Form 10-Q
period 1996-03-31
ATS MEDICAL INC
filed 1996-05-15
CIK 824068

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
                           COMMISSION FILE NO. 0-18602

                                ATS MEDICAL, INC.
             (Exact name of registrant as specified in its charter)


          MINNESOTA                                    41-1595629
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

    3905 ANNAPOLIS LANE, SUITE 105                        55447
        MINNEAPOLIS, MINNESOTA                          (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code: (612) 553-7736

Former name, if changed since last report:  N/A

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes    __X__                       No ___

    The number of shares outstanding of each of the registrant's classes of common stock as of May 1, 1996 was:

                 Common Stock, $.01 par value 15,102,039 shares



                                ATS MEDICAL, INC.

                                      INDEX

                                                                         PAGE

PART I.  FINANCIAL INFORMATION

Item 1.           Statements of Financial Position -                      3
                  March 31, 1996 (unaudited) and
                  December 31, 1995

                  Statements of Operations -                              4
                  Three Months Ended March 31, 1996
                  and 1995 (unaudited)

                  Statements of Cash Flows -                              5
                  Three Months Ended March 31, 1996 and
                  1995 (unaudited)

                  Notes to Financial Statements                           6

Item 2.           Management's Discussion and Analysis of                 7
                  Financial Condition and Results of Operations


PART II. OTHER INFORMATION                                               10

                  Signatures                                             11




ATS MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION

(Unaudited)

                                                       MARCH 31,     DECEMBER 31,
                                                         1996            1995
ASSETS                                               ------------    ------------
CURRENT ASSETS
  Cash & cash equivalents                            $  2,901,507    $  2,213,632
  Marketable securities                                 8,853,680      10,770,979
                                                     ------------    ------------
                                                       11,755,187      12,984,611
  Accounts receivable, less allowance of $12,500
     in 1996 and $150,000 in 1995                       3,327,146       3,014,957
  Other receivables                                       108,500         210,150
  Prepaid expenses                                        357,023         440,682
  Inventory                                            14,316,339      13,421,745
                                                     ------------    ------------

     TOTAL CURRENT ASSETS                              29,864,195      30,072,145

FURNITURE, MACHINERY & EQUIPMENT                        1,902,291       1,849,120
  Less accumulated depreciation                         1,018,846         961,571
                                                     ------------    ------------

                                                          883,445         887,549

OTHER ASSETS                                              370,885         369,434
                                                     ------------    ------------

TOTAL ASSETS                                         $ 31,118,525    $ 31,329,128
                                                     ============    ============

LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                   $    889,951    $  1,988,189
  Accrued payroll and expenses                            168,115         281,518
                                                     ------------    ------------

     TOTAL CURRENT LIABILITIES                          1,058,066       2,269,707

LONG-TERM DEBT                                                  0               0

SHAREHOLDERS' EQUITY
  Common Stock, $.01 par value:
   Authorized 40,000,000 shares; Issued and
   outstanding 15,101,539 & 14,963,604 at
   March 31, 1996 and Dec 31, 1995, respectively          151,015         149,636
  Additional paid-in capital                           51,600,750      50,777,154
  Other equity                                             32,046          48,154
  Retained earnings (deficit)                         (21,723,352)    (21,915,523)
                                                     ------------    ------------

     TOTAL SHAREHOLDERS' EQUITY                        30,060,459      29,059,421
                                                     ------------    ------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY             $ 31,118,525    $ 31,329,128
                                                     ============    ============





ATS MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)


                                         Three months ended March 31,
                                         ---------------------------
                                             1996           1995
                                         ------------   ------------
REVENUES
 Net sales                               $  2,596,880   $  2,318,305
 Less cost of goods sold                    1,674,285      1,495,327
                                         ------------   ------------

GROSS PROFIT                                  922,595        822,978

OPERATING EXPENSES
 Research, development and engineering        162,386        155,039
 Selling, general and administrative          751,647        605,351
                                         ------------   ------------

TOTAL EXPENSES                                914,033        760,390

 Interest income                              183,609         73,837
 Interest expense                                   0        (29,761)
                                         ------------   ------------
                                              183,609         44,076

NET INCOME                               $    192,171   $    106,664
                                         ============   ============

Net income per share                     $       0.01   $       0.01
                                         ============   ============

Weighted average number of shares
  outstanding during the period            16,685,411     12,673,470
                                         ============   ============




ATS MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

                                                      THREE MONTHS ENDED MARCH 31
                                                         1996             1995
                                                      ------------    ------------
OPERATING ACTIVITIES
Net income                                            $    192,171    $    106,664
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation                                            57,275          57,447
    Loss on disposal of equipment                                0             712
    Compensation expense on stock options                        0           9,266
    Changes in operating assets and liabilities:
      Accounts receivable                                 (312,189)         47,585
      Prepaid expenses and other assets                    185,308          97,066
      Other assets                                          (1,451)        (21,613)
      Inventory                                           (894,594)        986,405
      Accounts payable and accrued expenses             (1,211,641)        122,435
                                                      ------------    ------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES     (1,985,121)      1,405,967


INVESTING ACTIVITIES
  Purchase of marketable securities                       (928,650)     (8,639,860)
  Sale of marketable securities                          2,833,097               0
  Purchases of property, plant and equipment               (53,171)              0
                                                      ------------    ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES      1,851,276      (8,639,860)

FINANCING ACTIVITIES
  Notes payable                                                  0      (1,250,000)
  Net proceeds from sale of common stock                   824,975      14,814,027
                                                      ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  824,975      13,564,027

  Effect of exchange rate changes on cash                   (3,255)         18,038

INCREASE IN CASH AND CASH EQUIVALENTS                      687,875       6,348,172

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         2,213,632         628,368
                                                      ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $  2,901,507    $  6,976,540
                                                      ============    ============




ATS MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

March 31, 1996

Note A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ATS Medical, Inc. (the "Company") is engaged in the manufacturing and marketing of a pyrolytic carbon bileaflet mechanical heart valve. The Company sells the ATS Open Pivot TM valve (the "ATS Valve" or the "Valve") in international markets and is in the process of pursuing regulatory approval for sales in the United States.

RESULTS OF OPERATIONS

Net sales for the quarter ended March 31, 1996 totalled $2,596,880 compared to $2,318,305 for the quarter ended March 31, 1995. Revenue increased 12 % in the first quarter 1996 compared to 1995, but unit sales declined 4 %. More valves were sold into price sensitive markets during the quarter ended March 31, 1995 than in 1996. The average selling price per valve increased 11 % for the quarter ended March 31, 1996 compared to 1995. International pricing of heart valves is very competitive. The Company sells to independent specialty medical products distributors, who are responsible for specific geographic territories. These distributors sell the Valve to doctors, hospitals and health systems. Effective January 1, 1996 the Company raised the price of the Valve an average of 5%.

Cost of sales for the first quarter of 1996 totaled $1,674,285 or 65 % of sales compared to $1,495,327 or 65 % of sales for the first quarter of 1995. Although the mix of sales shifted to fewer units in low priced markets, the price of the carbon components increased 11% for the quarter ended March 31, 1996 as compared to the cost of carbon components contained in the Valves sold in the quarter ended March 31, 1995.

Gross profit totaled $922,595 for the quarter ended March 31, 1996 or 35 % of sales, compared to gross profit of $822,978 or 35 % for the quarter ended March 31, 1995. The increase in the average selling price in the first quarter of 1996 over 1995 was offset by the increase in the cost of carbon components.

Research, development and engineering expenses totalled $162,386 for the quarter ended March 31, 1996 versus $155,039 for the quarter ended March 31, 1995. Approximately 47 % and 40 % of research and development expenses for the quarters ended March 31, 1996 and 1995, resectively, were for testing and outside consulting services related to the valve. The primary focus of the Company's development efforts in the first quarter of 1996 was for new packaging for the Valve.

Selling, general and administrative expenses totaled $751,647 for the quarter ended March 31, 1996, an increase over the $605,351 reported for the quarter ended March 31, 1995. During the second half of 1995 the Company added personnel in sales and marketing which combined with other salary increases accounted for most of the year to year increase. The Company is planning the Second Symposium on the ATS Valve for the fourth quarter of 1996. Anticipated expenses associated with this meeting are being accrued at a rate of $50,000 per quarter starting with the first quarter of 1996.

Interest expense totaled $29,761 for the quarter ended March 31, 1995. There was no interest expense incurred in the quarter ended March 31, 1996. At the beginning of 1995, the Company had borrowed the entire limit of its $1,250,000 line of credit. The Company repaid its entire line of credit on March 13, 1995.

Interest income totaled $183,609 for the first quarter of 1996 compared to $73,837 for the first quarter of 1995. The increase in interest income was the result of having more cash on hand to invest in 1996 than in 1995.

The Company recorded net income of $192,171 for the quarter ended March 31, 1996 versus net income of $106,664 for the quarter ended March 31, 1995. The increased amount of interest income, the absence of interest expense and the increase in gross profit were greater than the increase in operating expenses, which resulted in increased net income.

Earnings per share for both quarters totaled $.01. The weighted average number of shares outstanding increased 32% in the 1996 first quarter over the 1995 first quarter primarily due to the issuance of 3,600,000 shares in the March, 1995 common stock offering.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities decreased by $1,229,424 from $12,984,611 at December 31, 1995 to $11,755,187 at March 31, 1996. Inventory
purchases, accounts receivable growth and a $1,098,238 reduction in accounts payable caused the company to have negative cashflow.

During 1996 the Company is required to buy $9.6 million of heart valve components in accordance with terms of a long term supply agreement with Carbomedics, Inc. (the "Supply Agreement"). There are four contract years after 1996 during which the Company is obligated to purchase an aggregate total of approximately $60 million of components. The minimum purchases under the contract are not tied to sales of the Company's valve and the Company does not expect sales of the Valve to exceed the minimum purchase requirements until the Valve is approved for sale in the United States by the Food and Drug Administration. Accounts receivable increased from $3,014,957 at December 31, 1995 to $3,327,146 at March 31, 1996. All of the Company's sales have been to customers in international markets and while the Company attempts to set standard 60 day terms for receivables, competitive pressures and geographical economic situations have caused the Company to selectively extend the terms for payment.

Accounts payable decreased by $1,098,238 from $1,988,189 at December 31, 1995 to $889,951 at March 31, 1996. The Company scheduled and received a large quantity of components from its carbon supplier in the fourth quarter of 1995 and a lesser quantity in the first quarter of 1996. The majority of the decrease is related to the amount owing CMI.

Based upon the Company's current rate of sales, its expected obligations under the supply agreement with CMI and its expected expenses, the Company anticipates that existing cash, cash equivalents and short-term investments will be sufficient to satisfy its capital requirements through 1997.

Beyond 1997, given the substantial minimum purchase requirements under the Supply Agreement and the costs associated with obtaining FDA approval in the United States, the Company must continue to substantially increase revenues to meet its capital requirements. Should revenues not increase sufficiently, the Company may be required to raise additional equity capital. There can be no assurance that equity would be available to the Company at favorable terms, if at all.



                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         At the Company's Annual Meeting of Shareholders held on May 2, 1996, the share-holders re-elected each of the Company's four directors by the following votes:

         Director                  Votes For     Withheld     Not Voting

         Manuel A. Villafana       11,914,692      71,525      3,113,572
         Richard W. Kramp          11,914,692      71,525      3,113,572
         Charles F. Cuddihy, Jr.   11,912,072      74,145      3,113,572
         James F. Lyons            11,905,242      80,975      3,113,572
         A. Jay Graf               11,912,117      74,100      3,113,572

         In addition, the shareholders ratified the selection of Ernst & Young as the Company's independent auditors for 1996 by the following vote:

         Votes For          Votes Against        Abstentions         Not Voted
         11,967,475            10,232               8,510            3,113,572


Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K
         Exhibit 27 - Financial Data Schedule



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    May 14, 1996                  ATS MEDICAL, INC.


                                       By: /s/ John H. Jungbauer
                                           John H. Jungbauer, Vice President/CFO
                                           (Principal Financial Officer and
                                           Authorized Signatory)