Form 10-Q
period 1996-06-30
ATS MEDICAL INC
filed 1996-08-09
CIK 824068

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                           COMMISSION FILE NO. 0-18602


                                ATS MEDICAL, INC.
             (Exact name of registrant as specified in its charter)


          MINNESOTA                                            41-1595629
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


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

                          Yes __X__        No _____


         The number of shares outstanding of each of the registrant's classes of common stock as of August 1, 1996 was:


                 Common Stock, $.01 par value      15,151,351




                                ATS MEDICAL, INC.

                                      INDEX

                                                                       PAGE
PART I.    FINANCIAL INFORMATION

Item 1.    Statements of Financial Position -                            3
           June 30, 1996 (unaudited) and
           December 31, 1995

           Statements of Operations -                                    4
           Three Months and Six Months Ended
           June 30, 1996 and 1995 (unaudited)

           Statements of Cash Flows -                                    5
           Six Months Ended June 30, 1996 and
           1995 (unaudited)

           Notes to Financial Statements                                 6

Item 2.    Management's Discussion and Analysis of                       7
           Financial Condition and Results of Operations


PART II.   OTHER INFORMATION                                             11

           Signatures                                                    12



ATS MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION

(Unaudited)

                                                        JUNE 30,       DECEMBER 31,
                                                          1996             1995
                                                      ------------     ------------
ASSETS
CURRENT ASSETS
  Cash & cash equivalents                             $  3,981,202     $  2,213,632
  Marketable securities                                  7,857,895       10,770,979
                                                      ------------     ------------
                                                        11,839,097       12,984,611
  Accounts receivable, less allowance of $25,000
     in 1996 and $150,000 in 1995                        3,174,861        3,014,957
  Other receivables                                         50,000          210,150
  Prepaid expenses                                         302,650          440,682
  Inventory                                             15,407,322       13,421,745
                                                      ------------     ------------
     TOTAL CURRENT ASSETS                               30,773,930       30,072,145

FURNITURE, MACHINERY & EQUIPMENT                         1,945,632        1,849,120
  Less accumulated depreciation                          1,072,026          961,571
                                                      ------------     ------------

                                                           873,606          887,549


OTHER ASSETS                                               375,919          369,434
                                                      ------------     ------------

TOTAL ASSETS                                          $ 32,023,455     $ 31,329,128
                                                      ============     ============

LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                    $  1,194,778     $  1,988,189
  Accrued payroll and expenses                             149,520          281,518
                                                      ------------     ------------

     TOTAL CURRENT LIABILITIES                           1,344,298        2,269,707

LONG-TERM DEBT                                                   0                0

SHAREHOLDERS' EQUITY
  Common Stock, $.01 par value:
   Authorized 40,000,000 shares; Issued and
   outstanding  15,237,976 & 14,963,604 at
   June 30, 1996 and Dec 31, 1995, respectively            152,380          149,636
  Additional paid-in capital                            51,863,797       50,777,154
  Other equity                                              32,712           48,154
  Retained earnings (deficit)                          (21,369,732)     (21,915,523)
                                                      ------------     ------------

     TOTAL SHAREHOLDERS' EQUITY                         30,679,157       29,059,421
                                                      ------------     ------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY              $ 32,023,455     $ 31,329,128
                                                      ============     ============





ATS MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)


                                           Three months ended June 30,     Six months ended June 30,
                                           ---------------------------    --------------------------
                                               1996           1995            1996           1995
                                           -----------    ------------    -----------    -----------
REVENUES
 Net sales                                 $ 3,069,820    $ 2,134,055     $ 5,666,700    $ 4,452,360
 Less cost of goods sold                     1,880,751      1,331,042       3,555,036      2,826,369
                                           -----------    -----------     -----------    -----------

GROSS PROFIT                                 1,189,069        803,013       2,111,664      1,625,991

OPERATING EXPENSES
 Research, development and engineering         166,628        203,683         329,014        358,722
 Selling, general and administrative           815,185        578,022       1,566,832      1,183,373
                                           -----------    -----------     -----------    -----------

TOTAL EXPENSES                                 981,813        781,705       1,895,846      1,542,095

 Interest income                               146,365        228,944         329,974        302,781
 Interest expense                                    0         (1,463)              0        (31,224)
                                           -----------    -----------     -----------    -----------
                                               146,365        227,481         329,974        271,557

NET INCOME                                 $   353,621    $   248,789     $   545,792    $   355,453
                                           ===========    ===========     ===========    ===========

Net income per share                       $      0.02    $      0.02     $      0.03    $      0.03
                                           ===========    ===========     ===========    ===========

Weighted average number of shares
  outstanding during the period             16,661,302     15,884,954      16,707,101     13,830,902
                                           ===========    ===========     ===========    ===========




ATS MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

                                                          SIX MONTHS ENDED JUNE 30,
                                                            1996              1995
                                                       ------------     ------------
OPERATING ACTIVITIES
Net income                                             $    545,792     $    355,453
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation                                            113,384          114,079
    Loss on disposal of equipment                                 0              916
    Compensation expense on stock options                         0           11,466
    Changes in operating assets and liabilities:
      Accounts receivable                                  (159,904)          18,118
      Prepaid expenses and other assets                     298,182         (113,667)
      Other assets                                           (6,485)         363,297
      Inventory                                          (1,985,577)         642,966
      Accounts payable and accrued expenses                (925,409)         826,673
                                                       ------------     ------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (2,120,017)       2,219,301

INVESTING ACTIVITIES
  Purchase of marketable securities                      (3,739,207)     (10,530,401)
  Sale of marketable securities                           6,639,438                0
  Purchases of property, plant and equipment                (99,441)         (71,280)
                                                       ------------     ------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES       2,800,790      (10,601,681)

FINANCING ACTIVITIES
  Notes payable                                                   0       (1,250,000)
  Net proceeds from sale of common stock                  1,089,387       14,965,944
                                                       ------------     ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                 1,089,387       13,715,944

  Effect of exchange rate changes on cash                    (2,590)          10,081

INCREASE IN CASH AND CASH EQUIVALENTS                     1,767,570        5,343,645

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          2,213,632          628,368
                                                       ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $  3,981,202     $  5,972,013
                                                       ============     ============




ATS MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

June 30, 1996

Note A - BASIS OF PRESENTATION


The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.




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

RESULTS OF OPERATIONS

Net sales for the quarter ended June 30, 1996 increased 44% to $3,069,820 compared to $2,134,055 for the quarter ended June 30, 1995. Unit sales also increased 44% in the second quarter 1996 compared to 1995. While more valves were sold into price sensitive markets during the quarter ended June 30, 1996 than in 1995, the average selling price per valve decreased less than 1 %. Following approval of the Shonin by the Japanese Ministry of Health the Company was able to ship valves to Japan in June.

Net sales for the six months ended June 30, 1996 totaled $5,666,700 compared to $4,452,360 for the six months ended June 30, 1995. Revenue increased about 27% and unit sales increased about 18% for the six months ended June 30, 1995. International pricing of heart valves is very competitive. The Company sells to independent specialty medical products distributors, who are responsible for specific geographic territories. These distributors sell the Valve to doctors, hospitals and health systems. Effective January 1, 1996 the Company raised the price of the Valve an average of 5%, and, combined with changes in geographic mix, the average selling price of the Valve has increased over 7% during the first half of 1996 compared to the first half of 1995.

Cost of sales for the second quarter of 1996 totaled $1,880,751 or 61 % of sales compared to $1,331,042 or 62 % of sales for the second quarter of 1995. Cost of sales for the six months ended June 30, 1996 totaled $3,555,036 or 63% of sales compared to $2,826,369 or 63% of sales for the six months ended June 30, 1995. The price of the carbon components increased 11% for the quarter and six months ended June 30, 1996 as compared to the cost of carbon components contained in the Valves sold in the quarter and six months ended June 30, 1995. Based upon the Company's internal sales projections the price of the carbon contained in valves sold during the quarter ending September 30, 1996 will also be 11% higher than in 1995.

Gross profit totaled $1,189,069 for the quarter ended June 30, 1996 or 39 % of sales, compared to gross profit of $803,013 or 38 % for the quarter ended June 30, 1995. Gross profit totaled $2,111,664 or 37% of sales for the six months ended June 30, 1996 compared to $1,625,991 or 37% of sales for the six months ended June 30, 1995. The increase in the average selling prices in 1996 over 1995 for the most part has been offset by the increase in the cost of carbon components.

Research, development and engineering expenses totaled $166,628 for the quarter ended June 30, 1996 versus $203,683 for the quarter ended June 30, 1995. For the six months ended June 30, 1996 research, development and engineering expenses totaled $329,014 compared to $358,722 for the six months ended June 30, 1995. Approximately 39% and 43% of research and development expenses for the quarters ended June 30, 1996 and 1995, respectively, were for testing and outside consulting services related to the Valve. The primary focus of the Company's development efforts in the first half of 1996 was for new packaging for the Valve.

Selling, general and administrative expenses totaled $815,185 for the quarter ended June 30, 1996, an increase over the $578,022 reported for the quarter ended June 30, 1995. During the second half of 1995 the Company added personnel in sales and marketing which, combined with other salary increases, accounted for a large portion of the year to year increase. The Company is planning the Second Symposium on the ATS Valve for the fourth quarter of 1996. Anticipated expenses associated with this meeting have resulted in accruals of $50,000 in the first quarter of 1996 and $150,000 in the second quarter. Additional monies will be accrued in the third and fourth quarters as information on projected expenses is available.

Interest expense totaled $1,463 for the quarter ended June 30, 1995. There was no interest expense incurred in the quarter ended June 30, 1996. At the beginning of 1995, the Company had borrowed the entire limit of its $1,250,000 line of credit. The Company repaid its entire line of credit on March 13, 1995. For the six months ended June 30, 1995 the company paid $31,224 in interest expense.

Interest income totaled $146,365 for the quarter ended June 30, 1996 compared to $228,944 for the quarter ended June 30, 1995. For the first half of 1996 interest income totaled $329,974 compared to $302,781 for the first six months of 1995. The increase in interest income for the first half of 1996 was the result of having cash on hand to invest for the entire six months of 1996 and only four months of 1995. Cash on hand at June 30, 1996 is below the amount on hand during the last six months of 1995, so interest income for the third and fourth quarters of 1996 is expected to be lower than in the comparable quarters of 1995.

Net income totaled $353,621 for the quarter ended June 30, 1996 versus net income of $248,789 for the quarter ended June 30, 1995. Net income totaled $545,792 for the six months ended June 30, 1996 compared to $355,543 for the six months ended June 30, 1995. The increase in gross profit in the 1996 periods were greater than the increase in operating expenses, which resulted in increased net income compared to the 1995 periods.

Earnings per share for both quarters totaled $.02. Earnings per share for the first six months of both 1996 and 1995 totaled $.03. The weighted average number of shares outstanding increased 21% for the six months ended June 30, 1996 over 1995 primarily due to the issuance of 3,600,000 shares in the March, 1995 common stock offering.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities decreased by $1,145,514 from $12,984,611 at December 31, 1995 to $11,839,097 at June 30, 1996. Inventory
purchases, accounts receivable growth and a $793,411 reduction in accounts payable caused the company to have negative cashflow. The Company collected $1,089,387 during the first six months of 1996 from the exercise of stock options and warrants.

During 1996 the Company is required to buy $9.6 million of heart valve components in accordance with terms of a long term supply agreement with CarboMedics, Inc. (the "Supply Agreement"). There are four contract years after 1996 during which the Company is obligated to purchase an aggregate total of approximately $60 million of components. The minimum purchases under the contract are not tied to sales of the Company's valve and the Company does not expect sales of the Valve to exceed the minimum purchase requirements until the Valve is approved for sale in the United States by the Food and Drug Administration. Deliveries under the terms of the contract are expected to increase during the second half of 1996 which will cause cash, cash equivalents and marketable securities to decline.

Accounts receivable increased from $3,014,957 at December 31, 1995 to $3,174,861 at June 30, 1996. All of the Company's sales have been to customers in international markets and while the Company attempts to set standard 60 day terms for receivables, competitive pressures and geographical economic situations have caused the Company to selectively extend the terms for payment.

Accounts payable decreased from $1,988,189 at December 31, 1995 to $1,194,778 at June 30, 1996. The Company scheduled and received a large quantity of components from its carbon supplier in the fourth quarter of 1995 and a lesser quantity in each of the first two quarters of 1996. The majority of the decrease in accounts payable is related to the amount owing CMI.

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

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe habor" for forward-looking statements to encourage companies to provide prospective information about their business, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. ATS Medical, Inc. desires to take advantage of the safe harbor provisions with respect to any forward-looking statements it may make in this filing, other filings with the Securities and Exchange Commission and any public oral statements or written releases. The words or phrases "will likely," "is expected," "will continue," "is anticipated," "estimate," "projected," "forecast," or similar expressions are intended to identify forward-looking statements within the meaning of the Act. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

In accordance with the Act, the Company identifies the following important general factors which if altered from the current status could cause the Company's actual results to differ from those described in any forward-looking statements: the continued acceptance of the Company's mechanical heart valve in international markets, the acceptance by the U.S. FDA of the Company's regulatory submissions, the continued performance of the Company's mechanical heart valve without structural failure, the actions of the Company's competitors including pricing changes and new product introductions, the continued performance of the Company's independent distributors in selling the valve, and the actions of the Company's supplier of pyrolitic carbon components for the valve. This list is not exhaustive, and the Company may supplement this list in any future filing or in connection with the making of any specific forward-looking statement.




                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings
                  None

Item 2.           Changes in Securities
                  None

Item 3.           Defaults Upon Senior Securities
                  None

Item 4.           Submission of Matters to a Vote of Security Holders
                  None

Item 5.           Other Information
                  None

Item 6.           Exhibits and Reports on Form 8-K
                  None



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    August 5, 1996           ATS MEDICAL, INC.


                                  By:   /s/ John H. Jungbauer
                                        John H. Jungbauer, Vice President/CFO
                                        (Principal Financial Officer and
                                        Authorized Signatory)