Form 10-Q
period 1996-09-30
ATS MEDICAL INC
filed 1996-11-07
CIK 824068

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

           [x] Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
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

                                    Yes __X__       No _____

         The number of shares outstanding of each of the registrant's classes of common stock as of November 1, 1996 was:

          Common Stock $.01 par value               15,166,151 shares


===============================================================================

                                ATS MEDICAL, INC.

                                      INDEX

PART I.           FINANCIAL INFORMATION                                  PAGE

Item 1.           Statements of Financial Position -                       3
                  September 30, 1996 (unaudited) and
                  December 31, 1995

                  Statements of Operations -                               4
                  Three Months and Nine Months Ended
                       September 30, 1996 and 1995 (unaudited)

                  Statements of Cash Flows -                               5
                  Nine Months Ended September 30, 1996 and
                  1995 (unaudited)

                  Notes to Financial Statements                            6

Item 2.           Management's Discussion and Analysis of                  7
                  Financial Condition and Results of Operations

PART II.          OTHER INFORMATION                                       11

                  Signatures                                              12


ATS MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION

(Unaudited)

                                                     SEPTEMBER 30,    DECEMBER 31,
                                                         1996             1995
ASSETS                                               ------------     ------------
CURRENT ASSETS
  Cash & cash equivalents                            $  4,198,671     $  2,213,632
  Marketable securities                                 7,852,698       10,770,979
                                                     ------------     ------------
                                                       12,051,369       12,984,611
  Accounts receivable, less allowance of $187,500
     in 1996 and $150,000 in 1995                       2,498,727        3,014,957
  Other receivables                                        66,875          210,150
  Prepaid expenses                                        228,431          440,682
  Inventory                                            16,671,237       13,421,745
                                                     ------------     ------------

     TOTAL CURRENT ASSETS                              31,516,639       30,072,145

FURNITURE, MACHINERY & EQUIPMENT                        1,981,571        1,849,120
  Less accumulated depreciation                         1,105,101          961,571
                                                     ------------     ------------

                                                          876,470          887,549


OTHER ASSETS                                              380,601          369,434
                                                     ------------     ------------

TOTAL ASSETS                                         $ 32,773,710     $ 31,329,128
                                                     ============     ============

LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                   $  1,471,251     $  1,988,189
  Accrued payroll and expenses                            112,889          281,518
                                                     ------------     ------------

     TOTAL CURRENT LIABILITIES                          1,584,140        2,269,707

LONG-TERM DEBT                                                  0                0

SHAREHOLDERS' EQUITY Common Stock, $.01 par value
   Authorized 40,000,000 shares; Issued and
   outstanding 15,166,151 & 14,963,604 at
   Sept 30, 1996 and Dec 31, 1995, respectively           151,661          149,636
  Additional paid-in capital                           51,989,141       50,777,154
  Other equity                                             33,656           48,154
  Retained earnings (deficit)                         (20,984,888)     (21,915,523)
                                                     ------------     ------------

     TOTAL SHAREHOLDERS' EQUITY                        31,189,570       29,059,421
                                                     ------------     ------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY             $ 32,773,710     $ 31,329,128
                                                     ============     ============



ATS MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

                                         Three months ended September 30,  Nine months ended September 30,
                                         --------------------------------  -------------------------------
                                              1996            1995              1996             1995
                                          ------------    ------------      ------------    ------------
REVENUES
Net sales                                 $  2,758,825    $  2,236,980      $  8,425,525    $  6,689,340
Less cost of goods sold                      1,654,064       1,572,340         5,209,100       4,398,709
                                          ------------    ------------      ------------    ------------

GROSS PROFIT                                 1,104,761         664,640         3,216,425       2,290,631

OPERATING EXPENSES
Research, development and engineering          137,618         178,956           466,632         537,678
Selling, general and administrative            746,986         598,401         2,313,818       1,781,774
                                          ------------    ------------      ------------    ------------

TOTAL EXPENSES                                 884,604         777,357         2,780,450       2,319,452

Interest income                                164,686         252,279           494,660         555,060
Interest expense                                     0               0                 0         (31,224)
                                          ------------    ------------      ------------    ------------
                                               164,686         252,279           494,660         523,836

NET INCOME                                $    384,843    $    139,562      $    930,635    $    495,015
                                          ============    ============      ============    ============

Net income per share                      $       0.02    $       0.01      $       0.06    $       0.03
                                          ============    ============      ============    ============

Weighted average number of shares
  outstanding during the period             16,065,511      16,039,182        16,485,741      14,572,270
                                          ============    ============      ============    ============



ATS MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)


                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                             1996             1995
                                                       ------------     ------------
OPERATING ACTIVITIES
Net income                                             $    930,635     $    495,015
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation                                            174,232          171,399
    Loss on disposal of equipment                            14,996              916
    Compensation expense on stock options                         0           13,666
    Changes in operating assets and liabilities:
      Accounts receivable                                   516,230           19,495
      Prepaid expenses and other assets                     355,526         (150,032)
      Other assets                                          (11,167)         259,698
      Inventory                                          (3,249,492)      (1,246,396)
      Accounts payable and accrued expenses                (685,567)       1,046,049
                                                       ------------     ------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (1,954,607)         609,810


INVESTING ACTIVITIES
  Purchase of marketable securities                      (6,611,381)     (14,348,753)
  Sale of marketable securities                           9,516,810        2,929,753
  Purchases of property, plant and equipment               (178,149)        (137,880)
                                                       ------------     ------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES       2,727,280      (11,556,880)

FINANCING ACTIVITIES
  Notes payable                                                   0       (1,250,000)
  Net proceeds from sale of common stock                  1,214,012       15,424,735
                                                       ------------     ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                 1,214,012       14,174,735

  Effect of exchange rate changes on cash                    (1,646)           6,930

INCREASE IN CASH AND CASH EQUIVALENTS                     1,985,039        3,234,595

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          2,213,632          628,368
                                                       ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $  4,198,671     $  3,862,963
                                                       ============     ============



ATS MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

September 30, 1996

Note A - BASIS OF PRESENTATION


The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.



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

RESULTS OF OPERATIONS

Net sales for the quarter ended September 30, 1996 increased 23% to $2,758,825 compared to $2,236,980 for the quarter ended September 30, 1995. Unit sales increased 1% in the third quarter 1996 compared to 1995. More valves were sold into developed markets than price sensitive markets during the quarter ended September 30, 1996 versus 1995. Following approval of the Shonin by the Japanese Ministry of Health the Company was able to ship valves to Japan both in June and during the third quarter of 1996.

Net sales for the nine months ended September 30, 1996 totaled $8,425,525 compared to $6,689,340 for the nine months ended September 30, 1995. Revenue increased approximately 26% and unit sales increased approximately 12% for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995. International pricing of heart valves is very competitive. The Company sells to independent specialty medical products distributors, who are responsible for specific geographic territories. These distributors sell the Valve to doctors, hospitals and health systems. Effective January 1, 1996 the Company raised the price of the Valve an average of 5%, and, combined with changes in geographic mix, the average selling price of the Valve has increased 13% during the first nine months of 1996 compared to the first nine months of 1995.

Cost of sales for the third quarter of 1996 totaled $1,654,064 or 60% of sales compared to $1,572,340 or 70% of sales for the third quarter of 1995. Cost of sales for the nine months ended September 30, 1996 totaled $5,209,100 or 62% of sales compared to $4,398,709 or 66% of sales for the nine months ended September 30, 1995. The price of the carbon components increased 11% for the quarter and nine months ended September 30, 1996 as compared to the cost of carbon components contained in the Valves sold in the quarter and nine months ended September 30, 1995. Based upon the Company's internal sales projections, the price of the carbon contained in valves sold during the fourth quarter of 1996 will be 13% higher than in 1995.

Gross profit totaled $1,104,761 for the quarter ended September 30, 1996 or 40% of sales, compared to gross profit of $664,640 or 30% for the quarter ended September 30, 1995. Gross profit totaled $3,216,425 or 38% of sales for the nine months ended September 30, 1996 compared to $2,290,631 or 34% of sales for the nine months ended September 30, 1995. The increase in the average selling prices in 1996 over 1995 has exceeded the increase in the cost of carbon components.

Research, development and engineering expenses totaled $137,618 for the quarter ended September 30, 1996 versus $178,956 for the quarter ended September 30, 1995. For the nine months ended September 30, 1996 research, development and engineering expenses totaled $466,632 compared to $537,678 for the nine months ended September 30, 1995. Approximately 49% and 32% of research and development expenses for the quarters ended September 30, 1996 and 1995, respectively, were for testing and outside consulting services related to the Valve. The primary focus of the Company's development efforts in the first nine months of 1996 was for new packaging for the Valve.

Selling, general and administrative expenses totaled $746,986 for the quarter ended September 30, 1996, an increase over the $598,401 reported for the quarter ended September 30, 1995. The Company is planning the Second Symposium on the ATS Valve for the fourth quarter of 1996. Anticipated expenses associated with this meeting have resulted in accruals of $100,000 in the third quarter of 1996 and $300,000 in the first nine months of 1996. There was no symposium or comparable expense in 1995, as a result, this is the majority of the year to year increase. Headcount additions and salary increases were another factor in the increase in selling, general and administrative expenses in 1996.

There was no interest expense incurred in the quarters ended September 30, 1996 and 1995. At the beginning of 1995, the Company had borrowed the entire limit of its $1,250,000 line of credit. The Company repaid its entire line of credit on March 13, 1995. For the nine months ended September 30, 1995 the company paid $31,224 in interest expense.

Interest income totaled $164,686 for the quarter ended September 30, 1996 compared to $252,279 for the quarter ended September 30, 1995. For the first nine months of 1996 interest income totaled $494,660 compared to $555,060 for the first nine months of 1995. The decrease in interest income for the first nine months of 1996 was the result of less cash on hand to invest for the nine months of 1996 than the first nine months of 1995. Cash on hand at September 30, 1996 is below the amount on hand September 30, 1995, so interest income for the fourth quarter of 1996 is expected to be lower than the fourth quarter of 1995.

Net income totaled $384,843 for the quarter ended September 30, 1996 versus net income of $139,562 for the quarter ended September 30, 1995. Net income totaled $930,635 for the nine months ended September 30, 1996 compared to $495,015 for the nine months ended September 30, 1995. The increase in gross profit in the 1996 periods was greater than the increase in operating expenses, which resulted in operating income and increased net income compared to the 1995 periods.

Earnings per share totaled $.02 for the quarter ended September 30, 1996 compared to $.01 for the quarter ended September 30, 1995. Earnings per share for the first nine months of 1996 totaled $.06 and earnings per share for the first nine months of 1995 totaled $.03. The weighted average number of shares outstanding increased 13% for the nine months ended September 30, 1996 over 1995 primarily due to the issuance of 3,600,000 shares in the March, 1995 common stock offering.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities decreased by $933,242 from $12,984,611 at December 31, 1995 to $12,051,369 at September 30, 1996. Inventory
purchases, accounts receivable growth and a $516,938 reduction in accounts payable caused the company to have negative cashflow. The Company collected $1,214,012 during the first nine months of 1996 from the exercise of stock options and warrants.

During 1996 the Company is required to purchase $9.6 million of heart valve components in accordance with terms of a long term supply agreement with CarboMedics, Inc. (the "Supply Agreement"). There are four contract years after 1996 during which the Company is obligated to purchase an aggregate total of approximately $60 million of components. The minimum purchases under the contract are not tied to sales of the Company's valve and the Company does not expect sales of the Valve to exceed the minimum purchase requirements until the Valve is approved for sale in the United States by the Food and Drug Administration. Deliveries under the terms of the contract are expected to increase during the final quarter of 1996 which will cause cash, cash equivalents and marketable securities to decline.

Accounts receivable decreased from $3,014,957 at December 31, 1995 to $2,498,727 at September 30, 1996. All of the Company's sales have been to customers in international markets and while the Company attempts to set standard 60 day terms for receivables, competitive pressures and geographical economic situations have caused the Company to selectively extend the terms for payment.

Accounts payable decreased from $1,988,189 at December 31, 1995 to $1,471,251 at September 30, 1996. The Company scheduled and received a large quantity of components from its carbon supplier in the fourth quarter of 1995 and a lesser quantity in each of the first three quarters of 1996. The majority of the decrease in accounts payable is related to the amount owing CMI.

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

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their business, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. ATS Medical, Inc. desires to take advantage of the safe harbor provisions with respect to any forward-looking statements it may make in this filing, other filings with the Securities and Exchange Commission and any public oral statements or written releases. The words or phrases "will likely," "is expected," "will continue," "is anticipated," "estimate," "projected," "forecast," or similar expressions are intended to identify forward-looking statements within the meaning of the Act. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

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


Date: November 6, 1996              ATS MEDICAL, INC.



                                    By:  /s/ John H. Jungbauer
                                         -------------------------------------
                                         John H. Jungbauer, Vice President/CFO
                                         (Principal Financial Officer and
                                         Authorized Signatory)