Form 10-K
period 1996-12-31
ATS MEDICAL INC
filed 1997-03-28
CIK 824068

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    ---------

                                    FORM 10-K
            _X_ Annual report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                           COMMISSION FILE NO. 0-18602

                                ATS MEDICAL, INC.
             (Exact name of registrant as specified in its charter)

          MINNESOTA                                     41-1595629
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

           3905 ANNAPOLIS LANE
          MINNEAPOLIS, MINNESOTA                          55447
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (612) 553-7736

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock $.01 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes __X__ No _____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

         The aggregate market value of voting stock held by nonaffiliates of the registrant as of January 1, 1997 was approximately $111,360,742 (based on the last sale price of such stock as reported by the NASDAQ National Market).

         The number of shares outstanding of each of the registrant's classes of common stock as of January 1,1997 was:

Common Stock, $.01 par value                                 15,288,042  shares

                       DOCUMENTS INCORPORATED BY REFERENCE

         Pursuant to General Instruction G(3), the responses to Items 10, 11, 12 and 13 of Part III of this report are incorporated herein by reference to certain information contained in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 28, 1997.


                                ATS MEDICAL, INC.
                                 1996 FORM 10-K

                                     PART I

ITEM 1.  BUSINESS

GENERAL

ATS Medical, Inc. ("ATS Medical" or the "Company") manufactures and markets a pyrolytic carbon bileaflet mechanical heart valve. The Company believes, based on preliminary clinical results, that the ATS Open Pivot(TM) valve (the "ATS Medical valve" or the "Valve") offers superior performance compared to other commercially available mechanical heart valves. The Company began selling the ATS Medical(TM) valve in international markets in 1992. In December, 1996 the U.S. Food and Drug Administration (FDA) conditionally approved the Company's Investigational Device Exemption (IDE) allowing the Company to initiate a clinical study of the valve with the eventual goal of regulatory approval in the United States.

THE ATS OPEN PIVOT VALVE

The ATS Open Pivot valve is designed to advance the standard of existing mechanical heart valves by combining a proprietary open pivot design and certain innovative features with the widely accepted biocompatibility and durability of pyrolytic carbon. Based on preliminary clinical results, the Company believes that the ATS Medical valve offers superior performance compared to other commercially available mechanical heart valves. The following characteristics are the primary advances of the ATS Medical valve:

POTENTIAL FOR REDUCED RATES OF THROMBOEMBOLIC COMPLICATIONS

The ATS Medical valve's pivot areas are designed to protrude into the orifice and be exposed to the washing action of the blood flowing through the Valve. All other currently marketed bileaflet valves contain pivot cavities in the orifice wall into which protrusions from the semi-circular leaflets extend to allow the leaflets to swing open and shut. These cavities are areas of flow stagnation and possible blood clot formation. The proprietary open pivot areas of the ATS Medical valve feature spherical protrusions from the orifice that match spherical notches in the leaflets. The pivot areas project into the normal blood flow pattern where the pivots are washed by the flowing blood. By eliminating the cavities in the orifice and placing the pivot areas within the normal blood flow, the Company believes the improved washing action lowers the likelihood of blood clot formation and the resulting incidence of thromboembolism. The open pivot design as well as the angled inflow and outflow pivot stops also result in low levels of hemolysis (damage to blood cells) which the Company believes further contributes to a low rate of thromboembolic complications.

IMPROVED BLOOD FLOW EFFICIENCIES

The Company believes the Valve has several features that result in improved blood flow efficiency as compared to other commercially available valves. The Valve's orifice is a solid pyrolytic carbon ring. In contrast, the industry standard valve orifice is composed of a soft graphite substrate which is coated on all sides by pyrolytic carbon. By eliminating the graphite substrate, the Company is able to make the orifice as durable but thinner, thereby resulting in a larger inside diameter. The Company believes that this design results in lower pressure gradients in the ATS Medical valve. The Valve also has less regurgitation (backflow of blood when the valve is closing and closed) than other valves due to geometry's that minimize the direct leakage paths. These design characteristics result in superior blood flow efficiencies which should reduce the workload on the heart.

EASE OF IMPLANT

The Valve and its supporting materials are designed for ease of use by the implanting cardiac surgeon. The ATS Medical valve has a low profile design to avoid complications in the implant procedure. The orifice also is rotatable, thereby allowing the surgeon to optimize valve orientation by adjusting the position of the leaflets after the Valve has been sutured in the natural anatomical position in the patient's heart. The packaging and accessories of the Valve also are designed to facilitate the implant procedure by including all of the required items pre-assembled in a sterilized dual barrier container.

IMPROVED FOLLOW-UP DIAGNOSTIC CAPABILITY

The ATS Medical valve eases the follow-up diagnostic process by being more visible to x-rays than other commercially available valves. The titanium stiffening ring provides a clear image on x-rays taken from any angle. The leaflets also have a higher percentage of tungsten impregnated in the substrate than the industry standard valve, making them more visible to x-rays. This increased visibility to x-rays assists cardiologists during follow-up examinations.

IMPROVED PATIENT QUALITY OF LIFE THROUGH LOWER NOISE LEVELS

Patients with other implanted mechanical heart valves frequently complain of disturbances resulting from the clicking sound created as the valve closes. These disturbances range from irritability and insomnia to paranoia and depression. Spouses of patients with implanted mechanical valves also report disturbances resulting from the noise of the valve. Initial clinical reports and preliminary studies indicate that the ATS Medical valve is quieter than competitors' valves and below the threshold of hearing for most patients. The Company believes that the reduced noise level of the Valve further improves the quality of life of the patient.

CLINICAL DATA AND TESTING RESULTS

The Company began the development of the ATS Medical valve in November 1990. During 1991 and 1992, the Company performed in vitro and animal testing of the Valve. The in vitro testing included accelerated wear testing which subjected the Valves to repeated opening and closing at speeds and forces greatly in excess of those found in the human heart. The Company has continued these accelerated wear tests beyond 1992 and, as of December 31, 1995, has accumulated wear data in excess of 600 million cycles or equivalent to 15 years of performance in a human. The results of these accelerated wear tests show average wear rates similar to the St. Jude valves used as control valves. The results of the animal testing and the other in vitro testing also show performance characteristics either equivalent or superior to the St. Jude valves used as control valves.

Beginning in May 1992, after obtaining approval from its Medical Advisory Board, the Company commenced human implants in international markets. Through January 1, 1997, the Company estimates that over 14,000 ATS Medical valves have been implanted in patients outside of the United States. The Company has received implant registration data from over 130 institutions in 29 countries which have implanted the ATS Medical valve in patients. While no long-term in vivo studies of the Valve have yet been completed, the Company believes, based on discussions with surgeons and analysis of short-term implant data, that the Valve is demonstrating superior performance compared to the industry standard mechanical valve. Based on these preliminary clinical reports, the Company believes that the ATS Medical valve is experiencing a lower rate of thromboembolic events, superior blood flow efficiencies, lower levels of hemolysis and lower noise levels than the industry standard valve. In 1996, three prominent surgical groups were recognized for their work with the ATS Open Pivot valve through the publication of their clinical results in scientific journals. The published materials were critical to the continued penetration of key European markets. The first published paper detailed results of the Japanese clinical trials. It was essential in aiding the rapid entry into the Japanese market following regulatory approval which occurred two months after publication. In short order, two more scientific articles appeared. These articles, originating from Belgium and the United Kingdom, became very effective selling tools in Europe as well as other parts of the world.

PROSTHETIC HEART VALVE MARKET

Prosthetic heart valves have been in general use since the 1960's and represent an estimated $600 million worldwide market. The worldwide prosthetic heart valve market has consistently grown at a rate of over 5 percent annually over the last 20 years, principally due to the expansion of cardiovascular surgery facilities and the acceptance of valve replacement.

The worldwide prosthetic heart valve market is projected to continue to increase at annual rates of 4 to 5 percent due to the aging of the population and the expansion of cardiovascular surgery in international markets. One of the principal causes of valve replacement is the deterioration of natural valves through the aging process, with the average age of valve replacement patients in excess of 50 years. As this segment of the population increases, the market for prosthetic heart valves is expected to increase. In addition, rheumatic heart disease is a principal cause of valve replacement, particularly in areas where penicillin has been unavailable until relatively recently. As cardiovascular surgery facilities expand in developing markets, the number of prosthetic heart valve implants is expected to increase. The countries of Eastern Europe, the Middle East and South America all offer the potential for greater than 10 percent annual growth in the number of implants of prosthetic valves.

Over 70 percent of the prosthetic valves implanted worldwide are mechanical valves. Outside of the United States, mechanical valves represent approximately 75 percent of the prosthetic valve implants. Furthermore, as life expectancies continue to increase, cardiac surgeons have been less likely to use tissue valves in older patients and thereby subject the patient to the risks of a possible re-operation. Mechanical valves are used in many instances to replace degenerative prosthetic tissue valves.

MARKETING AND SALES

The Company's marketing strategy is to combine the substantial cardiovascular sales experience of its senior officers with a network of experienced independent distributors to sell the Valve internationally while pursuing regulatory approval in the United States.

Manuel A. Villafana and Richard W. Kramp, the Company's Chief Executive Officer and Chief Operating Officer, respectively, previously recruited, selected and managed the independent distributor network of St. Jude Medical, Inc. ("St. Jude"). St. Jude was founded in 1976 by Mr. Villafana to develop a bileaflet mechanical heart valve that has become the world's most frequently implanted prosthetic heart valve and is currently the industry standard. Mr. Kramp headed St. Jude's worldwide sales and marketing efforts for almost 10 years. St. Jude terminated most of its independent distributors as it converted to direct sales of the St. Jude valve beginning in the United States in 1988 and internationally in 1990. Many of these international distributors, who have long-established relationships with cardiac surgeons and cardiologists, have contracted to serve as independent distributors of the ATS Medical valve.

Since 1992, the Company has contracted with independent distributors in most of the developed international markets. The Company believes that this independent distributor network provides a rapid and cost efficient means of introducing the Valve in a wide range of international markets through an experienced sales force. The selection of an independent distributor does not involve significant expense to the Company and does not expose the Company to currency fluctuation risk since the distributor purchases Valves directly from the Company in United States dollars. The Company has been able to attract experienced mechanical valve sales organizations familiar with local markets and customs to act as distributors.

The Company has a standard distributor agreement with variations for certain distributors. Most of the distributor agreements establish quotas for sales of the Valve in the distributor's territory. Most of the distributor agreements also provide for termination at the option of the Company upon the departure of certain key employees of the distributor or the change in control of ATS Medical, Inc.

The Company supports its independent distributors through the Company's sales, marketing and customer service personnel. The Company displays the Valve at major international, national and regional medical meetings attended by cardiovascular surgeons and cardiologists. The Company also develops and distributes product brochures and product information bulletins and conducts product training sessions. When feasible, the Company also responds to special requests from physicians for supporting accessories and custom devices.

In January, 1996 over sixty distributors and their representatives convened in Europe for the first all distributor sales meeting. The two day meeting included the distribution of a complete set of new selling tools, followed by intensive training by Senior Sales and Marketing management. In addition to continuing training of our core group of distributors, the meeting also provided direct training to the many new representatives who had joined the Company in 1995 or who were starting as distributors in early 1996. Distributors from as far away as Japan enjoyed the opportunity to learn, from the Company's staff as well as their peers, the best methods for selling and supporting the valve in their markets.

COMPETITION

The mechanical heart valve market is highly competitive with one dominant company. In 1994, according to industry estimates, St. Jude represented approximately 64% of the mechanical heart valves sold worldwide. St. Jude was founded in 1976 by Mr. Villafana and has sold substantially the same bileaflet valve since it was first introduced in 1977, although certain minor alterations have recently been made to the valve.

Other companies that sell mechanical valves include Medtronic, Inc., CarboMedics, Inc. ("CMI"), Baxter Edwards and Sorin Biomedica sPa. Medtronic, Inc. sells a monoleaflet mechanical valve that was introduced in the late 1970's as well as a tissue valve. CMI, which manufactures pyrolytic carbon components for the Company's valve, markets a bileaflet pyrolytic carbon valve with cavity pivot areas resembling those in the St. Jude valve. CMI introduced its bileaflet valve in international markets in 1986 and in 1993 received FDA approval to sell the valve in the United States. Baxter Edwards reintroduced a bileaflet valve in international markets. Sorin Biomedica sPa is an Italian company that sells a monoleaflet and a bileaflet mechanical valve. These competitors have significantly greater financial resources than the Company.

The Company also is aware of several companies that are developing new prosthetic heart valves. Several companies are developing and testing new autologous (created from the patient's own tissue) valves, more durable tissue valves and new bileaflet and trileaflet mechanical valves. Advancements also are being made in surgical procedures such as mitral valve reconstruction, whereby the natural mitral valve is repaired, thereby delaying the need for a replacement valve. Other companies are pursuing biocompatible coatings to be applied to mechanical valves in an effort to reduce the incidence of thromboembolic events.

The Company believes that the most important factors in a physician's selection of a particular prosthetic valve are the physician's perceived benefits of the valve and the physician's confidence in the valve design. As a result, valves that have developed a favorable clinical performance record have a significant marketing advantage over new valves. In addition, negative publicity resulting from isolated incidents can have a significant negative effect on a valve's overall acceptance. The Company competes with existing mechanical heart valves by combining the advanced technical features of the Valve with the substantial sales and heart valve marketing experience of its key management and independent distributors. The Company's success is dependent upon the surgeon's willingness to use a new prosthetic heart valve as well as the future clinical performance of the Valve compared with the more established competition.

The Company believes that mechanical heart valves are currently being marketed to hospitals at prices that vary significantly from country to country due to market conditions, currency valuations, distributor mark-ups and government regulations. The Company believes that, after distributor mark-up, the ATS Medical valve sells at or above the current price of other valves in most markets. In many markets, government agencies are imposing or proposing price controls or restrictions on medical products. The Company works with its independent distributors to price the Valve in each market to meet these limitations. In addition, the Company's primary competitors have the ability, due to their internal carbon manufacturing facilities and economies of scale, to manufacture their valves at lower cost than the Company can manufacture the ATS Medical valve.

MANUFACTURING AND COMPONENT SUPPLY

The basic design from which the ATS Medical valve evolved was developed by CMI. CMI is the largest and most experienced manufacturer of pyrolytic carbon components used in mechanical heart valves. CMI has designed and patented numerous mechanical valves, and was in the process of pursuing the regulatory and marketing steps for another mechanical valve that it had developed when it agreed to license its patent (the "CMI Patent") on the basic design of an open pivot bileaflet mechanical valve to the Company in 1990.

The Company commenced its valve development program by entering into four agreements with CMI: a license agreement, a development agreement, a supply agreement and an option agreement. Under the terms of the license agreement with CMI (the "License Agreement"), the Company received a royalty-free worldwide exclusive license to the licensed patent. The License Agreement does not include the right to manufacture the pyrolytic carbon components, except that if CMI is unable to produce the components, the Company has the right and license to make or have made components. The License Agreement may be terminated by CMI or CMI may declare the license to be non-exclusive if the Company fails to meet the minimum purchase requirements under a supply agreement with CMI (the "Supply Agreement"). Upon satisfaction of the Company's minimum purchase requirements under the Supply Agreement, the Company will have a paid-up, exclusive, royalty-free, worldwide license to the licensed patent. At the same time it entered into the License Agreement, the Company entered into a development agreement (the "Development Agreement") with CMI to complete design development of the pyrolytic carbon components and perform testing of the Valve. The Development Agreement provided that CMI, at the Company's direction, perform preliminary tests of the Valve and assist the Company in making changes in the design. As a result of these tests and certain design changes initiated by the Company, the Company finalized the design of the Valve and filed and received an additional U.S. patent covering the design modifications. The design improvements and the U.S. patent covering the modifications are the exclusive property of the Company. This today is the ATS Open Pivot valve.

In late 1992, upon completion of the Development Agreement, the Company began purchasing sets of Valve components from CMI under the Supply Agreement. The Company and CMI entered into an amendment to the Supply Agreement in December 1993 that modified the minimum purchase requirements. The Supply Agreement, as amended, has a term of 15 contract years and provides that the Company purchase a minimum number of Valve components in each of the first eight contract years. The fourth contract year was completed in December 1996. The total commitment for the next four contract years is approximately $60 million. If the minimum purchase requirements are not met during any of the first eight contract years, CMI may terminate the License Agreement or may declare the License Agreement to be non-exclusive. The Company may not purchase Valve components from any source other than CMI during the first eight contract years unless CMI is unable to deliver the components. After the eighth contract year, the Company must purchase the lower of either certain specified amounts or the number of Valves sold and/or disposed of by any means by the Company. The price for each Valve component set is determined for all fifteen contract years, with a price reduction for volume purchases and sales into certain developing countries, and a yearly price adjustment for changes in the U.S. Department of Labor Employment Cost Index.

The Company's manufacturing operation consists of fabricating the sewing cuff and assembling, inspecting, testing and packaging all of the components into a finished Valve. The standard Valve is available in seven sizes ranging from 19mm to 31mm in diameter, with each size available with sewing cuffs for either aortic valve or mitral valve replacement. An extended sewing cuff is available with the pyrolytic carbon components of a 31mm mitral valve to create a 33mm valve for special mitral valve replacements.

The Company introduced the Advanced Performance ("AP") series of the ATS Medical valve in international markets in early 1994 and is available in seven sizes ranging from 16mm to 28mm in diameter. The AP series consists of a reconfigured sewing cuff, allowing a larger valve to be used in small anulus situations.

The Company receives, inspects and assembles components in its Minneapolis, Minnesota facility. The finished subassemblies are inspected, packaged and shipped to Scotland where the Valve is assembled, inspected, packaged and sterilized for shipment to distributors. Since it has now received approval of its IDE application from the FDA, the Company has begun to assemble Valves for implant in the United States, and certain other countries, at its Minneapolis, Minnesota facility.

At any time during the ninth through the fifteenth contract years of the Supply Agreement, the Company may exercise an option to acquire the carbon technology necessary to manufacture the Valve under an option agreement with CMI (the "Option Agreement"). The option may be exercised by paying a one time fee to CMI. The Option Agreement may be terminated by CMI if the Company fails to meet the minimum purchase levels for any of the first eight contract years of the Supply Agreement or if the Company purchases carbon components from a source other than CMI at any time during the term of the Supply Agreement.

PATENTS AND PROPRIETARY TECHNOLOGY

The Company's policy is to protect its proprietary position by, among other methods, obtaining United States and international patents to protect technology, inventions and improvements important to the development of its business. The Company has received a royalty-free license on the basic design of the Valve under the CMI Patent, subject to certain continuing component purchase requirements. See "Business--Manufacturing and Component Supply." The Company refined the design of the Valve to make it suitable for implantation and filed an additional United States patent application covering the design improvements. The United States patent on the design improvements was issued in October 1994. The Company also has filed patent applications in Japan, Belgium, France, Germany, Netherlands, Spain, Switzerland and the United Kingdom relating to the design improvements. No assurance can be given that pending patent applications will be approved or that any patents will not be challenged or circumvented by competitors.

The Company also relies on trade secrets and technical know-how in its manufacture and marketing of the Valve. The Company typically requires its employees, consultants and contractors to execute appropriate confidentiality agreements with respect to the Company's proprietary information.

The Company claims trademark protection to ATS Medical(TM) and ATS Open
Pivot(TM).

FDA AND OTHER GOVERNMENT REGULATIONS

As a manufacturer of medical devices, the Company is subject to extensive regulation by the United States Food and Drug Administration (the "FDA") and, in some jurisdictions, by state and foreign governmental authorities. These regulations govern the introduction of new medical devices, the observance of certain standards with respect to the manufacture, testing and labeling of such devices, the maintenance of certain records, the ability to track devices and the reporting of potential product defects and other matters. These regulations have a material impact on the Company. Developments such as the enactment of the Safe Medical Devices Act of 1990 reflect a trend toward more stringent product regulation by the FDA. Recently, the FDA has pursued a more rigorous enforcement program to ensure that regulated businesses comply with applicable laws and regulations.

The sale and use of mechanical heart valves is regulated extensively in the United States by the FDA. Pursuant to the Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic Act, medical devices intended for human use are classified into three categories, Classes I, II and III, depending on the degree of regulatory control to which they will be subject. Mechanical heart valves are considered to be Class III devices which are subject to the strictest testing requirements. Before clinical studies to determine safety and effectiveness in humans can begin, a battery of laboratory and animal tests must be conducted. The Company has proceeded with these pre-clinical tests on the Valve since 1991.

The Company received conditional approval of an Investigational Device Exemption
(IDE) Application in December, 1996. The IDE allows limited clinical studies in the U.S. during which the Company must submit reports to the FDA regarding testing and patient follow-up. The IDE study and follow-up is expected to take at least two years. After obtaining sufficient data from its clinical studies, the Company may submit a Pre-Market Approval ("PMA") application. The PMA review process is extremely lengthy and no assurance can be given concerning the ultimate timing or outcome of a PMA application. Upon receipt of a PMA, the Company would be able to commence full marketing of the Valve in the United States.

In addition to the FDA approval process, the Company is subject to significant additional FDA and other United States regulations. The Company's standard operating procedures and system of documentation used in the manufacturing process will be subject to the FDA's guidelines for Good Manufacturing Practices ("GMP's"). The Company also will become subject to periodic inspections by the FDA to audit compliance with GMP's. To the extent the Company will sell the Valve to Medicare or Medicaid beneficiaries, the Company will become subject to the "fraud and abuse" laws and regulations promulgated by the U.S. Department of Health and Human Services and the U.S. Health Care Finance Administration. These regulations prohibit direct or indirect payment arrangements designed to induce or encourage the purchase or recommendation of products reimbursable under Medicaid or Medicare. The Company also will be required to comply with various FDA regulations for advertising, labeling, patient tracking, post market studies and reporting of any adverse experience. The FDA actively enforces regulations and the failure to comply with applicable regulatory requirements can result in fines, seizures, recalls and criminal prosecutions.

Regulation of heart valves varies widely in foreign countries, but generally is less stringent than in the United States. Foreign countries vary from having no regulations to having pre-market notice to a pre-market approval process. The Company or its independent distributor must obtain the appropriate approval, if any, from each country's regulatory agency prior to marketing the Valve in that country. The Company received CE Mark approval for all European Union Countries in March, 1995. The Company will continue to be subjected to various audits and tests under the European Community directives. In June, 1996, the Company received approval to begin commercial sales in the Japanese market through a Shonin regulatory approval obtained by its distributor, Century Medical, Inc. The Company is in the process of pursuing regulatory approval for the Valve in Australia, Canada and Taiwan.

PRODUCT LIABILITY AND INSURANCE

Cardiovascular device companies are subject to an inherent risk of product liability and other liability claims in the event that the use of their products results in personal injury. A mechanical heart valve is a life-sustaining device, and the failure of any mechanical heart valve usually results in the death of the patient. ATS Medical has not received any reports of mechanical failure of the Valves implanted to date and has not experienced any product liability claims. Any future significant failure of the ATS Medical valve would subject the Company to substantial litigation, damages and adverse publicity.

The Company currently maintains a $5 million product liability insurance policy, which is required by the Supply Agreement. The Company is financially responsible for any uninsured claims or claims which exceed the insurance policy limits. At the present time, product liability insurance is expensive and extremely difficult to obtain for mechanical valves. If insurance becomes completely unavailable, the Company must either develop a self-insurance program or sell without insurance, and the Company would be required to obtain the consent of CMI. The development of a self-insurance program would require significant capital.

CMI has made no warranty on the Valve components. The Company has agreed to hold CMI harmless and indemnify CMI in the event claims are made or damages are assessed against CMI as a result of the Valve.

EMPLOYEES

As of January 1, 1997, the Company had 50 full-time employees, of whom 13 were engaged in regulatory affairs and quality assurance, 13 in production, 17 in administrative, purchasing and marketing activities, and 7 in the Scotland production facility.

DISCONTINUED OPERATIONS

The Company was organized in 1987 to design and operate a large-scale mammalian cell culture system for contract protein manufacturing services to biotechnology and pharmaceutical companies. In January 1991, the Company's Board of Directors decided to suspend the biotechnology operations. In February 1992, the Company entered into an agreement and sold all of the biotechnology assets and technology. As a result of the sale of the biotechnology business, the Company's current total operations consist of the Valve business.

ITEM 2.  PROPERTIES

The Company currently maintains administrative offices, production and engineering facilities in 20,535 square feet of leased space in a suburb of Minneapolis, Minnesota. The lease expires on December 31, 1997. The Company believes the current facility is adequate for its near-term needs.

The Company's wholly-owned subsidiary, ATS Medical, Ltd., entered into a lease effective November 1993 for approximately 1,500 square feet of clean room and administrative space in Glasgow, Scotland. The Scotland facility is used for final assembly, packaging and shipping the ATS Medical valve. The Company leases the facility on a month-to-month basis. The Company believes the Scotland facility is adequate for its near-term needs.


ITEM 3.  LEGAL PROCEEDINGS

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


                        EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company are as follows:

NAME                  AGE        POSITION

Manuel A. Villafana   56   Chairman and Chief Executive Officer
Richard W. Kramp      51   President and Chief Operating Officer
Russell W. Felkey     46   Executive Vice President of Regulatory Affairs
                           and Secretary
John H. Jungbauer     47   Vice President, Treasurer and Chief Financial Officer

MANUEL A. VILLAFANA, a founder of the Company, has served as Chief Executive Officer and Chairman of the Board since the Company's inception in 1987. From 1983 to 1987, Mr. Villafana served as Chairman of GV Medical, Inc., a company co-founded by Mr. Villafana to develop, manufacture and market the LASTAC System, a laser transluminal angioplasty catheter system. From 1976 to 1982, Mr. Villafana served as President and Chairman of St. Jude Medical, Inc., a company founded by Mr. Villafana to develop, manufacture and market a prosthetic bileaflet heart valve manufactured from pyrolytic carbon. From 1972 to 1976, Mr. Villafana served as President and Chairman of Cardiac Pacemakers, Inc., a company founded by Mr. Villafana to develop, manufacture and market a new generation of lithium powered pacemakers.

RICHARD W. KRAMP has served as President and Chief Operating Officer and a Director of the Company since joining the Company in March 1988. Prior to joining the Company, Mr. Kramp was Vice President of Sales and Marketing for St. Jude Medical, Inc., where Mr. Kramp served in a variety of sales and marketing capacities from 1978 to 1988. From 1976 through 1978, Mr. Kramp served as Illinois Sales Manager for Life Instruments, a distributor of cardiovascular products. From 1972 to 1976, Mr. Kramp was the Senior Design Engineer and then Supervisor of Electrical Design for Cardiac Pacemakers, where he designed the first lithium powered demand pacemaker for which he received a U. S. patent. Mr. Kramp also is a director of MedAmicus, Inc., a medical products company.

RUSSELL W. FELKEY has served as Executive Vice President of Regulatory Affairs of the Company since April 1991 and has served as Secretary since October, 1995. From 1989 to 1991, Mr. Felkey was Vice President of Regulatory Affairs and Quality Assurance at Cardiovascular Imaging Systems, Inc., a company involved in the development of peripheral and coronary ultrasound catheters. From 1984 to 1989, Mr. Felkey was Vice President of Regulatory Affairs at GV Medical, Inc.

JOHN H. JUNGBAUER has served as Vice President of the Company since April 1, 1995 and has served as Treasurer and Chief Financial Officer of the Company since October 1990. From 1988 to 1990, Mr. Jungbauer was Executive Vice President of Titan Medical, Inc., a medical products company. Prior to 1987, Mr. Jungbauer was Vice President of Finance at St. Jude Medical, Inc.

                             MEDICAL ADVISORY BOARD

The Company has a Medical Advisory Board that meets periodically to review and guide the design and testing of the Valve as well as to provide assessments of potential new cardiovascular products. The members of the Medical Advisory Board are as follows:

DR. DEMETRE M. NICOLOFF is a world-renowned cardiac surgeon practicing with Cardiac Surgical Associates in association with the Minneapolis Heart Institute and St. Paul Heart and Lung Center. Previously, Dr. Nicoloff was an Associate Professor of Surgery at the University of Minnesota and taught in the Department of Surgery at the University of Minnesota for over 15 years. Dr. Nicoloff participated in the first human implant of the ATS Medical valve in May 1992. Dr. Nicoloff also participated in the design of the first generation of bileaflet valves and performed the first human implant of the most frequently implanted mechanical bileaflet valve. Dr. Nicoloff previously was a member of the Scientific Advisory Board of St. Jude Medical, Inc. Dr. Nicoloff received his medical degree from Ohio State University.

DR. H. DAVID FRIEDBERG is a Clinical Professor of Medicine and Cardiology at the University of South Florida. Dr. Friedberg is certified in cardiac pacing and electrophysiology. He is a Fellow of the American College of Cardiology, American College of Chest Physicians and the Council of Clinical Cardiology of the American Heart Association. Dr. Friedberg participated in the first implant of the ATS Medical valve in May 1992. Dr. Friedberg previously was a member of the Scientific Advisory Board of St. Jude Medical, Inc. Dr. Friedberg obtained his medical degree in South Africa and performed his internal medicine studies and residencies in London, England.

                                     PART II


ITEM 5.  MARKET OR REGISTRANTS COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's common stock (the "Common Stock") is traded on the Nasdaq National Market under the symbol "ATSI." The following table sets forth the high and low sale prices since January 1, 1995. Prices represent transactions between dealers and do not reflect retail markups, markdowns or commissions.

1996              HIGH     LOW    1995                 HIGH        LOW

First Quarter    $12.00   $9.00   First Quarter    $   6.63    $   3.75
Second Quarter    11.88    9.38   Second Quarter       9.75        5.63
Third Quarter     11.00    7.00   Third Quarter        9.88        7.75
Fourth Quarter     8.63    6.25   Fourth Quarter       9.75        7.75


As of December 31, 1996, there were 642 record holders of the Common Stock. The Company has not paid cash dividends and has no present intentions of paying cash dividends on its Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data of the Company have been derived from its financial statements for the years ended December 31, 1996, 1995, 1994, 1993 and 1992, which financial statements have been audited by Ernst & Young LLP. The data should be read in conjunction with the Company's audited financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.


                                                                     Year ended December 31,
                                         ----------------------------------------------------------------------------
     STATEMENTS OF OPERATIONS DATA:
                                             1996            1995            1994            1993            1992
                                         ------------    ------------    ------------    ------------    ------------

     REVENUES:
 Net sales                               $ 11,859,765    $  9,300,540    $  6,763,408    $  5,057,640    $    634,226
 Less cost of goods sold                    7,474,065       6,011,025       4,189,426       3,082,169         430,648
                                         ------------    ------------    ------------    ------------    ------------

     GROSS PROFIT FROM OPERATIONS           4,385,700       3,289,515       2,573,982       1,975,471         203,578

OPERATING EXPENSES:
 Research, development and engineering        617,571         718,189         640,032         679,675       2,670,773
 Selling, general and administrative        3,065,402       2,549,570       1,993,447       2,428,630       2,246,538
                                         ------------    ------------    ------------    ------------    ------------

     TOTAL EXPENSES FROM OPERATIONS         3,682,973       3,267,759       2,633,479       3,108,305       4,917,311
 Interest income                              641,375         752,880          74,706         165,202         175,264
 Other income                                       0               0               0         599,218             279
 Interest expense                                   0         (31,224)        (31,317)              0               0
 Income taxes                                 (22,500)        (28,888)        (25,243)              0               0
                                         ------------    ------------    ------------    ------------    ------------

NET INCOME (LOSS)                        $  1,321,602    $    714,524    ($    41,351)   ($   368,414)   ($ 4,538,190)
                                         ============    ============    ============    ============    ============

NET INCOME (LOSS) PER SHARE              $       0.08    $       0.05    $       0.00    ($      0.03)   ($      0.48)
                                         ============    ============    ============    ============    ============

Cash dividends declared                             0               0               0               0               0

Weighted average number of shares
  outstanding during the period            16,303,317      15,328,596      11,177,881      10,841,123       9,404,587
                                         ============    ============    ============    ============    ============



                                                                       December 31,
                                         ----------------------------------------------------------------------------
BALANCE SHEET DATA:                          1996            1995            1994            1993            1992
                                         ------------    ------------    ------------    ------------    ------------


Cash and cash equivalents............    $  2,320,010    $  2,213,632    $    628,368    $  2,735,421    $  6,984,021
Working capital......................      30,643,942      27,802,438      11,214,977      10,983,019       9,869,377
Total assets.........................      33,320,300      31,329,128      14,558,450      13,887,233      11,910,266
Long-term debt.......................               0               0               0               0               0
Total liabilities....................       1,393,561       2,269,707       1,790,773       1,171,733         856,348
Accumulated deficit..................     (20,593,921)    (21,915,523)    (22,630,047)    (22,588,696)    (22,220,282)
Shareholders' equity.................      31,926,739      29,059,421      12,767,677      12,715,500      11,053,918


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATION


YEAR ENDED DECEMBER 31, 1996 COMPARED TO 1995


Net sales totaled $11,859,765 for the year ended December 31, 1996, an increase of $2,559,225 or 28% over the net sales of $9,300,540 reported for the year ended December 31, 1995. Unit sales increased 17% overall from 1995. During 1996 the Company's heart valve ("Valve") was approved for commercial distribution in Japan which accounted for approximately 14% of the sales growth. The Company sells to independent distributors with assigned territories (generally a specific country or region) who in turn sell the valve to a hospital or clinic. The Company sells in U.S. dollars so currency risk is borne by the distributor.

In 1996 and each of the previous years a portion of the sales increase has come from opening new markets as well as increased usage within each market. The Company has begun sales in most developed countries and several lesser developed countries ("LDC's") so future sales growth is expected to come from increased usage in existing markets.

In 1996, the Company instituted a volume/price discount program in its major markets incorporating a 5% price increase which could be "averaged down" as volume increased. The net price increase varied from market to market as volume increases also varied. However an average price increase of 3% was achieved.

The Valve is sold in seven sizes and with three cuff designs. In order to be prepared for surgery a hospital must stock or have available on the shelf a minimum of seven to nine valves. Depending on the timing of opening hospital accounts and the subsequent rate of implants, distributors will place bulk orders which may fall just within or just outside of a particular period. As such, the Company may receive fewer orders in one period than the next even though market share is increasing in a given territory. In 1996, sales to several distributors were lower than in 1995. Sales to many distributors increased in 1996 compared to 1995 and in one case the increase was greater than 5% of total 1995 sales. Net unit sales increased at about three times the rate of market growth.

All sales of Valves to December 31, 1996 were to customers outside of the United States. In December, 1996 the Company's application for an Investigational Device Exemption ("IDE") with the U.S. Food and Drug Administration ("FDA") was approved. Consequently, the Company will commence a clinical study of the Valve at a limited number of hospitals in the United States in 1997. During the study, valves will be sold to the hospitals at prices comparable to other available heart valves. The Company will be expected to pay the costs of additional tests and to collect patient data so U.S. sales during the clinical study are not expected to increase net income.

Cost of goods sold increased 24% to $7,474,065 for the year ended December 31, 1996 from $6,011,025 total cost of goods sold for the year ended December 31, 1995. Cost cost of goods sold as a percentage of sales declined from 65% for the year ended December 31, 1995 to 63% for the year ended December 31, 1996, primarily due to increased absorption of overhead which was the result of an approximate 14% increase in production.

The Company purchases pyrolytic carbon components for the valve from Carbomedics, Inc. ("CMI"). Approximately 75% of the total cost of a valve is contained in the cost of the carbon components. The price of the components is set under a multi-year supply agreement between the Company and CMI. The price was established in 1990, and varies according to volumes and is adjusted annually according to changes in the U.S. Department of Labor Employment Cost Index. The Company uses the first-in first-out ("FIFO") method of accounting for inventory. Approximately 75% of the valves sold in 1996 were made with carbon purchased in 1994 (under FIFO) and the remainder with carbon purchased in 1995. The cost of carbon components, after giving effect to volume discounts and inflationary adjustments rose 11% in 1994 (the second contract year), 3.3% in 1995, and decreased .07% in 1996. For 1997 (the fifth contract year) the Company expects to pay 3% more for carbon components than in 1996.

Gross profit increased from $3,289,515 for the twelve months ended December 31, 1995 to $4,385,700 for the twelve months ended December 31, 1996. Gross profit as a percent of sales was 37% in 1996 and 35% in 1995. The increase in the average selling price per unit was the most significant factor in the improvement in the gross margin.

Research, development and engineering expenses totaled $617,571 for the year ended December 31, 1996 compared to $718,189 for the year ended December 31, 1995. The Company's research efforts in 1996 were primarily on improved package design and tooling for valve assembly. Approximately 56% of 1996 and 62% of 1995 R & D expenses related to the clinical study of the Valve outside the United States and physical testing of the Valve and related consulting to support the Company's IDE application to the FDA.

Selling, general and administrative expenses increased 20% from $2,549,570 for the year ended December 31, 1995 to $3,065,402 for the year ended December 31, 1996. In November, 1996 the Company sponsored the Second International Symposium on the ATS Medical Heart Valve. This two day meeting brought together surgeons from 23 countries to exchange experiences with their colleagues on the Valve. This meeting accounted for almost two thirds of the SG&A increase with salaries and benefits increases accounting for the remainder. No equivalent meeting was held in 1995 and no similar meeting is scheduled for 1997. The personnel hired in the sales and marketing department in the middle of 1995 were on board for all of 1996. For the first 10 months of 1995, the Company attempted to conserve cash by scheduling a four day- 36 hour work week. For most of 1996, the Company's work schedule was a five day 40 hour week. This increased payroll expenses by 10%. The Company also had directors and officers liability insurance (D & O) in place from November 1995 (2 months) through all of 1996 (12 months).

In early 1995, the Company borrowed against its line of credit and incurred $31,224 of interest expense. The Company did not have any interest expense in 1996.

Following the Company's stock offering in March 1995, the Company had cash, cash equivalents and short-term investments earning interest. Interest income in 1996 declined to $641,375 for the year ended December 31, 1996 compared to $752,880 for the year ended December 31, 1995. A decrease in the amount of cash invested and lower market interest rates account for the decline.

The Company recorded $22,500 and $28,888 in income tax expense for 1996 and 1995, respectively. These taxes arose from certain items of income in the United Kingdom.

Net income increased $607,078 from $714,524 for the twelve months ended December 31, 1995 to $1,321,602 for the twelve months ended December 31, 1996. The increase in income from operations more than offset the decline in interest income. This was due to the increased volume of business and the corresponding increase in gross profit.

Net income per share increased from $.05 for 1995 to $.08 for 1996. The weighted average number of shares outstanding increased 6% due to option and warrant exercises.

The Company has accumulated net operating loss carryforwards in both the U.S. and the U.K. Section 382 of the Internal Revenue Code of 1986, as amended, provides, in part, that if an "ownership change" occurs with respect to any corporation with net operating loss carryforwards, such as the Company, the net operating loss carryforwards can be used to offset future income only to the extent of the annual "Section 382 limitation." An ownership change generally occurs if there has been more than a 50 percent change in the stock ownership of a corporation over a three year period. The Section 382 limitation is an amount determined by multiplying the value of the corporation's stock on the date of an ownership change by the federal long-term tax-exempt rate which is published by the Internal Revenue Service as in effect for the month of the ownership change. As a result of Section 382, utilization of all or a portion of a corporation's net operating loss carryforwards may be limited. The Company believes that as a result of the Company's registered direct equity offering in early 1995, the Company experienced an ownership change, and the Company's ability to fully utilize $19 million of its existing net operating loss carryforwards will be restricted to approximately $3 million per year. Due to the application of the annual Section 382 limitation and the other provisions of Section 382, some of the net operating loss carryforwards of the Company may expire before they can be used by the Company to reduce its federal income tax liabilities.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO 1994

Net sales increased 38% from $6,763,408 in 1994 to $9,300,540 for 1995. Unit sales increased 50% during the same period, while the average unit selling price declined as the Company was selling into additional price sensitive markets and the Company encountered price competition in developed markets.

Cost of goods sold totaled $6,011,025 for the year ended December 31, 1995, a 43% increase over cost of goods sold of $4,189,426 for the year ended December 31, 1994. Cost of goods sold as a percentage of sales increased from 62% during 1994 to 65% during 1995. The average selling price per unit declined slightly in 1995 as revenue from sales to customers in price sensitive markets increased.

Gross profit increased by 28% from $2,573,982 for the year ended December 31, 1994 to $3,289,515 for the year ended December 31, 1995. Gross profit as a percent of sales was 35% in 1995 and 38% in 1994. The change in the average selling price and cost of goods sold account for the decline in gross profit percentage.

Research, development and engineering expenses totaled $718,189 for the twelve months ended December 31, 1995 compared to $640,032 for the twelve months ended December 31, 1994. The Company's research efforts are focused on packaging and accessories for the Valve. In 1995, the Company began reporting costs associated with its clinical studies of the Valve as research and development expense. As a result, for the year ended December 31, 1994, $260,845 was reclassified from selling, general and administrative expenses to research and development expenses. Expenses for 1995 totaled $444,449. A significant portion of research and development expenses is spent with independent laboratories and consultants for testing and verifying the Valve and materials associated with the Valve.

Selling, general and administrative expenses increased by $556,123 to $2,549,570 for the year ended December 31, 1995 from $1,993,447 for the year ended December 31, 1994. This 28% increase was attributable to a number of factors. The Company increased its allowance for doubtful accounts to $150,000 in 1995 compared to $30,000 in 1994. The Company sells to a limited number of customers which results in a concentration of credit risk among a few accounts. In addition, as the Company expands its presence in emerging markets, the risk of non-payment or delayed payment increases. The Company was accruing $10,000 per quarter to establish an allowance for bad debts during the last three quarters of 1994 and all of 1995. At the end of 1995, management reviewed specific accounts and accrued an additional $80,000. An increase in insurance expenses constituted nearly 20% of the selling, general and administrative increase. Product liability premiums increased as sales volume increased. During 1995, the Company also obtained D&O liability insurance. Insurance expenses for 1994 included the benefit of a refund on 1993 premiums. Midway through 1995, the Company added a Director of Sales and a Senior Product Manager.

The Company borrowed against its line of credit from September 1994 to March 1995. Interest expense for 1994 and 1995 was approximately $31,000 each year.

The proceeds of the Company's registered direct secondary stock offering were received on March 9, 1995. Interest income on the net proceeds was $752,880 during 1995. The Company earned $74,706 in interest income during 1994. The increase was due to the substantially larger amount of money invested.

The Company accrued $28,888 and $25,243 for income taxes in 1995 and 1994. These amounts arise from state alternative minimum income taxes and the tax on certain items of income in the United Kingdom.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents, and short-term investments decreased by $2,796,982 from $12,984,611 at December 31, 1995 to $10,187,620 at December 31, 1996. Inventory
increased by $4,820,321 from $13,421,745 at December 31, 1995 to $18,242,066 at
December 31, 1996. Under the terms of the multi-year agreement with CarboMedics, Inc., the Company is required to purchase annual minimum quantities of components. The minimum number of units which the Company purchased during each of the first four years of the contract have exceeded unit sales and the Company expects that until the Valve is approved for sale in the United States by the FDA, the minimum required purchases will continue to exceed sales. During 1997, the Company is obligated to purchase $11.4 million of heart valve components. Over the three contract years subsequent to 1997, the aggregate purchases total approximately $50 million.

Accounts receivable decreased by $85,548 from $3,225,107 at December 31, 1995 to $3,139,559 at December 31, 1996. All of the Company's sales have been to customers in international markets and, while the Company attempts to get standard 60 day terms for receivables, competitive pressures and geographical economic situations have caused the Company to selectively extend the terms for payment. Accounts receivable represented 98 Days Sales Outstanding (DSO) at December 31, 1996 and 188 DSO at December 31, 1995.

Accounts payable decreased by $797,231 from $1,988,189 at December 31, 1995 to $1,190,958 at December 31, 1996. In 1995 and 1996, the Company scheduled the receipt of over 50% of the entire year's components during the fourth quarter. The decrease in accounts payable at December 31, 1996 is due to timing of component shipments from CMI.

In May 1995 the Company entered into a new line of credit agreement with a bank. Under the agreement, the Company may borrow up to $5,000,000 as long as it maintains collateral defined as cash and marketable securities with a discounted valve at least equal to the line amount. The agreement expires on June 30, 1997. There were no borrowings under the line at December 31, 1996.

As explained in Note 12 to the Company's Consolidated Financial Statements, the Company received $14.75 million in cash on February 7, 1997 through the sale of 1,568,940 shares of Common Stock. When added to the cash on hand at December 31, 1996, the Company's cash, cash equivalents and short-term investments total approximately $25 million.

The Company expects the obligations under the supply agreement with CMI to require more cash than will be generated by operations through the year 2000. During these same years (1997 through 2000) the Company will be conducting a clinical study of the Valve in the United States and submitting data obtained from the study to the FDA for PreMarket Approval Application (PMA) and the opportunity to sell the Valve in the United States. The Company estimates that existing cash, cash equivalents and short-term investments will be sufficient to satisfy its capital requirements through at least the year 2000.

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

In accordance with the Act, the Company identifies the following important general factors which if altered from the current status could cause the Company's actual results to differ from those described in any forward-looking statements: the continued acceptance of the Company's only product, a mechanical heart Valve in international markets; the acceptance by the FDA of the Company's regulatory submissions; the continued performance of the Company's mechanical heart valve without structural failure; the actions of the Company's competitors including pricing changes and new product introductions; the continued performance of the Company's independent distributors in selling the Valve; and the actions of the Company's supplier of pyrolytic carbon components for the Valve. This list is not exhaustive, and the Company may supplement this list in any future filing or in connection with the making of any specific forward-looking statement.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company are included (with an index listing all such statements) in a separate financial section at the end of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See Part I of this Report. Pursuant to General Instruction G(3), reference is made to information contained under the heading "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 28, 1997, which information is incorporated herein.


ITEM 11. EXECUTIVE COMPENSATION

See Part I of this Report. Pursuant to General Instruction G(3), reference is made to information contained under the heading "Executive Compensation" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 28, 1997, which information is incorporated herein.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to General Instruction G(3), reference is made to information contained under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 28, 1997, which information is incorporated herein.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G(3), reference is made to information contained under the headings Election of Directors and Executive Compensation in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 28, 1997, which information is incorporated herein.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1. FINANCIAL STATEMENTS

The financial statements of the Company are included (with an index listing all such statements) in a separate financial section at the end of this Annual Report on Form 10-K.

(a)      2. FINANCIAL STATEMENT SCHEDULES

The financial statement schedule is included (with an index listing such schedule) in a separate financial section at the end of this Annual Report on Form 10-K.

All other schedules have been omitted because of absence of conditions under which they are required or because the required information is included in the financial statements or notes thereto.

(a)      3. LISTING OF EXHIBITS

EXHIBIT
NUMBER                              DESCRIPTION

3.1 Restated Articles of Incorporation, as amended to date (Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 Form 10-K")).

3.2      Bylaws of the Company, as amended to date.

4.1 Specimen certificate for shares of Common Stock of the Company (Incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (the "1992 Form 10-K")).

4.3 Form of Warrant issued in 1992 Private Placement (Incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992).

4.4 Form of Warrant issued in 1993 Private Placement (Incorporated by reference to Exhibit 4.4 to the 1993 Form 10-K).

10.1** 1987 Stock Option and Stock Award Plan (1991 Restatement) (Incorporated by reference to Exhibit 3.2 to the 1991 Form 10-K).

10.2** Employment Agreement with Richard W. Kramp dated March 21, 1988 (Incorporated by reference to Exhibit 10(Q) to the Company's Registration Statement on Form S-18, File No. 33-34785-C (the "Form S-18")).

10.3** Agreement between the Company and Manuel A. Villafana dated January 26, 1995 (Incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K")).

10.4 Lease Agreement between the Company and Crow Plymouth Land Limited Partnership dated December 22, 1987 (Incorporated by reference to
         Exhibit 10(d) to the Form S-18).

10.5 Amendment No. 1 to Lease Agreement between the Company and Crow Plymouth Land Limited Partnership, dated January 5, 1989 (Incorporated by reference to Exhibit 10(e) to the Form S-18).

10.6 Amendment No. 2 to Lease Agreement between the Company and Crow Plymouth Land Limited Partnership, dated January 1989 (Incorporated by reference to Exhibit 10(f) to the Form S-18).

10.7 Amendment No. 3 to Lease Agreement between the Company and Crow Plymouth Land Limited Partnership, dated June 14, 1989 (Incorporated by reference to Exhibit 10(g) to the Form S-18).

10.8 Amendment No. 4 to Lease Agreement between the Company and Plymouth Business Center Limited Partnership, dated February 10, 1992.

10.9 Development Agreement dated September 24, 1990, with CarboMedics, Inc. (confidential treatment granted).*

10.10 O.E.M. Supply Contract dated September 24, 1990, with CarboMedics, Inc. (confidential treatment granted).*

10.11 License Agreement dated September 24, 1990, with CarboMedics, Inc. (confidential treatment granted).*

10.12 Option Agreement dated September 24, 1990, with CarboMedics, Inc. (confidential treatment granted).*

10.13    Helix BioCore, Inc. Self-Insurance Trust Agreement dated February 28,
         1991.

10.14 Amendment 1 to License Agreement dated December 16, 1993, with CarboMedics, Inc. (Incorporated by reference to Exhibit 10.17 to the 1993 Form 10-K.)

10.15 Amendment 4 to O.E.M. Supply Contract dated December 16, 1993, with CarboMedics, Inc. (confidential treatment granted)* (Incorporated by reference to Exhibit 10.18 to the 1993 Form 10-K.)

10.16 Amendment 5 to O.E.M. Supply Contract dated September 1, 1994, with CarboMedics, Inc. (confidential treatment granted)* (Incorporated by reference to Exhibit 10.19 to the 1994 Form 10-K).

10.17 Amendment 1 to Option Agreement dated December 16, 1993, with CarboMedics, Inc. (confidential treatment granted)* (Incorporated by reference to Exhibit 10.19 to the 1993 Form 10-K.)

10.18 Line of Credit dated August 11, 1994, between the Company and First Bank National Association (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1994).

10.19    Form of Distributor Agreement. (Incorporated by reference to Exhibit
         10.22 to the 1994 Form 10-K).

10.20** Form of Agreement between ATS Medical, Inc. and each officer dated June 30, 1995 concerning severance benefits upon a change in control. (Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (The "1995 Form 10-K")).

10.21 ATS Medical, Inc. Change in Control Severance Pay Plan. (Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the 1995 Form 10-K)).

10.22 Amendment No. 5 to Lease Agreement between the Company and St. Paul Properties, Inc., dated May 30, 1996.

21       Subsidiaries of the Company.

23       Consent of Ernst & Young LLP.

24       Power of Attorney.

27       Financial Data Schedule.


*Pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, confidential portions of this exhibit have been deleted.

**Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b)      Reports on Form 8-K
         None

(c)      Exhibits

See Exhibit Index and Exhibits attached as a separate section of this report.

(d)      Financial Statement Schedule

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 25, 1997              ATS MEDICAL, INC.


                                    By    /s/ John H. Jungbauer
                                          ---------------------
                                    John H. Jungbauer
                                    Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE                         TITLE

Manuel A. Villafana*     Chairman, Chief Executive    )
                         Officer, and Director        )
                         (principal executive officer))
                                                      )
Richard W. Kramp*        President, Chief Operating   )
                         Officer and Director         ) By:/s/ John H. Jungbauer
                                                      )    ---------------------
                                                      )    John H. Jungbauer
John H. Jungbauer*       Vice President, Treasurer    )    Pro se and
                         and Chief Financial  Officer )    Attorney-in-fact
                         (principal financial         )
                         accounting officer)          )
                                                      ) Dated:  March 25, 1997
Charles F. Cuddihy, Jr.* Director                     )
                                                      )
James F. Lyons*          Director                     )
                                                      )
A. Jay Graf*             Director                     )


*By Power of Attorney filed with this report as Exhibit 24 hereto.


                                ATS MEDICAL, INC.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 1996

                    ITEM 8 AND ITEM 14(a) (1) AND (2) AND (d)

              FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                         COMMISSION FILE NUMBER 0-18602

ATS MEDICAL, INC.

FORM 10-K ITEM 8 AND ITEM 14(a) (1) and (2) and (d)

LIST OF FINANCIAL STATEMENTS AND STATEMENT SCHEDULE


The following financial statements of ATS Medical, Inc. are incorporated in Part II, Item 8 and Part IV, Item 14(a)(1) of this Annual Report on Form 10-K by this reference:

Report of Independent Auditors.

Consolidated Statements of Financial Position at December 31, 1996 and 1995.

Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994.

Consolidated Statement of Changes in Shareholders Equity for the years ended December 31, 1996, 1995 and 1994.

Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

Notes to Consolidated Financial Statements.


The following financial statement schedule of ATS Medical, Inc. is incorporated in Part IV, Item 14(a)(2) and (d) of this Annual Report on Form 10-K by this reference:

         Schedule II - Valuation and Qualifying Accounts and Reserves


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Page
                                                                        ----

Report of Independent Auditors                                          F-2

Consolidated Statements of Financial Position
as of December 31, 1996 and 1995                                        F-3

Consolidated Statements of Operations for the
years ended December 31, 1996, 1995 and 1994                            F-4

Consolidated Statement of Changes in
Shareholders' Equity for the years ended
December 31, 1996, 1995 and 1994                                        F-5

Consolidated Statements of Cash Flows for
the years ended December 31, 1996, 1995 and 1994                        F-6

Notes to Consolidated Financial Statements                              F-7



                         Report of Independent Auditors

Board of Directors and Shareholders
ATS Medical, Inc.

We have audited the accompanying consolidated statements of financial position of ATS Medical, Inc. and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audit also included the financial statement schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ATS Medical, Inc. and subsidiary at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               Ernst & Young LLP

Minneapolis, Minnesota
February 6, 1997


                                ATS Medical, Inc.

                  Consolidated Statements of Financial Position


                                                                              DECEMBER 31
                                                                       1996                1995
                                                                  ---------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                      $  2,320,010         $  2,213,632
   Short-term investments                                            7,867,619           10,770,979
                                                                  ---------------------------------
                                                                    10,187,629           12,984,611
   Accounts receivable, less allowance of $200,000
     in 1996 and $150,000 in 1995                                    3,139,559            3,225,107
   Inventories                                                      18,242,066           13,421,745
   Prepaid expenses                                                    468,249              440,682
                                                                  ---------------------------------
Total current assets                                                32,037,503           30,072,145

Furniture and equipment, net                                           894,564              887,549

Other assets                                                           388,233              369,434
                                                                  ---------------------------------
Total assets                                                      $ 33,320,300         $ 31,329,128
                                                                  =================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                               $  1,190,958         $  1,988,189
   Accrued payroll and expenses                                        202,603              281,518
                                                                  ---------------------------------
Total current liabilities                                            1,393,561            2,269,707

Shareholders' equity:
   Common Stock, $.01 par value:
     Authorized shares--40,000,000
     Issued and outstanding shares--15,288,042 in 1996
       and 14,963,604 in 1995                                          152,880              149,636
   Additional paid-in capital                                       52,313,315           50,777,154
   Other                                                                54,465               48,154
   Accumulated deficit                                             (20,593,921)         (21,915,523)
                                                                  ---------------------------------
Total shareholders' equity                                          31,926,739           29,059,421

Commitments

                                                                  ---------------------------------
Total liabilities and shareholders' equity                        $ 33,320,300         $ 31,329,128
                                                                  =================================


SEE ACCOMPANYING NOTES.

                                ATS Medical, Inc.

                      Consolidated Statements of Operations


                                                         YEAR ENDED DECEMBER 31
                                                    1996           1995            1994
                                                -------------------------------------------

Net sales                                       $ 11,859,765   $  9,300,540    $  6,763,408
Cost of goods sold                                 7,474,065      6,011,025       4,189,426
                                                -------------------------------------------
Gross profit                                       4,385,700      3,289,515       2,573,982

Expenses:
   Research, development and engineering             617,571        718,189         640,032
   Selling, general and administrative             3,065,402      2,549,570       1,993,447
                                                -------------------------------------------
                                                   3,682,973      3,267,759       2,633,479
                                                -------------------------------------------
Operating income (loss)                              702,727         21,756         (59,497)

Other income (expense):
   Interest income                                   641,375        752,880          74,706
   Interest expense                                     --          (31,224)        (31,317)
                                                -------------------------------------------
                                                     641,375        721,656          43,389
                                                -------------------------------------------

Income (loss) before income taxes                  1,344,102        743,412         (16,108)
Income taxes                                          22,500         28,888          25,243
                                                -------------------------------------------
Net income (loss)                               $  1,321,602   $    714,524    $    (41,351)
                                                ===========================================

Net income (loss) per share                     $        .08   $        .05    $       (.00)
                                                ===========================================

Weighted average number of shares outstanding     16,303,317     15,328,596      11,177,881
                                                ===========================================

SEE ACCOMPANYING NOTES.


                                ATS Medical, Inc.

            Consolidated Statement of Changes in Shareholders' Equity


                                                         COMMON STOCK                ADDITIONAL
                                                   ----------------------------        PAID-IN                           ACCUMULATED
                                                      SHARES            AMOUNT         CAPITAL             OTHER          DEFICIT
                                                   ---------------------------------------------------------------------------------

Balance at January 1, 1994                          11,177,881     $    111,779     $ 35,198,622     $     (6,205)     $(22,588,696)
   Compensation expense on stock options                  --               --             54,738             --                --
   Change in foreign currency translation                 --               --               --             38,790              --
   Net loss for the year                                  --               --               --               --             (41,351)
                                                   ---------------------------------------------------------------------------------
Balance at December 31, 1994                        11,177,881          111,779       35,253,360           32,585       (22,630,047)
   Common Stock issued in public offering, net
     of selling expenses of $1,400,447               3,600,000           36,000       14,763,553             --                --
   Compensation expense on stock options                  --               --             13,666             --                --
   Change in unrealized gains on short-term
     investments, net of tax                              --               --               --             12,852              --
   Stock options exercised                              81,143              811          273,161             --                --
   Stock warrants exercised                            104,580            1,046          473,414             --                --
   Change in foreign currency translation                 --               --               --              2,717              --
   Net income for the year                                --               --               --               --             714,524
                                                   ---------------------------------------------------------------------------------
Balance at December 31, 1995                        14,963,604          149,636       50,777,154           48,154       (21,915,523)
   Change in unrealized gains on short-term
     investments, net of tax                              --               --               --             (7,262)             --
   Stock options exercised                              58,643              586          129,804             --                --
   Stock warrants exercised                            265,795            2,658        1,406,357             --                --
   Change in foreign currency translation                 --               --               --             13,573              --
   Net income for the year                                --               --               --               --           1,321,602
                                                   ---------------------------------------------------------------------------------
Balance at December 31, 1996                        15,288,042     $    152,880     $ 52,313,315     $     54,465      $(20,593,921)
                                                   =================================================================================

SEE ACCOMPANYING NOTES


                                ATS Medical, Inc.

                      Consolidated Statements of Cash Flows


                                                                           YEAR ENDED DECEMBER 31
                                                                   1996             1995            1994
                                                              ---------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                             $  1,321,602    $    714,524    $    (41,351)
Adjustments to reconcile net income (loss) to net cash used
   in operating activities:
     Depreciation                                                  233,867         229,736         233,645
     Loss on disposal of equipment                                  17,925             916          10,791
     Compensation expense on stock options                            --            13,666          54,738
     Changes in operating assets and liabilities:
        Accounts receivable                                         85,548        (437,975)       (865,791)
        Prepaid expenses                                           (27,567)       (182,574)        (45,527)
        Other assets                                               (18,799)        255,764          25,946
        Inventories                                             (4,820,321)     (4,089,603)     (2,704,817)
        Accounts payable and accrued expenses                     (876,146)      1,728,934        (630,960)
                                                              ---------------------------------------------
Net cash used in operating activities                           (4,083,891)     (1,766,612)     (3,963,326)

INVESTING ACTIVITIES
Purchases of short-term investments                             (9,486,341)    (16,564,890)           --
Maturities of short-term investments                            12,382,440       5,806,763         658,084
Purchases of furniture and equipment                              (258,808)       (190,699)        (90,601)
                                                              ---------------------------------------------
Net cash provided by (used in) investing activities              2,637,291     (10,948,826)        567,483

FINANCING ACTIVITIES
Proceeds from notes payable                                           --              --         1,250,000
Payments on notes payable                                             --        (1,250,000)           --
Net proceeds from issuance of Common Stock                       1,539,405      15,547,985            --
                                                              ---------------------------------------------
Net cash provided by financing activities                        1,539,405      14,297,985       1,250,000

Effect of exchange rate changes on cash                             13,573           2,717          38,790
                                                              ---------------------------------------------
Increase (decrease) in cash and cash equivalents                   106,378       1,585,264      (2,107,053)
Cash and cash equivalents at beginning of year                   2,213,632         628,368       2,735,421
                                                              ---------------------------------------------
Cash and cash equivalents at end of year                      $  2,320,010    $  2,213,632    $    628,368
                                                              =============================================


SEE ACCOMPANYING NOTES.


                                ATS Medical, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1996


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS ACTIVITY

ATS Medical, Inc. (the "Company") manufactures and sells a bileaflet mechanical heart valve. The principal markets for the Company's mechanical heart valve include Europe, Asia, South Africa and South America. The Company is sponsoring clinical trials of the valve in Australia, Canada and the United States in order to demonstrate safety and effectiveness and be allowed to market the valve in these countries. The Company has an assembly facility in Scotland.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, ATS Medical, Ltd., after elimination of significant intercompany accounts and transactions.

CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents are carried at cost which approximates market value.

SHORT-TERM INVESTMENTS

Short-term investments are composed of debt securities and are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in other income.

INVENTORIES

Inventories are carried at the lower of cost (first-in, first-out basis) or market. The majority of inventory consists of purchased components.

OTHER ASSETS

Prior to obtaining directors' and officers' liability insurance, the Company had placed $353,987 and $338,364 as of December 31, 1996 and 1995, respectively, in a self-insurance trust. A VAT deferment account of $34,246 and $31,070 at December 31, 1996 and 1995, respectively, was established to guarantee VAT liabilities for transferring inventory transferred to Scotland for manufacturing.

FURNITURE AND EQUIPMENT

Furniture and equipment are stated at cost. Depreciation is provided for at rates calculated to amortize the cost of the property over its estimated useful life (three to ten years) using the straight-line method. Leasehold improvements are amortized over the related lease term or estimated useful life, whichever is shorter.

REVENUE RECOGNITION

The Company recognizes revenue at the time of shipment of the product.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

INCOME TAXES

Income taxes are accounted for under the liability method. Deferred income taxes are provided for temporary differences between financial reporting and tax bases of assets and liabilities.

STOCK-BASED COMPENSATION

The Company follows Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"), and related interpretations in accounting for its stock options. Under APB 25, when the exercise price of stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and dilutive common stock equivalents, if applicable.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1994 and 1995 financial statements to conform to the 1996 presentation.

2. SHORT-TERM INVESTMENTS

The following is a summary of available-for-sale securities:

                                                      DECEMBER 31
                                                1996               1995
                                         --------------------------------------
   U.S. Treasury debt securities:
     Cost                                     $7,858,301         $10,749,558
     Unrealized gains                              9,318              21,421
                                         --------------------------------------
     Fair value                               $7,867,619         $10,770,979
                                         ======================================

All investments have original maturity dates of one year or less.

3. FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

                                                     DECEMBER 31
                                                1996            1995
                                          --------------------------------

   Furniture and fixtures                   $   168,960      $   160,211
   Equipment                                  1,347,034        1,221,890
   Leasehold improvements                       474,042          459,542
   Construction in progress                      24,403            7,477
                                          --------------------------------
                                              2,014,439        1,849,120
   Less accumulated depreciation              1,119,875          961,571
                                          --------------------------------
                                            $   894,564      $   887,549
                                          ================================

4. FINANCING ARRANGEMENT

The Company has a $5 million revolving line of credit with a bank which accrues interest at a rate .5% below the bank's reference rate (7.75% at December 31, 1996) and is secured by a portion of the Company's short-term investments. The Company must repay any amounts owed under the line of credit by June 30, 1997. Interest on the line of credit is payable monthly. The Company had no borrowings against this facility at December 31, 1996.

5. COMMON STOCK

On June 25, 1990, the Company completed an initial public offering in which the Company sold 1,840,000 shares of Common Stock at $3.50 per share, including a warrant to the underwriters to purchase an additional 160,000 shares of Common Stock exercisable at $4.20 per share. All of the warrants expire on November 13, 1997. As of December 31, 1996 and 1995, the Company had 8,000 and 68,000 of these warrants outstanding, respectively.

On November 16, 1992, the Company completed a private placement of 1,613,944 units at $6.00 per unit. Each unit consisted of one share of the Company's Common Stock and a warrant to purchase an additional share of Common Stock at $9.00 per share. The Company also issued warrants to the agent in the private placement to purchase 161,394 shares of Common Stock at $7.00 per share and 161,394 shares of Common Stock at $9.00 per share. All of the warrants expire on November 13, 1997. As of December 31, 1996 and 1995, the Company had 1,850,485 and 1,924,152 of these warrants outstanding, respectively.

On December 21, 1993, the Company completed a private placement of 416,667 units at $6.00 per unit. Each unit consisted of one share of the Company's Common Stock and a warrant to purchase an additional share of Common Stock at $9.00 per share. The warrants expire on December 22, 1998 and none have been exercised as of December 31, 1996.

On March 2, 1995, the Company completed a public offering in which the Company sold 3,600,000 shares of Common Stock at $4.50 per share, including warrants to purchase an additional 900,000 shares of Common Stock exercisable at $6.75 per share. As of December 31, 1996 and 1995, the Company had warrants outstanding to purchase 826,813 and 900,000 shares of Common Stock, respectively. These warrants expire on March 2, 1997. The Company also issued a warrant to the agent to purchase 180,000 shares of Common Stock at $5.40 per share. The warrant expires on March 9, 2000. In 1996, 121,059 shares were tendered in the exercise of the warrant to purchase 180,000 shares for a net issuance of 58,941 shares.

6. STOCK OPTIONS

The Company has a Stock Option and Stock Award Plan (the "Plan") under which options to purchase Common Stock of the Company may be awarded to employees and non-employees of the Company. The options may be granted under the Plan as incentive stock options (ISO) or as non-qualified stock options (non-ISO).

The following table summarizes the options to purchase shares of the Company's Common Stock under the Plan:

                                                        STOCK OPTIONS OUTSTANDING
                                            SHARES            UNDER THE PLAN          WEIGHTED AVERAGE
                                           RESERVED    -----------------------------   EXERCISE PRICE
                                           FOR GRANT         ISO         NON-ISO          PER SHARE
                                       ----------------------------------------------------------------

   Balance January 1, 1994                 666,754        340,250       555,000             $3.66
     Options granted                      (706,750)       446,250       260,500              3.62
     Options canceled                      506,750       (308,750)     (198,000)             5.83
                                       ---------------------------------------------
   Balance December 31, 1994               466,754        477,750       617,500              2.60
     Options granted                       (12,500)         2,500        10,000              7.90
     Options exercised                           -        (66,687)      (18,500)             3.62
     Options canceled                       15,750         (7,750)       (8,000)             3.63
                                       ---------------------------------------------
   Balance December 31, 1995               470,004        405,813       601,000              2.56
     Options granted                      (395,000)       299,500        95,500              9.00
     Options exercised                           -        (29,643)      (29,000)             2.22
     Options canceled                       38,125        (21,000)      (17,125)             6.07
                                       ---------------------------------------------
   Balance December 31, 1996               113,129        654,670       650,375             $4.37
                                       =============================================


The following table summarizes information about stock options outstanding at December 31, 1996:


                                         OPTIONS OUTSTANDING                                          OPTIONS EXERCISABLE
                             --------------------------------------------                     -------------------------------------
                                                        WEIGHTED AVERAGE
                                                            REMAINING        WEIGHTED AVERAGE                      WEIGHTED AVERAGE
 RANGE OF EXERCISE PRICES      NUMBER OUTSTANDING       CONTRACTUAL LIFE      EXERCISE PRICE   NUMBER EXERCISABLE    EXERCISE PRICE
-------------------------------------------------------------------------    ------------------------------------------------------
      $  0.0041                      286,000                1 year              $  0.0041           286,000              $  0.0041
     1.00   -   3.63                 636,545                6 years                3.40             483,296                 3.32
     6.25   -   8.25                 202,500                9 years                7.80              25,625                 7.20
     9.00   -  10.13                 215,000                9 years                9.88              21,500                 9.57
                              =====================                                             ================
  $  0.0041 - $10.13               1,340,045                6 years             $  4.37             816,421              $  2.44
                              =====================                                             ================


The weighted-average fair value of options granted during the years ended December 31, 1996 and 1995 was $9.00 and $7.90, respectively.

Non-Plan options to purchase 35,000 shares exercisable at a weighted-average exercise price of $3.63 per share were outstanding at December 31, 1996, 1995 and 1994, respectively.

At December 31, 1996, 1995 and 1994, Plan and non-Plan options for 816,421, 744,687 and 620,936 shares of Common Stock, respectively, were exercisable at a weighted-average exercise price of $2.44, $2.09 and $1.83 per share, repectively. Options can be exercised by tendering shares previously acquired. In 1995, 4,044 shares were tendered in the exercise of 85,187 options for a net issuance of 81,143 shares. No options were exercised in 1994.

The issuance of certain stock options to employees and consultants caused the Company to account for the excess of the fair market value of the Company's Common Stock on the date of grant over the option exercise prices as compensation. The expense is recognized over the period of expected services. The compensation expense does not involve the outlay of cash. During the years ended December 31, 1996, 1995 and 1994, $-0-, $13,666 and $54,738, respectively, of expense had been recognized for the unexercised options.

The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("Statement 123"), requires use of option valuation models that were not developed for use in valuing employee stock options.

Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995: risk-free interest rate of 6.03% and 5.29%, respectively; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of .46 and a weighted-average expected life of the option of 4 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                1996              1995
                                           --------------------------------

   Pro forma net income                        $1,122,778        $679,801

   Pro forma net income per share                 $.07              $.04


The pro forma effect on net income for 1996 and 1995 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

7. LEASES

The Company has an operating lease for its facilities in Plymouth, Minnesota. The lease is for a period of six years and expires December 31, 1997. Total rent expense as of December 31, 1996, 1995 and 1994 was $147,101, $143,000 and
$143,000, respectively.

8. INCOME TAXES

At December 31, 1996, the Company had net operating loss carryforwards of approximately $18,782,000 plus credits for increasing research and development costs of approximately $620,000 which are available to offset future taxable income through 2011. The net operating loss carryforwards exclude results of operations for ATS Medical, Ltd. for 1996, 1995 and 1994. The Company paid income taxes of $23,000, $29,000 and $20,000 in 1996, 1995 and 1994,
respectively, consisting principally of foreign income taxes. The effective tax rate differs from the federal statutory rate due to foreign income taxes as of December 31, 1996, 1995 and 1994, respectively.

Components of deferred tax assets and liabilities are as follows:

                                                             DECEMBER 31
                                                         1996           1995
                                                     --------------------------
Deferred tax assets:
  Net operating loss carryforwards                   $ 7,513,000    $ 8,748,000
  Research and development credits                       620,000        612,000
  Accrued compensation                                   341,000        378,000
  Other accrued expenses                                  27,000         26,000
                                                     --------------------------
                                                       8,501,000      9,764,000
Deferred tax liabilities:
  Depreciation                                          (555,000)      (543,000)
  Other                                                     --           (2,000)
                                                     --------------------------
                                                        (555,000)      (545,000)
                                                     --------------------------
Net deferred tax assets before valuation allowance     7,946,000      9,219,000
Less valuation allowance                              (7,946,000)    (9,219,000)
                                                     --------------------------
Net deferred tax assets                              $      --      $      --
                                                     ==========================

The Company's ability to utilize its net operating loss carryforwards to offset future taxable income is subject to certain limitations under Section 382 of the Internal Revenue Code due to changes in the equity ownership of the Company.

Income tax expense consists of:

                      DECEMBER 31
               1996      1995      1994
             ---------------------------
Current:
   Federal   $  --     $  --     $  --
   State        --        --        --
   Foreign    22,500    28,888    25,243
             ---------------------------
             $22,500   $28,888   $25,243
             ===========================

Reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

                                 DECEMBER 31
                            1996     1995     1994
                          -------------------------

Tax at statutory rate       34.0%    34.0%   (34.0%)
State income taxes           6.0      6.0     (6.0)
Foreign income taxes         1.7      3.9    156.7
Impact of net operating
   loss carryforwards      (40.0)   (40.0)    40.0
                          -------------------------
                             1.7%     3.9%   156.7%
                          =========================

9. COMMITMENTS

On September 24, 1990, the Company entered into various agreements with CarboMedics, Inc. giving the Company the exclusive worldwide license to manufacture and sell a bileaflet mechanical heart valve under patents held by CarboMedics, Inc. As part of the agreements, the Company entered into a 15 year supply contract that was amended in December 1993. Under the amended supply contract, as of December 31, 1996, the Company remains obligated to purchase a minimum of $61 million of component sets through December 7, 2000. Thereafter, the Company must purchase the lower of either certain specified amounts or the number of component sets sold and/or disposed of by the Company. Payments to CarboMedics, Inc. were $11,289,218, $6,182,596 and $5,710,545 in 1996, 1995 and
1994, respectively.

At December 31, 1996, the Company's inventory is in excess of its current requirements based on the recent level of sales. Management feels that excess quantities will be utilized upon FDA approval of its technology and believes no loss will be incurred on its disposition. As of December 31, 1996, management cannot estimate a range of amounts of loss that could occur if FDA approval is not granted. Management is unable to make a meaningful estimate of inventory usage for the next twelve months and, accordingly, inventory is classified as a current asset as of December 31, 1996.

10. BENEFIT PLAN

The Company has a defined contribution salary deferral plan covering substantially all employees under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to contribute up to 12% of their annual compensation with the Company contributing an amount equal to 25% of each employee's contribution. The Company realized expense for contributions to the plan of $38,125, $32,911 and $28,591 during 1996, 1995 and 1994, respectively.

11. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

The Company sells to independent distributors who cover assigned international territories. Approximately 49% and 56% of net sales for 1996 and 1995, respectively, were a result of sales to three distributors. Approximately 63% of net sales for 1994 were a result of sales to four distributors.

12. SUBSEQUENT EVENT

On February 7, 1997, the Company issued 1,568,940 shares of Common Stock at $9.40 per share from which the Company received proceeds of $14,750,000 which are available for general corporate purposes.

                                ATS MEDICAL, INC.

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


       COL. A                           COL. B                   COL. C                COL. D           COL. E

                                                                 Additions
                                                          (1)              (2)
                                       Balance at   Charged to Costs    Charged to                      Balance at
                                       Beginning      and Expenses    Other Accounts-  Deductions-       End of
Description                            of Period                        Describe        Describe         Period
Year ended December 31, 1996:
 Deducted from asset accounts:
 Allowance for doubtful accounts        $150,000        $ 50,000            --              --          $200,000
                                        --------        --------        --------        --------        --------

 Totals                                 $150,000        $ 50,000        $      0        $      0        $200,000

Year ended December 31, 1995:
 Deducted from asset accounts:
 Allowance for doubtful accounts        $ 30,000        $120,000            --              --          $150,000
                                        --------        --------        --------        --------        --------

 Totals                                 $ 30,000        $120,000        $      0        $      0        $150,000

Year ended December 31, 1994:
 Deducted from asset accounts:
 Allowance for doubtful accounts        $      0        $ 30,000            --              --          $ 30,000
                                        --------        --------        --------        --------        --------

 Totals                                 $      0        $ 30,000        $      0        $      0        $ 30,000


                                 EXHIBIT INDEX

EXHIBIT
NUMBER                              DESCRIPTION

3.1 Restated Articles of Incorporation, as amended to date (Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 Form 10-K")).

3.2      Bylaws of the Company, as amended to date .

4.1 Specimen certificate for shares of Common Stock of the Company (Incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (the "1992 Form 10-K")).

4.3 Form of Warrant issued in 1992 Private Placement (Incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992).

4.4 Form of Warrant issued in 1993 Private Placement (Incorporated by reference to Exhibit 4.4 to the 1993 Form 10-K).

10.1** 1987 Stock Option and Stock Award Plan (1991 Restatement) (Incorporated by reference to Exhibit 3.2 to the 1991 Form 10-K).

10.2** Employment Agreement with Richard W. Kramp dated March 21, 1988 (Incorporated by reference to Exhibit 10(Q) to the Company's Registration Statement on Form S-18, File No. 33-34785-C (the "Form S-18")).

10.3** Agreement between the Company and Manuel A. Villafana dated January 26, 1995 (Incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K")).

10.4 Lease Agreement between the Company and Crow Plymouth Land Limited Partnership dated December 22, 1987 (Incorporated by reference to
         Exhibit 10(d) to the Form S-18).

10.5 Amendment No. 1 to Lease Agreement between the Company and Crow Plymouth Land Limited Partnership, dated January 5, 1989 (Incorporated by reference to Exhibit 10(e) to the Form S-18).

10.6 Amendment No. 2 to Lease Agreement between the Company and Crow Plymouth Land Limited Partnership, dated January 1989 (Incorporated by reference to Exhibit 10(f) to the Form S-18).

10.7 Amendment No. 3 to Lease Agreement between the Company and Crow Plymouth Land Limited Partnership, dated June 14, 1989 (Incorporated by reference to Exhibit 10(g) to the Form S-18).

10.8 Amendment No. 4 to Lease Agreement between the Company and Plymouth Business Center Limited Partnership, dated February 10, 1992.

10.9 Development Agreement dated September 24, 1990, with CarboMedics, Inc. (confidential treatment granted).*

10.10 O.E.M. Supply Contract dated September 24, 1990, with CarboMedics, Inc. (confidential treatment granted).*

10.11 License Agreement dated September 24, 1990, with CarboMedics, Inc. (confidential treatment granted).*

10.12 Option Agreement dated September 24, 1990, with CarboMedics, Inc. (confidential treatment granted).*

10.13    Helix BioCore, Inc. Self-Insurance Trust Agreement dated February 28,
         1991.

10.14 Amendment 1 to License Agreement dated December 16, 1993, with CarboMedics, Inc. (Incorporated by reference to Exhibit 10.17 to the 1993 Form 10-K.)

10.15 Amendment 4 to O.E.M. Supply Contract dated December 16, 1993, with CarboMedics, Inc. (confidential treatment granted)* (Incorporated by reference to Exhibit 10.18 to the 1993 Form 10-K.)

10.16 Amendment 5 to O.E.M. Supply Contract dated September 1, 1994, with CarboMedics, Inc. (confidential treatment granted)* (Incorporated by reference to Exhibit 10.19 to the 1994 Form 10-K).

10.17 Amendment 1 to Option Agreement dated December 16, 1993, with CarboMedics, Inc. (confidential treatment granted)* (Incorporated by reference to Exhibit 10.19 to the 1993 Form 10-K.)

10.18 Line of Credit dated August 11, 1994, between the Company and First Bank National Association (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1994).

10.19    Form of Distributor Agreement. (Incorporated by reference to Exhibit
         10.22 to the 1994 Form 10-K).

10.20** Form of Agreement between ATS Medical, Inc. and each officer dated June 30, 1995 concerning severance benefits upon a change in control. (Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (The "1995 Form 10-K")).

10.21 ATS Medical, Inc. Change in Control Severance Pay Plan. (Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the 1995 Form 10-K)).

10.22 Amendment No. 5 to Lease Agreement between the Company and St. Paul Properties, Inc., dated May 30, 1996.

21       Subsidiaries of the Company.

23       Consent of Ernst & Young LLP.

24       Power of Attorney.

27       Financial Data Schedule.

*Pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, confidential portions of this exhibit have been deleted.

**Represent a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.