Form 10-Q
period 1997-03-31
ATS MEDICAL INC
filed 1997-05-13
CIK 824068

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X]          Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
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

                                    Yes _X_        No _____

         The number of shares outstanding of each of the registrant's classes of common stock as of April 28, 1997 was:

    Common Stock $.01 par value                           17,558,606 shares

                                ATS MEDICAL, INC.

                                      INDEX

PART I.           FINANCIAL INFORMATION                            PAGE

Item 1.           Statements of Financial Position -                 3
                  March 31, 1997 (unaudited) and
                  December 31, 1996

                  Statements of Operations -                         4
                  Three Months  Ended March 31, 1997 and
                  1996 (unaudited)

                  Statements of Cash Flows -                         5
                  Three Months Ended March 31, 1997 and
                  1996 (unaudited)

                  Notes to Financial Statements                      6

Item 2.           Management's Discussion and Analysis of            7
                  Financial Condition and Results of Operations

PART II.          OTHER INFORMATION                                 11

                  Signatures                                        12


ATS MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION

(Unaudited)


                                                            MARCH 31,          DECEMBER 31,
                                                              1997                  1996
ASSETS                                                    ------------         ------------

CURRENT ASSETS
  Cash & cash equivalents                                 $  5,237,684         $  2,320,010
  Marketable securities                                     22,497,334            7,867,619
                                                          ------------         ------------
                                                            27,735,018           10,187,629
  Accounts receivable, less allowance of $215,000
     in 1997 and $200,000 in 1996                            4,469,401            3,139,559
  Inventories                                               19,647,514           18,242,066
  Prepaid expenses                                             345,390              468,249
                                                          ------------         ------------

     TOTAL CURRENT ASSETS                                   52,197,323           32,037,503

FURNITURE, MACHINERY & EQUIPMENT                             2,026,455            2,014,439
  Less accumulated depreciation                              1,179,247            1,119,875
                                                          ------------         ------------

                                                               847,208              894,564


OTHER ASSETS                                                   391,117              388,233
                                                          ------------         ------------

TOTAL ASSETS                                              $ 53,435,648         $ 33,320,300
                                                          ============         ============

LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                        $  1,334,339         $  1,190,958
  Accrued payroll and expenses                                 140,311              202,603
                                                          ------------         ------------

     TOTAL CURRENT LIABILITIES                               1,474,650            1,393,561

LONG-TERM DEBT                                                       0                    0

SHAREHOLDERS' EQUITY
  Common Stock, $.01 par value:
   Authorized 40,000,000 shares; Issued and
   outstanding 17,558,606 & 15,288,042 at
   March 31, 1997 and Dec 31, 1996, respectively               175,586              152,880
  Additional paid-in capital                                71,764,462           52,313,315
  Other equity                                                  37,832               54,465
  Retained earnings (deficit)                              (20,016,882)         (20,593,921)
                                                          ------------         ------------

     TOTAL SHAREHOLDERS' EQUITY                             51,960,998           31,926,739
                                                          ------------         ------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                  $ 53,435,648         $ 33,320,300
                                                          ============         ============


ATS MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)


                                           Three months ended March 31,
                                           -----------     -----------
                                               1997           1996
                                           -----------     -----------
REVENUES
 Net sales                                 $ 3,444,650     $ 2,596,880
 Less cost of goods sold                     2,172,088       1,674,285
                                           -----------     -----------

GROSS PROFIT                                 1,272,562         922,595

OPERATING EXPENSES
 Research, development and engineering         235,494         162,386
 Selling, general and administrative           719,419         751,647
                                           -----------     -----------

TOTAL EXPENSES                                 954,913         914,033

 Interest income                               259,390         183,609

NET INCOME                                 $   577,039     $   192,171
                                           ===========     ===========

Net income per share                       $      0.03     $      0.01
                                           ===========     ===========

Weighted average number of shares
  outstanding during the period             17,139,668      16,685,411
                                           ===========     ===========


ATS MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)


                                                          THREE MONTHS ENDED MARCH 31
                                                            1997              1996
                                                        ------------      ------------
OPERATING ACTIVITIES
Net income                                              $    577,039      $    192,171
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation                                              60,501            57,275
    Changes in operating assets and liabilities:
      Accounts receivable                                 (1,329,842)         (312,189)
      Prepaid expenses                                       122,858           185,308
      Other assets                                            (2,884)           (1,451)
      Inventory                                           (1,405,448)         (894,594)
      Accounts payable and accrued expenses                   81,089        (1,211,641)
                                                        ------------      ------------

NET CASH USED IN OPERATING ACTIVITIES                     (1,896,687)       (1,985,121)


INVESTING ACTIVITIES
  Purchase of marketable securities                      (18,512,062)         (928,650)
  Sale of marketable securities                            3,876,756         2,833,097
  Purchases of property, plant and equipment                 (13,145)          (53,171)
                                                        ------------      ------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES      (14,648,451)        1,851,276

FINANCING ACTIVITIES
  Net proceeds from sale of common stock                  19,473,853           824,975
                                                        ------------      ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                 19,473,853           824,975

  Effect of exchange rate changes on cash                    (11,041)           (3,255)

INCREASE IN CASH AND CASH EQUIVALENTS                      2,917,674           687,875

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           2,320,010         2,213,632
                                                        ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $  5,237,684      $  2,901,507
                                                        ============      ============


ATS MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

March 31, 1997

Note A - BASIS OF PRESENTATION



The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

Note B - NET INCOME PER SHARE

Net income per share is computed using the weighted average number of common shares outstanding and dilutive common stock equivalents, if applicable. In February 1997, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 128, "EARNINGS PER SHARE." This Statement replaces the presentation of primary earnings per share (EPS) with basic EPS and also requires dual presentation of basic and diluted EPS for entities with complex capital structures. This Statement is effective for the fiscal year ended December 31, 1997. For the quarter ended March 31, 1997, the basic net income per share under Statement 128 is $.04 per share on 16,406,453 weighted average shares outstanding for the period.


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ATS Medical, Inc. (the "Company") is engaged in the manufacturing and marketing of a pyrolytic carbon bileaflet mechanical heart valve. The Company sells the ATS Open Pivot TM valve (the "ATS Valve" or the "Valve") in international markets and has recently initiated a clinical study in the United States for the purpose of obtaining regulatory approval.

RESULTS OF OPERATIONS

Net sales for the quarter ended March 31, 1997 increased 33% to $3,444,650 compared to $2,596,880 for the quarter ended March 31, 1996. Unit sales increased 35% in the first quarter 1997 compared to 1996. Sales growth can be attributed to continued implant growth in Europe and other Asia Pacific countries as well as strong purchases by the Company's Japanese distributor. The Shonin (Japanese regulatory approval) for the ATS Medical, Inc. heart valve was received late in the second quarter of 1996, so there were no sales to Japan in the first quarter of 1996.

Cost of sales for the first quarter of 1997 totaled $2,172,088 or 63 % of sales compared to $1,674,285 or 64% of sales for the first quarter of 1996. The price of the carbon components increased 3% for the quarter ended March 31, 1997 as compared to the cost of carbon components contained in the Valves sold in the quarter ended March 31, 1996. Based upon the Company's internal sales projections, the price of the carbon contained in Valves sold during the remainder of 1997 will be 3% higher than in 1996.

Gross profit totaled $1,272,562 for the quarter ended March 31, 1997 or 37 % of sales, compared to gross profit of $922,595 or 36 % of sales for the quarter ended March 31, 1996. The Company achieved manufacturing efficiencies in the quarter ending March 31, 1997 sufficient to offset a slight decline in the average selling prices and the increase in the cost of carbon components compared to the quarter ended March 31, 1996.

Research, development and engineering expenses totaled $235,494 for the quarter ended March 31, 1997 versus $162,386 for the quarter ended March 31, 1996. Approximately 42% and 47% of research and development expenses for the quarters ended March 31, 1997 and 1996, respectively, were for testing and outside consulting services related to the Valve. The Company began implants under an Investigational Device Exemption ("IDE") in January 1997. The Company sells the Valves to the hospitals involved in the study and is eligible for reimbursement by Medicare and most private pay insurance companies. The Company is responsible for reimbursing the hospital for certain additional tests and procedures required by the clinical protocol and accrues the estimated total cost of followup at the time the sale is recorded as research and development expense.

Selling, general and administrative expenses totaled $719,419 for the quarter ended March 31, 1997, a decrease from the $751,647 reported for the quarter ended March 31, 1996. The Company held the Second Symposium on the ATS Valve in the fourth quarter of 1996. This decrease is attributable to anticipated expenses associated with that meeting and accrued at $50,000 in the first quarter of 1996. There is no symposium or comparable expense expected in 1997.

There was no interest expense incurred in the quarters ended March 31, 1997 and 1996.

Interest income totaled $259,390 for the quarter ended March 31, 1997 compared to $183,609 for the quarter ended March 31, 1996. The increase in interest income for the first three months of 1997 was the result of more cash on hand to invest for the first quarter of 1997 than the first quarter of 1996. Cash on hand at March 31, 1997 is significantly greater than the amount on hand during 1996, due primarily to the sale of equity and exercise of warrants in the first quarter of 1997. Interest income for the remainder of 1997 is expected to be greater than the last three quarters of 1996.

Net income totaled $577,039 for the quarter ended March 31, 1997 versus net income of $192,171 for the quarter ended March 31, 1996. The $349,967 increase in gross profit in the first quarter, 1997 as compared to the first quarter, 1996 was greater than the $40,880 increase in operating expenses, which resulted in $317,649 operating income for the three months ended March 31, 1997 and increased net income compared to the first three months 1996.

Earnings per share totaled $.03 for the quarter ended March 31, 1997 compared to $.01 for the quarter ended March 31, 1996. The weighted average number of shares outstanding increased 3% for the three months ended March 31, 1997 over 1996 primarily due to the issuance of shares in the February, 1997 private sale of common stock.


LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities increased by $17,547,389 from $10,187,629 at December 31, 1996 to $27,735,018 at March 31, 1997. Inventory
purchases, and accounts receivable growth caused the company to have negative cashflow from operations. On February 10, 1997 the Company announced the sale of 1,568,940 shares of common stock to ITOCHU Corporation of Japan raising $14.75 million in new cash. The Company also collected $5,203,818 during the first quarter of 1997 from the exercise of warrants.

During 1997 the Company is required to purchase $11.4 million of heart valve components in accordance with terms of a long term supply agreement with CarboMedics, Inc. (the "Supply Agreement"). During the three contract years after 1997 the Company is obligated to purchase an aggregate total of approximately $50 million of components. The minimum purchases under the contract are not tied to sales of the Company's valve and the Company does not expect sales of the Valve to exceed the minimum purchase requirements until the Valve is approved for sale in the United States by the Food and Drug Administration. Deliveries under the terms of the contract are expected to increase during the second half of 1997 which will cause cash, cash equivalents and marketable securities to decline.

Accounts receivable increased from $3,139,559 at December 31, 1996 to $4,469,401 at March 31, 1997. Most of the Company's sales have been to customers in international markets and while the Company attempts to set standard 60 day terms for receivables, competitive pressures and geographical economic situations have caused the Company to selectively extend the terms for payment.

Accounts payable increased from $1,190,958 at December 31, 1996 to $1,334,339 at March 31, 1997. The majority of the increase in accounts payable is related to the amount owing CMI.

Based upon the Company's current rate of sales, its expected obligations under the supply agreement with CMI and its expected expenses, the Company anticipates that existing cash, cash equivalents and short-term investments will be sufficient to satisfy its capital requirements through 2000. Beyond 2000, given the substantial minimum purchase requirements under the Supply Agreement and the costs associated with obtaining FDA approval in the United States, the Company must continue to substantially increase revenues to meet its capital requirements. Should revenues not increase sufficiently, the Company may be required to raise additional equity capital. There can be no assurance that equity would be available to the Company at favorable terms, if at all.

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

                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings
                  None

Item 2.           Changes in Securities

                  On February 7, 1997 the Company sold 1,568,940 shares of ATS Medical, Inc. common stock to ITOCHU Corporation of Japan for total proceeds totalling $14,750,000. This sale to a single accredited investor was exempt from registration under Section 4(2) of the Securities Act of 1933.

Item 3.           Defaults Upon Senior Securities
                  None

Item 4.           Submission of Matters to a Vote of Security Holders
                  None

Item 5.           Other Information
                  None

Item 6.           Exhibits and Reports on Form 8-K
                  Exhibit 27 - Financial Data Schedule
                  Item 10.1 Stock Purchase Agreement dated February 3, 1997 between ITOCHU Corporation and the Company (Incorporated by reference to Exhibit 1 to Schedule 13D filed with respect to the Company by ITOCHU Corporation in February, 1997).


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    May 9, 1997       ATS MEDICAL, INC.


                                By:      /s/ John H. Jungbauer
                                         John H. Jungbauer, Vice President/CFO
                                         (Principal Financial Officer and
                                         Authorized Signatory)