Form 10-Q
period 1997-06-30
ATS MEDICAL INC
filed 1997-08-13
CIK 824068

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

           [X] Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
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

                            Yes __X__        No _____

        The number of shares outstanding of each of the registrant's classes of common stock as of August 1, 1997 was:

        Common Stock $.01 par value                 17,562,231 shares

                                ATS MEDICAL, INC.

                                      INDEX

PART I.          FINANCIAL INFORMATION                                     PAGE

Item 1.          Statements of Financial Position -                          3
                 June 30, 1997 (unaudited) and
                 December 31, 1996

                 Statements of Operations -                                  4
                 Three Months and Six Months Ended
                 June 30, 1997 and 1996 (unaudited)

                 Statements of Cash Flows -                                  5
                 Six Months Ended June 30, 1997 and
                 1996 (unaudited)

                 Notes to Financial Statements                               6

Item 2.          Management's Discussion and Analysis of                     7
                 Financial Condition and Results of Operations

Item 3.          Quantitative and Qualitative Disclosures About             10
                 Market Risk

PART II.         OTHER INFORMATION                                          11

                 Signatures                                                 13

Item 1    Financial Statements

ATS MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION

                                                          JUNE 30,         DECEMBER 31,
                                                            1997               1996
ASSETS                                                  ------------       ------------
                                                         (Unaudited)          (Note)
CURRENT ASSETS
  Cash & cash equivalents                               $  4,163,750       $  2,320,010
  Marketable securities                                   24,647,466          7,867,619
                                                        ------------       ------------
                                                          28,811,216         10,187,629
  Accounts receivable, less allowance of $230,000
     in 1997 and $200,000 in 1996                          4,030,820          3,139,559
  Inventory                                               19,702,932         18,242,066
  Prepaid expenses                                           278,761            468,249
                                                        ------------       ------------

     TOTAL CURRENT ASSETS                                 52,823,729         32,037,503

FURNITURE, MACHINERY & EQUIPMENT                           2,068,564          2,014,439
  Less accumulated depreciation                            1,240,896          1,119,875
                                                        ------------       ------------

                                                             827,668            894,564

OTHER ASSETS                                                 429,803            388,233
                                                        ------------       ------------

TOTAL ASSETS                                            $ 54,081,200       $ 33,320,300
                                                        ============       ============

LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                      $  1,247,491       $  1,190,958
  Accrued payroll and expenses                               195,437            202,603
                                                        ------------       ------------

     TOTAL CURRENT LIABILITIES                             1,442,928          1,393,561

LONG-TERM DEBT                                                     0                  0

SHAREHOLDERS' EQUITY
  Common Stock, $.01 par value:
   Authorized 40,000,000 shares; Issued and
   outstanding 17,562,231 & 15,288,042 at
   June 30, 1997 and Dec 31, 1996, respectively              175,622            152,880
  Additional paid-in capital                              71,777,566         52,313,315
  Other                                                       41,796             54,465
  Retained earnings (deficit)                            (19,356,712)       (20,593,921)
                                                        ------------       ------------

     TOTAL SHAREHOLDERS' EQUITY                           52,638,272         31,926,739
                                                        ------------       ------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                $ 54,081,200       $ 33,320,300
                                                        ============       ============

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

ATS MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

                                          Three months ended June 30,   Six months ended June 30,
                                          ---------------------------   --------------------------
                                              1997          1996           1997            1996
                                          -----------    -----------    -----------    -----------
REVENUES
 Net sales                                $ 3,695,230    $ 3,069,820    $ 7,139,880    $ 5,666,700
 Less cost of goods sold                    2,297,583      1,880,751      4,469,671      3,555,036
                                          -----------    -----------    -----------    -----------

GROSS PROFIT                                1,397,647      1,189,069      2,670,209      2,111,664

OPERATING EXPENSES
 Research, development and engineering        261,266        166,628        496,760        329,014
 Selling, general and administrative          801,909        815,185      1,521,328      1,566,832
                                          -----------    -----------    -----------    -----------

TOTAL EXPENSES                              1,063,175        981,813      2,018,088      1,895,846

 Interest income                              325,699        146,365        585,089        329,974
                                          -----------    -----------    -----------    -----------

NET INCOME                                $   660,171    $   353,621    $ 1,237,210    $   545,792
                                          ===========    ===========    ===========    ===========

Net income per share:
    Basic                                 $      0.04    $      0.02    $      0.07    $      0.04
                                          ===========    ===========    ===========    ===========
    Fully Diluted                         $      0.04    $      0.02    $      0.07    $      0.03
                                          ===========    ===========    ===========    ===========

Weighted average number of shares
  outstanding during the period:
    Basic                                  17,559,084     15,121,894     16,992,428     15,111,773
                                          ===========    ===========    ===========    ===========
    Fully Diluted                          18,139,842     16,661,302     17,610,370     16,707,101
                                          ===========    ===========    ===========    ===========

ATS MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

                                                         SIX MONTHS ENDED JUNE 30,
                                                           1997             1996
                                                       ------------     -----------
OPERATING ACTIVITIES
Net income                                             $  1,237,210     $   545,792
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation                                            122,151         113,384
    Loss on disposal of equipment                             1,242               0
    Changes in operating assets and liabilities:
      Accounts receivable                                  (891,261)       (159,904)
      Prepaid expenses                                      189,488         298,182
      Other assets                                          (41,570)         (6,485)
      Inventory                                          (1,460,866)     (1,985,577)
      Accounts payable and accrued expenses                  49,367        (925,409)
                                                       ------------     -----------

NET CASH USED IN OPERATING ACTIVITIES                      (794,239)     (2,120,017)


INVESTING ACTIVITIES
  Purchase of marketable securities                     (23,531,358)     (3,739,207)
  Sale of marketable securities                           6,745,920       6,639,438
  Purchases of property, plant and equipment                (56,497)        (99,441)
                                                       ------------     -----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES     (16,841,935)      2,800,790

FINANCING ACTIVITIES
  Notes payable                                                   0               0
  Net proceeds from sale of common stock                 19,486,993       1,089,387
                                                       ------------     -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                19,486,993       1,089,387

  Effect of exchange rate changes on cash                    (7,079)         (2,590)

INCREASE IN CASH AND CASH EQUIVALENTS                     1,843,740       1,767,570

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          2,320,010       2,213,632
                                                       ------------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $  4,163,750     $ 3,981,202
                                                       ============     ===========

ATS MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

June 30, 1997


Note A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.


Note B - NET INCOME PER SHARE

Net income per share is computed using the weighted average number of common shares outstanding and dilutive common stock equivalents, if applicable. In February 1997, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 128, "EARNINGS PER SHARE." This Statement replaces the presentation of primary earnings per share (EPS) with basic EPS and also requires dual presentation of basic and diluted EPS for entities with complex capital structures. This Statement is effective for the fiscal year ended December 31, 1997. For the quarter ended June 30, 1997, the basic net income per share under Statement 128 is $.04 per share on 17,559,084 weighted average shares outstanding for the period. For the six months ended June 30, 1997, the basic net income per share under Statement 128 is $.07 per share on 16,992,428 weighted average shares outstanding for the period.

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

RESULTS OF OPERATIONS

Net sales for the quarter ended June 30, 1997 increased 20% to $3,695,230 compared to $3,069,820 for the quarter ended June 30, 1996. Unit sales increased 21% in the second quarter 1997 compared to 1996. Sales growth can be attributed to continued implant growth in Europe and other Asia Pacific countries as well as strong purchases by the Company's Japanese distributor. The Shonin (Japanese regulatory approval) for the ATS Medical, Inc. heart valve was received late in the second quarter of 1996.

Net sales for six months ended June 30, 1997 totaled $7,139,880 compared to $5,666,700 for six months ended June 30, 1996. Revenue increased about 26% and unit sales increased about 27% for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Although revenues and unit sales increased in each of the first two quarters of 1997 as compared to the corresponding quarters in 1996, the rate of increase in the second quarter of 1997 was less than the ratio of increase in the first quarter of 1997. This is due to two principal factors. First, as mentioned previously, sales in Japan began in June of 1996, which increased the sales in the second quarter of 1996 and so reduced the rate of increase in 1997. Second, pricing pressures from competitors and the strong dollar in 1997 negatively impacted revenue and unit sales increases in 1997. While the Company invoices its customers in dollars, the customers must use local currencies to purchase dollars to pay for Valves, and in many cases it now takes much more local currency to buy dollars. The quarter which ends September 30 is usually the weakest quarter each year, not only for the Company but also for other implantable medical device companies, as European surgical activity slows during vacation season.

Cost of sales for the second quarter of 1997 totaled $2,297,583 or 62% of sales compared to $1,880,751 or 61% of sales for the second quarter of 1996. Cost of sales for the six months ended June 30, 1997 totaled $4,469,671 or 63% of sales compared to $3,555,036 or 63% of sales for the six months ended June 30, 1996. The price of the carbon components contained in the Valves sold in the six months ended June 30, 1997 increased 3% as compared to the cost of carbon components contained in the Valves sold in the six months ended June 30, 1996. Based upon the Company's internal sales projections, the price of the carbon contained in Valves sold during the remainder of 1997 is expected to be 3% higher than in 1996.

Gross profit totaled $1,397,647 for the quarter ended June 30, 1997 or 38% of sales, compared to gross profit of $1,189,069 or 39% of sales for the quarter ended June 30, 1996. Gross profit totaled $2,670,209 or 37% of sales for the six months ended June 30, 1997 compared to $2,111,664 or 37% of sales for the six months ended June 30, 1996. The Company achieved manufacturing efficiencies in the six months ended June 30, 1997 sufficient to offset a slight decline in the average selling prices and the increase in the cost of carbon components compared to the six months ended June 30, 1996.

Research, development and engineering expenses totaled $261,266 for the quarter ended June 30, 1997 versus $166,628 for the quarter ended June 30, 1996. For six months ended June 30, 1997 research, development and engineering expenses totaled $496,760 compared to $329,014 for six months ended June 30, 1996. Approximately 47% and 39% of research and development expenses for the quarters ended June 30, 1997 and 1996, respectively, were for testing and outside consulting services related to the Valve. A large component of the year to year increase is development work on an aortic valved graft ("AVG"). The AVG is a standard ATS Medical, Inc. replacement aortic heart valve sutured at the end of a dacron tube. This product extension is used in surgeries where the patient's aorta is damaged or degenerated. Most other valve manufacturers provide a similar product.

The Company began human implants in the United States under an Investigational Device Exemption ("IDE") in January 1997. The Company sells the Valves to the hospitals involved in the study and is eligible for reimbursement by Medicare and most private pay insurance companies. The Company is responsible for reimbursing the hospital for certain additional tests and procedures required by the clinical protocol and accrues the estimated total cost of follow-up at the time the sale is recorded as research and development expense.

Selling, general and administrative expenses totaled $801,909 for the quarter ended June 30, 1997, a decrease from the $815,185 reported for the quarter ended June 30, 1996. The Company held the Second Symposium on the ATS Valve in the fourth quarter of 1996. Commitments and deposits were required throughout 1996 for this meeting so the Company accrued $150,000 in the quarter ended June 30, 1996 and $200,000 for the first six months of 1996. There is no symposium or comparable expense expected in 1997. Salaries, wages and benefits increased nearly $160,000 or approximately 12% during the first six months of 1997. The Company had 50 employees at June 30, 1996 compared to 58 employees at June 30, 1997.

There was no interest expense incurred in the quarters or six month periods ended June 30, 1997 and 1996.

Interest income totaled $325,699 for the quarter ended June 30, 1997 compared to $146,365 for the quarter ended June 30, 1996. For the first half of 1997 interest income totaled $585,089 compared to $329,974 for the first six months of 1996. The increase in interest income for the first half of 1997 was the result of more cash on hand to invest than the first six months of 1996. Cash on hand at June 30, 1997 is significantly greater than the amount on hand during 1996, due primarily to the sale of equity and exercise of warrants in the first quarter of 1997. Interest income for the remainder of 1997 is expected to be greater than the last two quarters of 1996.

Net income totaled $660,171 for the quarter ended June 30, 1997 versus net income of $353,621 for the quarter ended June 30, 1996. Net income totaled $1,237,210 for the six months ended June 30, 1997 compared to $545,792 for the six months ended June 30, 1996. The $558,545 increase in gross profit in the first half of 1997 as compared to the first half of 1996 was greater than the $122,242 increase in operating expenses, which resulted in $652,121 operating income for the six months ended June 30, 1997 and increased net income compared to the first six months of 1996.

Earnings per share totaled $.04 for the quarter ended June 30, 1997 compared to $.02 for the quarter ended June 30, 1996. Earnings per share for the first six months of 1997 totaled $.07 compared to $.03 for the first six months of 1996. The weighted average number of shares outstanding increased 5% for the six months ended June 30, 1997 over 1996 primarily due to the issuance of shares in the February, 1997 private sale of common stock .


LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities increased by $18,623,587 from $10,187,629 at December 31, 1996 to $28,811,216 at June 30, 1997. Inventory
purchases and accounts receivable growth caused the company to have negative cashflow from operations. On February 10, 1997 the Company announced the sale of 1,568,940 shares of common stock to ITOCHU Corporation of Japan raising $14.75 million in new cash. The Company also collected $5,203,818 during the first quarter of 1997 from the exercise of warrants.

During 1997 the Company is required to purchase $11.4 million of heart valve components in accordance with the terms of its long term supply agreement with CarboMedics, Inc. (the "Supply Agreement"). During the three contract years after 1997 the Company is obligated to purchase an aggregate of approximately $50 million of components. The minimum purchases under the Suppy Agreement are not tied to sales of the Company's Valve and the Company does not expect sales of the Valve to exceed the minimum purchase requirements under the Supply Agreement until the Valve is approved for sale in the United States by the Food and Drug Administration. Deliveries under the terms of the Supply Agreement are expected to increase during the second half of 1997 which will cause cash, cash equivalents and marketable securities to decline.

Accounts receivable increased from $3,139,559 at December 31, 1996 to $4,030,820 at June 30, 1997. Most of the Company's sales have been to customers in international markets and while the Company attempts to set standard 60 day terms for receivables, competitive pressures and geographical economic situations have caused the Company to selectively extend the terms for payment.

Accounts payable increased from $1,190,958 at December 31, 1996 to $1,247,491 at June 30, 1997. The majority of the increase in accounts payable is related to the amount owing to CarboMedics, Inc. under the Supply Agreement.

Based upon the Company's current rate of sales, its expected obligations under the Supply Agreement and its expected expenses, the Company anticipates that existing cash, cash equivalents and short-term investments will be sufficient to satisfy its capital requirements through 2000. Beyond 2000 the Company must continue to substantially increase revenues to meet its capital requirements. Should revenues not increase sufficiently, the Company may be required to raise additional equity capital. There can be no assurance that equity would be available to the Company at favorable terms, if at all.

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

In accordance with the Act, the Company identifies the following important general factors which if altered from the current status could cause the Company's actual results to differ from those described in any forward-looking statements: the continued acceptance of the Company's mechanical heart Valve in international markets, the acceptance by the U.S. FDA of the Company's regulatory submissions, the continued performance of the Company's mechanical heart valve without structural failure, the actions of the Company's competitors including pricing changes and new product introductions, the continued performance of the Company's independent distributors in selling the Valve, and the actions of the Company's supplier of pyrolytic carbon components for the Valve. This list is not exhaustive, and the Company may supplement this list in any future filing or in connection with the making of any specific forward-looking statement.


ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Not Applicable

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         The annual meeting of Shareholders of the Company was held on May 1, 1997 at which time (i) five nominees were elected to the Board of Directors for one-year terms, (ii) the appointment of Ernst & Young LLP as the independent auditors of the Company was approved and (iii) the amendments to the ATS Medical, Inc. 1987 Stock Option and Stock Award Plan (the "Plan") increasing the number of shares of the Company's Common Stock subject to the Plan from 2.4 million to 3.4 million shares and to satisfy the requirements of section 162(m) of the Internal Revenue Code of 1986, as amended, were approved. Proxies for the Company were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to management's solicitations. All nominees for directors as listed in the proxy statement were elected. The voting results were as follows:

                                                                          Broker
                                  For         Against       Withheld    Non-Votes
                                  ---         -------       --------    ---------
Election of Directors:
    Manual A. Villafana       14,594,654            0       312,475             0
    Richard W. Kramp          14,595,304            0       311,825             0
    Charles F. Cuddihy, Jr.   14,590,429            0       316,700             0
    James F. Lyons            14,593,554            0       313,575             0
    A. Jay Graf               14,594,754            0       312,375             0

Approval of Independent
    Auditors                  14,877,129       12,525        17,475             0

Amendment to the Plan          7,809,609    1,322,211        56,077     5,719,232


Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         Number     Description
         ------     -----------

          10.1 ATS Medical, Inc. 1987 Stock Option and Stock Award Plan, as amended to date

          27.1      Financial Data Schedule

         (b)  Reports on Form 8-K

              None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   August 13, 1997            ATS Medical, Inc.


                                   By: /s/ John H. Jungbauer
                                       -------------------------------------
                                       John H. Jungbauer, Vice President/CFO
                                       (Principal Financial Officer and
                                       Authorized Signatory)

                                  EXHIBIT INDEX


        Number    Description
        ------    -----------

         10.1 ATS Medical, Inc. 1987 Stock Option and Stock Award Plan, as amended to date

         27.1     Financial Data Schedule