Form 10-Q
period 1997-09-30
ATS MEDICAL INC
filed 1997-11-13
CIK 824068

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

           [X] Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
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

                           Yes _X_               No ___

         The number of shares outstanding of each of the registrant's classes of common stock as of November 1, 1997 was:

           Common Stock $.01 par value             17,563,606 shares

                                ATS MEDICAL, INC.

                                      INDEX

PART I.           FINANCIAL INFORMATION                                   PAGE

Item 1.           Statements of Financial Position -                        3
                  September 30, 1997 (unaudited) and
                  December 31, 1996

                  Statements of Operations -                                4
                  Three Months and Nine Months Ended
                  September 30, 1997 and 1996 (unaudited)

                  Statements of Cash Flows -                                5
                  Nine Months Ended September 30, 1997 and
                  1996 (unaudited)

                  Notes to Financial Statements                             6

Item 2.           Management's Discussion and Analysis of                   7
                  Financial Condition and Results of Operations

Item 3.           Quantitative and Qualitative Disclosures About           11
                  Market Risk

PART II.          OTHER INFORMATION                                        12

                  Signatures                                               13

ATS MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION


                                                   SEPTEMBER 30,   DECEMBER 31,
                                                       1997            1996
ASSETS                                             ------------    ------------
                                                    (Unaudited)       (Note)
CURRENT ASSETS
  Cash & cash equivalents                          $  4,768,866    $  2,320,010
  Marketable securities                              23,716,836       7,867,619
                                                   ------------    ------------
                                                     28,485,702      10,187,629
  Accounts receivable, less allowance of $245,000
     in 1997 and $200,000 in 1996                     3,836,457       3,139,559
  Inventory                                          21,206,197      18,242,066
  Prepaid expenses                                      247,495         468,249
                                                   ------------    ------------

     TOTAL CURRENT ASSETS                            53,775,851      32,037,503

FURNITURE, MACHINERY & EQUIPMENT                      2,009,637       2,014,439
  Less accumulated depreciation                       1,192,529       1,119,875
                                                   ------------    ------------

                                                        817,108         894,564

OTHER ASSETS                                            430,068         388,233
                                                   ------------    ------------

TOTAL ASSETS                                       $ 55,023,027    $ 33,320,300
                                                   ============    ============

LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                 $  1,793,903    $  1,190,958
  Accrued payroll and expenses                          317,446         202,603
                                                   ------------    ------------

     TOTAL CURRENT LIABILITIES                        2,111,349       1,393,561

LONG-TERM DEBT                                                0               0

SHAREHOLDERS' EQUITY
  Common Stock, $.01 par value:
   Authorized 40,000,000 shares; Issued and
   outstanding 17,562,231 & 15,288,042 at
   Sept 30, 1997 and Dec 31, 1996, respectively         175,622         152,880
  Additional paid-in capital                         71,750,917      52,313,315
  Other                                                  36,380          54,465
  Retained earnings (deficit)                       (19,051,241)    (20,593,921)
                                                   ------------    ------------

     TOTAL SHAREHOLDERS' EQUITY                      52,911,678      31,926,739
                                                   ------------    ------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY           $ 55,023,027    $ 33,320,300
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

ATS MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)


                                                                   Three months ended September 30, Nine months ended September 30,
                                                                     ---------------------------     ---------------------------
                                                                         1997            1996            1997            1996
                                                                     -----------     -----------     -----------     -----------
REVENUES
 Net sales                                                           $ 3,469,000     $ 2,758,825     $10,608,880     $ 8,425,525
 Less cost of goods sold                                               2,252,546       1,654,064       6,722,217       5,209,100
                                                                     -----------     -----------     -----------     -----------

GROSS PROFIT                                                           1,216,454       1,104,761       3,886,663       3,216,425

OPERATING EXPENSES
 Research, development and engineering                                   284,053         137,618         780,812         466,632
 Selling, general and administrative                                     991,389         746,986       2,512,717       2,313,818
                                                                     -----------     -----------     -----------     -----------

TOTAL EXPENSES                                                         1,275,442         884,604       3,293,529       2,780,450

 Interest income                                                         364,459         164,686         949,547         494,660
                                                                     -----------     -----------     -----------     -----------

NET INCOME                                                           $   305,471     $   384,843     $ 1,542,681     $   930,635
                                                                     ===========     ===========     ===========     ===========

Net income per share:
    Basic                                                            $      0.02     $      0.03     $      0.09     $      0.06
                                                                     ===========     ===========     ===========     ===========
    Fully Diluted                                                    $      0.02     $      0.02     $      0.09     $      0.06
                                                                     ===========     ===========     ===========     ===========

Weighted average number of shares outstanding during the period:
    Basic                                                             17,562,231      15,152,021      17,184,472      15,149,080
                                                                     ===========     ===========     ===========     ===========
    Fully Diluted                                                     18,112,660      16,065,511      17,781,033      16,485,741
                                                                     ===========     ===========     ===========     ===========



   ATS MEDICAL, INC.

   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

   (UNAUDITED)


                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                             1997              1996
                                                        ------------      ------------
OPERATING ACTIVITIES
Net income                                              $  1,542,681      $    930,635
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation                                             186,478           174,232
    Loss on disposal of equipment                             48,225            14,996
    Changes in operating assets and liabilities:
      Accounts receivable                                   (696,898)          516,230
      Prepaid expenses                                       220,753           355,526
      Other assets                                           (41,835)          (11,167)
      Inventory                                           (2,964,131)       (3,249,492)
      Accounts payable and accrued expenses                  717,788          (685,567)
                                                        ------------      ------------

NET CASH USED IN OPERATING ACTIVITIES                       (986,939)       (1,954,607)


INVESTING ACTIVITIES
  Purchase of marketable securities                      (27,355,361)       (6,611,381)
  Sale of marketable securities                           11,500,553         9,516,810
  Purchases of property, plant and equipment                (157,247)         (178,149)
                                                        ------------      ------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES      (16,012,055)        2,727,280

FINANCING ACTIVITIES
  Notes payable                                                    0                 0
  Net proceeds from sale of common stock                  19,460,344         1,214,012
                                                        ------------      ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                 19,460,344         1,214,012

  Effect of exchange rate changes on cash                    (12,494)           (1,646)

INCREASE IN CASH AND CASH EQUIVALENTS                      2,448,856         1,985,039

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           2,320,010         2,213,632
                                                        ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $  4,768,866      $  4,198,671
                                                        ============      ============


ATS MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

September 30, 1997


Note A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.



Note B - NET INCOME PER SHARE

Net income per share is computed using the weighted average number of common shares outstanding and dilutive common stock equivalents, if applicable. In February 1997, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 128, "EARNINGS PER SHARE." This Statement replaces the presentation of primary earnings per share (EPS) with basic EPS and also requires dual presentation of basic and diluted EPS for entities with complex capital structures. This Statement is effective for the fiscal year ended December 31, 1997. For the quarter ended September 30, 1997, the basic net income per share under Statement 128 is $.02 per share on 17,562,231 weighted average shares outstanding for the period. For the nine months ended September 30, 1997, the basic net income per share under Statement 128 is $.09 per share on 17,184,472 weighted average shares outstanding for the period.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ATS Medical, Inc. ("ATS" or the "Company") is engaged in the manufacturing and marketing of a pyrolytic carbon bileaflet mechanical heart valve. The Company sells the ATS Open Pivot TM valve (the "ATS Valve" or the "Valve") in international markets and has recently initiated a clinical study in the United States for the purpose of obtaining regulatory approval.

RESULTS OF OPERATIONS

Net sales for the quarter ended September 30, 1997 increased 26% to $3,469,000 compared to $2,758,825 for the quarter ended September 30, 1996. Unit sales increased 38% in the third quarter 1997 compared to the third quarter 1996. Sales growth can be attributed to continued implant growth in Europe, Japan and other Asia Pacific countries. This growth in sales is notable because the quarter which ends September 30 is usually the weakest quarter each year, not only for the Company but also for other implantable medical device companies, as European surgical activity slows during vacation season.

Net sales for the nine months ended September 30, 1997 totaled $10,608,880 compared to $8,425,525 for the nine months ended September 30, 1996. Revenue increased about 26% and unit sales increased about 31% for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

For both the third quarter and the nine months of 1997 this sales growth over the corresponding period was acheived in spite of significant price competition from other valve manufacturers and the increased strength of the U.S. dollar relative to almost all European currencies. ATS Medical, Inc. sells the Valve to distributors throughout the world in U.S. dollars. As the dollar increases in value against the distributor's local currency, the cost of the Valve increases for the distributor even though ATS does not change the selling price. The table below highlights the impact in 1997 of the continued strengthening of the dollar. Since most of the Company's sales are outside of the United States, increasing sales in spite of the strengthening dollar has been a challenge for the Company and its distributors.

---------------------------------------------------------------------
                           ATS MEDICAL, INC.
 Dollar vs. Currencies of Certain Foreign Markets at September 30, 1997
---------------------------------------------------------------------
                                     U.S. Dollar's % Chg vs. Currency
                       Currency per  --------------------------------
  Country    Currency  U.S. Dollar   3 Mos.     9 Mos.      1 Year
---------------------------------------------------------------------
Belgium        Franc          36.49   1.45%     15.07%      16.06%
---------------------------------------------------------------------
Britian        Pound         0.6205   3.31%      6.24%      -2.88%
---------------------------------------------------------------------
France         Franc         5.9335   0.99%     14.26%      14.83%
---------------------------------------------------------------------
Germany         Mark         1.7671   1.34%     14.84%      15.72%
---------------------------------------------------------------------
Greece        Drachma        279.04   1.62%     12.99%      15.64%
---------------------------------------------------------------------
Italy           Lira          1,726   1.57%     13.63%      13.27%
---------------------------------------------------------------------
Japan           Yen          120.71   5.32%      4.27%       8.11%
---------------------------------------------------------------------
Korea           Won             917   3.03%      8.20%      10.95%
---------------------------------------------------------------------
Netherlands   Guilder        1.9982   1.79%     15.70%      16.68%
---------------------------------------------------------------------
Spain          Peseta        149.33   1.38%     14.99%      16.20%
---------------------------------------------------------------------
Switzerland    Franc         1.4548  -0.40%      8.65%      15.87%
---------------------------------------------------------------------

In seven of the Company's nine top markets, the effective selling price of the ATS Valve has increased by 15% or more because of currency rate changes. Because the Company sells in dollars it does not record currency translation adjustments. However, the Company has had to extend payment terms and/or reduce prices on a select basis to accomodate customers.

The average selling price for the Valve declined in the three months ended September 30, 1997 by 8.65% compared to the average selling price for the three months ended September 30, 1996. For the nine months ended September 30, 1997 the decline in average selling price compared to the nine months ended September 30, 1996 was 3.65%.

Cost of sales for the third quarter of 1997 totaled $2,252,546 or 65% of sales compared to $1,654,064 or 60% of sales for the second quarter of 1996. Cost of sales for the nine months ended September 30, 1997 totaled $6,722,217 or 63% of sales compared to $5,209,100 or 62% of sales for the nine months ended September 30, 1996. The price of the carbon components contained in the Valves sold in the nine months ended September 30, 1997 increased 3% as compared to the cost of carbon components contained in the Valves sold in the nine months ended September 30, 1996. Based upon the Company's internal sales projections, the price of the carbon contained in Valves sold during the remainder of 1997 is expected to be 3% higher than in 1996.

Gross profit totaled $1,216,454 for the quarter ended September 30, 1997 or 35% of sales, compared to gross profit of $1,104,761 or 40% of sales for the quarter ended September 30, 1996. Gross profit totaled $3,886,663 or 37% of sales for the nine months ended September 30, 1997 compared to $3,216,425 or 38% of sales for the nine months ended September 30, 1996. The Company achieved manufacturing efficiencies in the nine months ended September 30, 1997, but the savings were not sufficient to offset the decline in the average selling prices and the increase in the cost of carbon components compared to the nine months ended September 30, 1996.

Research, development and engineering expenses totaled $284,053 for the quarter ended September 30, 1997 versus $137,618 for the quarter ended September 30, 1996. For the nine months ended September 30, 1997 research, development and engineering expenses totaled $780,812 compared to $466,632 for the nine months ended September 30, 1996. Approximately 43% and 49% of research and development expenses for the quarters ended September 30, 1997 and 1996, respectively, were for testing and outside consulting services related to the Valve. A large component of the year to year increase is development work on an aortic valved graft ("AVG"). The AVG is a standard ATS replacement aortic heart valve sutured at the end of a dacron tube. This product extension is used in surgeries where the patient's aorta is damaged or degenerated. Most other valve manufacturers provide a similar product. This product should be commercially available outside the U.S. in late 1997 or early 1998 as well as being available for use in the Company's clinical trials in the U.S.

The Company began human implants in the United States under an Investigational Device Exemption ("IDE") in January 1997. The Company sells the Valves to the hospitals involved in the study and is eligible for reimbursement by Medicare and most private insurance companies. The Company is responsible for reimbursing the hospital for certain additional tests and procedures required by the clinical protocol and accrues the estimated total cost of follow-up at the time the sale is recorded as research and development expense.

Selling, general and administrative expenses totaled $991,389 for the quarter ended September 30, 1997, an increase from the $746,986 reported for the quarter ended September 30, 1996. The Company held the Second Symposium on the ATS Valve in the fourth quarter of 1996. Commitments and deposits were required throughout 1996 for this meeting so the Company accrued $100,000 in the quarter ended September 30, 1996 and $300,000 for the first nine months of 1996. There is no symposium or comparable expense expected in 1997. The Company announced in October, 1997 that it was closing its Subsidiary located in Glasgow, Scotland at September 30, 1997. The Company accrued $225,000 in the quarter ended September 30, 1997 for one time expenses associated with the closing. Salaries, wages and benefits increased nearly $388,000 (of which approximately 40% was for separation pay for the employees of the U.K. subsidiary) or approximately 20% during the first nine months of 1997. The Company had 52 employees at September 30, 1996 compared to 58 employees at September 30, 1997.

There was no interest expense incurred in the quarters or nine month periods ended September 30, 1997 and 1996.

Interest income totaled $364,459 for the quarter ended September 30, 1997 compared to $164,686 for the quarter ended September 30, 1996. For the first nine months of 1997 interest income totaled $949,547 compared to $494,660 for the first nine months of 1996. The increase in interest income for the nine months of 1997 was the result of more cash on hand to invest than the first nine months of 1996. Cash on hand at September 30, 1997 is significantly greater than the amount on hand during 1996, due primarily to the sale of equity and exercise of warrants in the first quarter of 1997. Interest income for the fourth quarter 1997 is expected to be greater than the fourth quarter of 1996.

Net income totaled $305,471 (after the $225,000 accrual for the Scotland closing) for the quarter ended September 30, 1997 versus net income of $384,843 for the quarter ended September 30, 1996. Net income totaled $1,542,681(after the $225,000 accrual for the Scotland closing) for the nine months ended September 30, 1997 compared to $930,635 for the nine months ended September 30, 1996.

Earnings per share totaled $.02 for the quarter ended September 30, 1997 compared to $.03 for the quarter ended September 30, 1996. Earnings per share for the first nine months of 1997 totaled $.09 compared to $.06 for the first nine months of 1996. The weighted average number of shares outstanding increased 8% for the nine months ended September 30, 1997 over 1996 primarily due to the issuance of shares in the February, 1997 private sale of common stock.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities increased by $18,298,073 from $10,187,629 at December 31, 1996 to $28,485,702 at September 30, 1997. Inventory
purchases and accounts receivable growth caused the company to have negative cashflow from operations. On February 10, 1997 the Company announced the sale of 1,568,940 shares of common stock to ITOCHU Corporation of Japan raising $14.75 million in new cash. The Company also collected $5,203,818 during the first quarter of 1997 from the exercise of warrants.

During 1997 the Company is required to purchase $11.4 million of heart valve components in accordance with the terms of its long term supply agreement with CarboMedics, Inc. (the "Supply Agreement"). During the three contract years after 1997 the Company is obligated to purchase an aggregate of approximately $50 million of components. The minimum purchases under the Supply Agreement are not tied to sales of the Company's Valve and the Company does not expect sales of the Valve to exceed the minimum purchase requirements under the Supply Agreement until the Valve is approved for sale in the United States by the Food and Drug Administration. Deliveries under the terms of the Supply Agreement are expected to be larger in the fourth quarter 1997 than in previous quarters of 1997 which will cause cash, cash equivalents and marketable securities to decline.

Accounts receivable increased from $3,139,559 at December 31, 1996 to $3,836,457 at September 30, 1997. Most of the Company's sales have been to customers in international markets and while the Company attempts to set standard 60 day terms for receivables, competitive pressures and geographical economic situations have caused the Company to selectively extend the terms for payment.

Accounts payable increased from $1,190,958 at December 31, 1996 to $1,793,903 at September 30, 1997. The majority of the increase in accounts payable is related to the amount owing to CarboMedics, Inc. under the Supply Agreement.

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



ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Not Applicable

                           PART II. OTHER INFORMATION


Item 1.           Legal Proceedings
                  None

Item 2.           Changes in Securities
                  None

Item 3.           Defaults Upon Senior Securities and Use of Proceeds
                  None

Item 4.           Submission of Matters to a Vote of Security Holders
                  None

Item 5.           Other Information
                  None

Item 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibits

                  Number   Description
                    27.1   Financial Data Schedule

                  (b)     Reports on Form 8-K

                           None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    November 13, 1997            ATS MEDICAL, INC.


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

                    27.1            Financial Data Schedule