Form 10-K
period 1997-12-31
ATS MEDICAL INC
filed 1998-03-30
CIK 824068

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    ---------

                                    FORM 10-K
           _X_ Annual report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
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

                             Yes __X__  No ____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

         The aggregate market value of voting stock held by nonaffiliates of the registrant as of March 13, 1998 was approximately $109,087,237 (based on the last sale price of such stock as reported by the NASDAQ National Market).

         The number of shares outstanding of each of the registrant's classes of common stock as of March 13,1998 was:

            Common Stock, $.01 par value         17,589,058 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

         Pursuant to General Instruction G(3), the responses to Items 10, 11, 12 and 13 of Part III of this report are incorporated herein by reference to certain information contained in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1998.

                                ATS MEDICAL, INC.
                                 1997 FORM 10-K

                                     PART I

ITEM 1.  BUSINESS

GENERAL

ATS Medical, Inc. ("ATS Medical" or the "Company") manufactures and markets a pyrolytic carbon bileaflet mechanical heart valve. The Company began selling the ATS Medical(TM) valve (the "Valve") in international markets in 1992. In December, 1996 the U.S. Food and Drug Administration ("FDA") approved the Company's Investigational Device Exemption ("IDE") allowing the Company to initiate a clinical study of the Valve with the eventual goal of regulatory approval in the United States.

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

      POTENTIAL FOR IMPROVED BLOOD FLOW EFFICIENCIES

      The Valve's orifice is a solid pyrolytic carbon ring. By eliminating the graphite substrate used in some valves, the Company is able to make the orifice durable and thin, thereby resulting in a larger average inside diameter. This design characteristic results in blood flow efficiencies which should reduce the workload on the heart.

      POTENTIAL FOR EASE OF IMPLANT

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

      POTENTIAL FOR IMPROVED FOLLOW-UP DIAGNOSTIC CAPABILITY

      The ATS Medical valve eases the follow-up diagnostic process by being highly visible to x-rays. The titanium stiffening ring provides a clear image on x-rays taken from any angle. The leaflets also have a high percentage of tungsten impregnated in the substrate, making them highly visible to x-rays. This increased visibility to x-rays assists cardiologists during follow-up examinations.

      POTENTIAL FOR IMPROVED PATIENT QUALITY OF LIFE THROUGH LOWER NOISE LEVELS

      Initial clinical reports and preliminary studies indicate that the ATS Medical valve is substantially quiet and below the threshold of hearing for most patients. The Company believes that the reduced noise level of the Valve further improves the quality of life of the patient.

CLINICAL DATA AND TESTING RESULTS

The Company began the development of the ATS Medical valve in November 1990. During 1991 and 1992, the Company performed in vitro and animal testing of the Valve. The in vitro testing included accelerated wear testing which subjected the Valves to repeated opening and closing at speeds and forces greatly in excess of those found in the human heart. The Company has accumulated wear data in excess of 600 million cycles or equivalent to 15 years of performance in a human. The results of these accelerated wear tests show average wear rates similar to control valves. The results of the animal testing and the other in vitro testing also show performance characteristics similar to control valves.

Beginning in May 1992, after obtaining approval from its Medical Advisory Board, the Company commenced human implants in international markets. Through January 1, 1998, the Company estimates that over 20,000 ATS Medical valves have been implanted in patients outside of the United States. The Company has received implant registration data from over 130 institutions in 29 countries which have implanted the ATS Medical valve in patients. Published reports have documented the clinical performance of the ATS Medical valve.

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

Replacement heart valves are categorized as one of two types: mechanical or tissue. Mechanical valves are made from materials such as metals, ceramics, carbon or plastics. Tissue valves are made from animal or cadaver tissue or in some cases the patient's own tissue. A majority of the prosthetic heart valves implanted worldwide are mechanical valves. As life expectancies increase, cardiac surgeons have been less likely to use tissue valves in older patients and thereby subject the patient to the risks of a possible re-operation. Mechanical valves are also used in many instances to replace degenerative prosthetic tissue valves. In 1997, however, two of the largest competitors in the industry introduced new tissue valves. The impact of these new tissue valves on the relative number of mechanical and tissue valves implanted remains to be seen.

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

Since 1992, the Company has contracted with independent distributors in most of the developed international markets. The Company believes that this independent distributor network provides a rapid and cost efficient means of introducing the Valve in a wide range of international markets through an experienced sales force. The selection of an independent distributor does not involve significant expense to the Company and does not expose the Company to currency fluctuation risk because the distributor purchases Valves directly from the Company in United States dollars. The Company has been able to attract experienced mechanical valve sales organizations familiar with local markets and customs to act as distributors.

The Company has a standard distributor agreement with variations for certain distributors. Most of the distributor agreements establish quotas for sales of the Valve in the distributor's territory. Most of the distributor agreements also provide for termination at the option of the Company upon the departure of certain key employees of the distributor or the change in control of ATS Medical.

At December 31, 1997, the Company had contracts with 30 distributors covering 42 countries outside the United States. Sales to four (three in 1995) of these distributors represented over 50% of total sales for each of the past three years. The table below outlines these significant distributors:

                                    Sales as a Percentage of Total Revenue
                                    --------------------------------------

                                    1997              1996             1995
                                    ----              ----             ----

         Century Medical, Inc.      17.2%             14.0%             ---
         Biomed, S.A.                9.4              11.3             20.0%
         Gemettron GmbH & Co. KG    16.7              24.0             25.4
         Medi-Service               11.2               9.2             10.4

The Company sells the Valves to each distributor F.O.B. Minneapolis. The Company allows the return of unused Valves as long as the Valve has not been opened and the sterilization date has not expired.

The loss of any one distributor or group of distributors could cause a disruption in sales and have an adverse impact on the Company's reported financial results. Management attempts to foster good working relationships with its distributors and believes that there would be alternative distributors available to represent the Valve in most markets should it become necessary to replace one or more of the distributors.

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

During 1997 the exchange rate for many international currencies fell in value relative to the U.S. Dollar. In Europe, these changes caused the value of some currencies to decrease by as much as 15% relative to the U.S. Dollar. The consequence of this currency change is the same as a price increase to the Company's distributors. The Company responded in select countries by lowering the U.S. Dollar price of the Valve.

COMPETITION

The mechanical heart valve market is highly competitive with one dominant company, St. Jude Medical, Inc. Other companies that sell mechanical valves include Medtronic, Inc., CarboMedics, Inc. ("CMI"), Baxter Edwards and Sorin Biomedica sPa. Medtronic, Inc. sells a monoleaflet mechanical valve that was introduced in the late 1970's as well as a tissue valve. CMI, which manufactures pyrolytic carbon components for the Company's valve, markets a bileaflet pyrolytic carbon valve with cavity pivot areas resembling those in the St. Jude valve. CMI introduced its bileaflet valve in international markets in 1986 and in 1993 received FDA approval to sell the valve in the United States. Baxter Edwards reintroduced a bileaflet valve in international markets. Sorin Biomedica sPa is an Italian company that sells a monoleaflet and a bileaflet mechanical valve. These and other competitors have significantly greater financial resources than the Company. The Company is aware of several companies that are developing new prosthetic heart valves. Several companies are developing and testing new autologous (created from the patient's own tissue) valves, more durable tissue valves and new bileaflet and trileaflet mechanical valves. Advancements also are being made in surgical procedures such as mitral valve reconstruction, whereby the natural mitral valve is repaired, thereby delaying the need for a replacement valve. Other companies are pursuing biocompatible coatings to be applied to mechanical valves in an effort to reduce the incidence of thromboembolic events.

The Company believes that the most important factors in a physician's selection of a particular prosthetic valve are the physician's perceived benefits of the valve and the physician's confidence in the valve design. As a result, valves that have developed a favorable clinical performance record have a significant marketing advantage over new valves. In addition, negative publicity resulting from isolated incidents can have a significant negative effect on a valve's overall acceptance. The Company competes with existing mechanical heart valves by combining the technical features of the Valve with the sales and heart valve marketing experience of its key management and independent distributors. The Company's success is dependent upon the surgeon's willingness to use a new prosthetic heart valve as well as the future clinical performance of the Valve compared with the more established competition.

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

In late 1992, upon completion of the Development Agreement, the Company began purchasing sets of Valve components from CMI under the Supply Agreement. The Company and CMI entered into an amendment to the Supply Agreement in December 1993 that modified the minimum purchase requirements. The Supply Agreement, as amended, has a term of 15 contract years and provides that the Company purchase a minimum number of Valve components in each of the first eight contract years. The fifth contract year was completed in December 1997. The total commitment for the next three contract years is approximately $47 million. If the minimum purchase requirements are not met during any of the first eight contract years, CMI may terminate the License Agreement or may declare the License Agreement to be non-exclusive. The Company may not purchase Valve components from any source other than CMI during the first eight contract years unless CMI is unable to deliver suitable components. After the eighth contract year, the Company must purchase the lower of either certain specified amounts or the number of Valves sold and/or disposed of by any means by the Company. The price for each Valve component set is determined for all fifteen contract years, with a price reduction for volume purchases and sales into certain developing countries, and a yearly price adjustment for changes in the U.S. Department of Labor Employment Cost Index.

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

The Company receives, inspects and assembles components in its Minneapolis, Minnesota facility. The Valve is then assembled, inspected, packaged and sterilized for shipment to distributors.

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

PATENTS AND PROPRIETARY TECHNOLOGY

The Company's policy is to protect its proprietary position by, among other methods, obtaining United States and international patents to protect technology, inventions and improvements important to the development of its business. The Company has received a royalty-free license under the CMI Patent, subject to certain continuing component purchase requirements. See "Business--Manufacturing and Component Supply." The Company refined the design of the Valve to make it suitable for implantation and filed an additional United States patent application covering the design improvements. The United States patent on the design improvements was issued in October 1994. The Company also has filed patent applications in Japan, Belgium, France, Germany, Netherlands, Spain, Switzerland and the United Kingdom relating to the design improvements, and patents have been granted in all countries except Japan, where the application remains pending. No assurance can be given that pending patent applications will be approved or that any patents will not be challenged or circumvented by competitors.

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

The Company received approval of an Investigational Device Exemption ("IDE") Application in December, 1996. The IDE allows limited clinical studies in the U.S. during which the Company must submit reports to the FDA regarding testing and patient follow-up. The IDE study and follow-up is expected to take at least one more year. After obtaining sufficient data from its clinical studies, the Company may submit a Pre-Market Approval ("PMA") application. The PMA review process is extremely lengthy and no assurance can be given concerning the ultimate timing or outcome of a PMA application. Upon approval of a PMA, the Company would be able to commence full marketing of the Valve in the United States.

In addition to the FDA approval process, the Company is subject to significant additional FDA and other United States regulations. The Company's standard operating procedures and system of documentation used in the manufacturing process will be subject to the FDA's Quality Systems Regulations ("QSR's") which incorporates guidelines for Good Manufacturing Practices ("GMP's"). The Company also will become subject to periodic inspections by the FDA to audit compliance with QSR's. To the extent the Company will sell the Valve to Medicare or Medicaid beneficiaries, the Company will become subject to the "fraud and abuse" laws and regulations promulgated by the U.S. Department of Health and Human Services and the U.S. Health Care Finance Administration. These regulations prohibit direct or indirect payment arrangements designed to induce or encourage the purchase or recommendation of products reimbursable under Medicaid or Medicare. The Company also will be required to comply with various FDA regulations for advertising, labeling, patient tracking, post market studies and reporting of any adverse experience. The FDA actively enforces regulations and the failure to comply with applicable regulatory requirements can result in fines, seizures, recalls and criminal prosecutions.

Regulation of heart valves varies widely in foreign countries, but generally is less stringent than in the United States. Foreign countries vary from having no regulations to having pre-market notice to a pre-market approval process. The Company or its independent distributor must obtain the appropriate approval, if any, from each country's regulatory agency prior to marketing the Valve in that country. The Company received CE Mark approval for all European Union Countries in March, 1995. The Company will continue to be subjected to various audits and tests under the European Community directives. In June, 1996, the Company received approval to begin commercial sales in the Japanese market through a Shonin regulatory approval obtained by its distributor, Century Medical, Inc. The Company is in the process of pursuing regulatory approval for the Valve in Australia and Canada.

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

The Company currently maintains a $10 million product liability insurance policy. A $5 million product liability insurance policy is required by the Supply Agreement. The Company is financially responsible for any uninsured claims or claims which exceed the insurance policy limits. At the present time, product liability insurance is expensive for mechanical valves. If insurance becomes completely unavailable, the Company must either develop a self-insurance program or sell without insurance, and the Company would be required to obtain the consent of CMI. The development of a self-insurance program would require significant capital.

CMI has made no warranty on the Valve components. The Company has agreed to hold CMI harmless and indemnify CMI in the event claims are made or damages are assessed against CMI as a result of the Valve.

EMPLOYEES

As of January 1, 1998, the Company had 62 full-time employees, of whom 15 were engaged in regulatory affairs and quality assurance, 26 in production and 21 in administrative, purchasing and marketing activities.

ITEM 2.  PROPERTIES

The Company currently maintains administrative offices, production and engineering facilities in 23,912 square feet of leased space in a suburb of Minneapolis, Minnesota. The lease expires on February 28, 2003. The Company believes the current facility is adequate for its near-term needs.


ITEM 3.  LEGAL PROCEEDINGS

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                        EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company are as follows:

NAME                    AGE                POSITION
----                    ---                --------

Manuel A. Villafana     57       Chairman and Chief Executive Officer
Richard W. Kramp        52       President and Chief Operating Officer
Russell W. Felkey       47       Executive Vice President of Regulatory Affairs
                                    and Secretary
John H. Jungbauer       48       Vice President, Treasurer and Chief Financial
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

RICHARD W. KRAMP has served as President and Chief Operating Officer and a Director of the Company since joining the Company in March 1988. Prior to joining the Company, Mr. Kramp was Vice President of Sales and Marketing for St. Jude Medical, Inc., where Mr. Kramp served in a variety of sales and marketing capacities from 1978 to 1988. From 1976 through 1978, Mr. Kramp served as Illinois Sales Manager for Life Instruments, a distributor of cardiovascular products. From 1972 to 1976, Mr. Kramp was the Senior Design Engineer and then Supervisor of Electrical Design for Cardiac Pacemakers, where he designed the first lithium powered demand pacemaker for which he received a U.S. patent. Mr. Kramp also is a director of MedAmicus, Inc., a medical products company.

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

                                     PART II


ITEM 5.  MARKET OR REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER  MATTERS

The Company's common stock (the "Common Stock") is traded on the Nasdaq National Market under the symbol "ATSI." The following table sets forth the high and low sale prices since January 1, 1996. Prices represent transactions between dealers and do not reflect retail markups, markdowns or commissions.

1997                HIGH       LOW          1996              HIGH         LOW

First Quarter      $8.50      $6.50         First Quarter     $12.00      $9.00
Second Quarter      7.00       4.75         Second Quarter     11.88       9.38
Third Quarter       6.63       5.00         Third Quarter      11.00       7.00
Fourth Quarter      7.25       4.75         Fourth Quarter      8.63       6.25


As of December 31, 1997 there were 628 record holders of the Common Stock. The Company has not paid cash dividends and has no present intentions of paying cash dividends on its Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data of the Company have been derived from its financial statements for the years ended December 31, 1997, 1996, 1995, 1994 and 1993, which financial statements have been audited by Ernst & Young LLP. The data should be read in conjunction with the Company's audited financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

                                                                               Year ended December 31,
                                                   --------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS DATA:
                                                       1997              1996            1995             1994             1993
                                                   ------------     ------------     ------------     ------------     ------------
REVENUES:
 Net sales ....................................... $ 14,515,915     $ 11,859,765     $  9,300,540     $  6,763,408     $  5,057,640
 Less cost of goods sold .........................    9,428,959        7,474,065        6,011,025        4,189,426        3,082,169
                                                   ------------     ------------     ------------     ------------     ------------

     GROSS PROFIT FROM OPERATIONS ................    5,086,956        4,385,700        3,289,515        2,573,982        1,975,471

OPERATING EXPENSES:
 Research, development and engineering ...........    1,058,318          617,571          718,189          640,032          679,675
 Selling, general and administrative .............    3,339,488        3,065,402        2,549,570        1,993,447        2,428,630
                                                   ------------     ------------     ------------     ------------     ------------

     TOTAL EXPENSES FROM OPERATIONS ..............    4,397,806        3,682,973        3,267,759        2,633,479        3,108,305
 Interest income .................................    1,427,363          641,375          752,880           74,706          165,202
 Other income ....................................            0                0                0                0          599,218
 Interest expense ................................            0                0          (31,224)         (31,317)               0
 Income taxes ....................................      (13,846)         (22,500)         (28,888)         (25,243)               0
                                                   ------------     ------------     ------------     ------------     ------------

NET INCOME (LOSS)  ............................... $  2,102,667     $  1,321,602     $    714,524     ($    41,351)    ($   368,414)
                                                   ============     ============     ============     ============     ============

NET INCOME (LOSS) PER SHARE-DILUTED(1) ........... $       0.12     $       0.08     $       0.05     $       0.00     ($      0.03)
                                                   ============     ============     ============     ============     ============

Cash dividends declared ..........................            0                0                0                0                0
Weighted average number of shares
  outstanding during the period ..................   17,872,989       16,303,317       15,328,596       11,177,881       10,841,123
                                                   ============     ============     ============     ============     ============

(1) All earnings per share data has been restated. See Note 1 to the financial statements


                                                                                     December 31,
                                                   --------------------------------------------------------------------------------
BALANCE SHEET DATA:
                                                       1997             1996             1995             1994             1993
                                                   ------------     ------------     ------------     ------------     ------------
Cash and cash equivalents ........................ $  4,568,332     $  2,320,010     $  2,213,632     $    628,368     $  2,735,421
Working capital ..................................   52,375,893       30,643,942       27,802,438       11,214,977       10,983,019
Total assets .....................................   54,386,031       33,320,300       31,329,128       14,558,450       13,887,233
Long-term debt ...................................            0                0                0                0                0
Total liabilities ................................      863,292        1,393,561        2,269,707        1,790,773        1,171,733
Accumulated deficit ..............................  (18,491,255)     (20,593,921)     (21,915,523)     (22,630,047)     (22,588,696)
Shareholders' equity .............................   53,522,739       31,926,739       29,059,421       12,767,677       12,715,500


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


YEAR ENDED DECEMBER 31, 1997 COMPARED TO 1996


Net sales totaled $14,515,915 for the year ended December 31, 1997, an increase of $2,656,150 or 22% over the net sales of $11,859,765 reported for the year ended December 31, 1996. Unit sales increased 25% from 1996 which is about five times the rate of unit growth in the overall heart valve market. The Company sells to independent distributors with assigned territories (generally a specific country or region) who in turn sell the valve to a hospital or clinic. The Company sells in U.S. dollars so currency risk is borne by the distributor. During 1997 the exchange rate for many currencies fell in value relative to the U.S. dollar. In Europe, these changes caused a decrease in value for some currencies by as much as 15%. The consequence of this currency change is the same as a price increase to our distributors. The Company responded in select countries by lowering the dollar price of the Valve. During 1997 the Company was selling Valves in most developed countries and several lesser developed countries ("LDC's") so sales growth came primarily from increased usage in existing markets. In 1996 and each of the previous years, a portion of the sales increase came from opening new markets as well as increased usage within existing markets.

The average selling price of the Valve declined 3% from 1996 to 1997. The average selling price of the Valve increased 3% from 1995 to 1996. Given the current strength of the U.S. dollar and the pricing strategies of its competitors the Company does not expect to be able to raise prices in 1998.

Prior to January 1997, all sales of Valves were to customers outside of the United States. The Company initiated a clinical study of the Valve at nine hospitals in the United States in 1997. During the study, Valves are provided to the hospitals at prices designed to recover some of the costs of the clinical study. The Company may expand the study to six additional hospitals in 1998.

Cost of goods sold increased 26% to $9,428,959 for the year ended December 31, 1997 from $7,474,065 total cost of goods sold for the year ended December 31, 1996. Cost of goods sold as a percentage of sales increased from 63% for the year ended December 31, 1996 to 65% for the year ended December 31, 1997, primarily due to lower average selling prices.

The Company purchases pyrolytic carbon components for the Valve from CarboMedics, Inc. ("CMI"). Approximately 80% of the total cost of a valve is contained in the cost of the carbon components. The price of the components is set under a multi-year supply agreement between the Company and CMI. The price was established in 1990, and varies according to annual volume and is adjusted annually according to increases in the U.S. Department of Labor Employment Cost Index. The Company uses the first-in first-out ("FIFO") method of accounting for inventory. Approximately 75% of the valves sold in 1997 were made with carbon purchased in 1995 (under FIFO) and the remainder with carbon purchased in 1996. The cost of carbon components, after giving effect to volume discounts and inflationary adjustments rose 3.3% in 1995 (the third contract year), decreased
 .07% in 1996, and rose 3% in 1997.

For 1998 (the sixth contract year) the Company expects to pay 3.2% more for carbon components than in 1997.

Gross profit increased from $4,385,700 for the twelve months ended December 31, 1996 to $5,086,956 for the twelve months ended December 31, 1997. Gross profit as a percent of sales was 35% in 1997 and 37% in 1996. The decrease in the average selling price per unit was the most significant factor in the erosion of the gross margin.

Research, development and engineering expenses totaled $1,058,318 for the year ended December 31, 1997 compared to $617,571 for the year ended December 31, 1996. During 1997 the Company completed design and testing on a product extension, the aortic valved graft (AVG). This effort accounted for 20% of 1997 research and development expense with most of the remainder being spent on the clinical study of the Valve. The Company's research efforts in 1996 were on improved package design and tooling for valve assembly. Approximately 58% of 1997 and 56% of 1996 R & D expenses related to the clinical study of the Valve outside the United States and physical testing of the Valve and related consulting to support the Company's IDE application to the FDA.

Selling, general and administrative expenses increased 9% from $3,065,402 for the year ended December 31, 1996 to $3,339,488 for the year ended December 31, 1997. This increase resulted from primarily two factors in 1997. In October 1997 the Company closed its facility in Scotland and consolidated those operations at its Plymouth, Minnesota headquarters. One time costs associated with this closing of approximately $225,000 were charged to selling, general and administrative expense in 1997. Second, the Company increased the number of employees from 50 in 1996 to 62 in 1997. In November, 1996 the Company sponsored the Second International Symposium on the ATS Medical Heart Valve at an expense of approximately $333,000.

The Company did not have any interest expense in 1996 or 1997.

Following the Company's $14.75 million stock sale in February 1997 and $4.7 million warrant exercise in March 1997, the Company had substantially more cash, cash equivalents and short-term investments earning interest. Interest income in 1997 increased to $1,427,363 for the year ended December 31, 1997 compared to $641,375 for the year ended December 31, 1996.

The Company recorded $13,846 and $22,500 in income tax expense for 1997 and 1996, respectively. These taxes arose from certain items of income in the United Kingdom.

Net income increased to $2,102,667 for the twelve months ended December 31, 1997 from $1,321,602 for the twelve months ended December 31, 1996. The increase in interest income was the major factor in the increase in net income.

Net income per share (diluted) increased from $.08 for 1996 to $.12 for 1997. Weighted average number of shares outstanding increased 14% due to option and warrant exercises, and the sale of shares to ITOCHU Corp.

The Company has accumulated net operating loss carryforwards in both the U.S. and the U.K. Section 382 of the Internal Revenue Code of 1986, as amended, provides, in part, that if an "ownership change" occurs with respect to any corporation with net operating loss carryforwards, such as the Company, the net operating loss carryforwards can be used to offset future income only to the extent of the annual "Section 382 limitation." An ownership change generally occurs if there has been more than a 50 percent change in the stock ownership of a corporation over a three year period. The
Section 382 limitation is an amount determined by multiplying the value of the corporation's stock on the date of an ownership change by the federal long-term tax-exempt rate which is published by the Internal Revenue Service as in effect for the month of the ownership change. As a result of Section 382, utilization of all or a portion of a corporation's net operating loss carryforwards may be limited. The Company believes that as a result of the Company's registered direct equity offering in early 1995 and the sale of 1,568,940 shares of common stock in 1997, the Company experienced an ownership change, and the Company's ability to fully utilize $18 million of its existing net operating loss carryforwards will be restricted to approximately $3 million per year. Due to the application of the annual Section 382 limitation and the other provisions of
Section 382, some of the net operating loss carryforwards of the Company may expire before they can be used by the Company to reduce its federal income tax liabilities.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO 1995

Net sales totaled $11,859,765 for the year ended December 31, 1996, an increase of $2,559,225 or 28% over the net sales of $9,300,540 reported for the year ended December 31, 1995. Unit sales increased 17% overall from 1995. During 1996 the Company's heart valve ("Valve") was approved for commercial distribution in Japan which accounted for a majority of the sales growth. An average price increase of 3% was achieved.

Cost of goods sold increased 24% to $7,474,065 for the year ended December 31, 1996 from $6,011,025 total cost of goods sold for the year ended December 31, 1995. Cost of goods sold as a percentage of sales declined from 65% for the year ended December 31, 1995 to 63% for the year ended December 31, 1996, due to the price increase as well as an increased absorption of overhead which was the result of an approximate 14% increase in unit production.

Gross profit increased from $3,289,515 for the twelve months ended December 31, 1995 to $4,385,700 for the twelve months ended December 31, 1996. Gross profit as a percent of sales was 37% in 1996 and 35% in 1995. The increase in the average selling price per unit was the most significant factor in the improvement in the gross margin.

Research, development and engineering expenses totaled $617,571 for the year ended December 31, 1996 compared to $718,189 for the year ended December 31, 1995. The Company's research efforts in 1996 were on improved package design and tooling for valve assembly. Approximately 56% of 1996 and 62% of 1995 R & D expenses related to the clinical study of the Valve outside the United States and physical testing of the Valve and related consulting to support the Company's IDE application for the FDA.

Selling, general and administrative expenses increased 20% from $2,549,570 for the year ended December 31, 1995 to $3,065,402 for the year ended December 31, 1996. In November 1996 the Company sponsored the Second International Symposium on the ATS Medical Heart Valve. This meeting accounted for almost two-thirds of the SG&A increase with salaries and benefits increases accounting for the remainder. No equivalent meeting was held in 1995. The personnel hired in the sales and marketing department in the middle of 1995 were on board for all of 1996. The Company also had directors and officers liability insurance (D&O in place from November 1995 (2 months) and through all of 1996 (12 months).

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

YEAR 2000 SITUATION

The Company has been assessing the software and hardware used in daily operations so that all systems will function properly with respect to dates in the Year 2000 and beyond. Until recently, computer programs were written to store only two digits of date-related information in order to more efficiently handle and store data. Thus, some software programs are unable to distinguish between the year 1900 and the year 2000. This is frequently referred to as the "Year 2000 Problem."

Utilizing internal and external resources, the Company determined that modification or replacement of various programs would be necessary so that all software, hardware and instrumentation systems are Year 2000 compliant.

Business applications and data for the Company are stored on a local area network and accessed by personal computers when necessary. In 1997, a significant number of employee workstations and manufacturing hardware were upgraded and are now Year 2000 compliant. All future hardware purchases are required to be Year 2000 compliant.

The Company has purchased "off the shelf" manufacturing and accounting software supported by vendors who provide updated versions of the software program. These vendors have indicated that the software upgrades available will be Year 2000 compliant.

The Company also has custom software programs and databases that are used for manufacturing. These programs are being reviewed and tested for Year 2000 issues. As a part of this process, the Company has been negotiating conversion of these programs. Requirements of the software programming include testing and revision for Year 2000 issues.

While the Company believes that its planning efforts are adequate to address Year 2000 concerns, there is no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. Costs of the Year 2000 initiatives are not expected to be material to the Company's results of operations or financial position.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents, and short-term investments increased by $15,362,879 from $10,187,629 at December 31, 1996 to $25,550,508 at December 31, 1997. Inventory
increased by $4,444,207 from $18,242,066 at December 31, 1996 to $22,686,273 at
December 31, 1997. Under the terms of the multi-year agreement with CarboMedics, Inc., the Company is required to purchase annual minimum quantities of components. The minimum number of units which the Company purchased during each of the first five years of the contract have exceeded unit sales and the Company expects that until the Valve is approved for sale in the United States by the FDA, the minimum required purchases will continue to exceed sales. During 1998, the Company is obligated to purchase $13.9 million of heart valve components. Over the two contract years subsequent to 1998, the aggregate purchases total approximately $33 million.

Accounts receivable increased by $1,307,275 from $3,139,559 at December 31, 1996 to $4,446,834 at December 31, 1997. Most of the Company's sales have been to customers in international markets and, while the Company attempts to get standard 60 day terms for receivables, competitive pressures and geographical economic situations have caused the Company to selectively extend the terms for payment. Accounts receivable represented 112 Days Sales Outstanding (DSO) at December 31, 1997 and 98 DSO at December 31, 1996.

Accounts payable decreased by $569,250 from $1,190,958 December 31, 1996 to $621,708 at December 31, 1997. In 1996 and 1997, the Company scheduled the receipt of over 50% of the entire year's components during the fourth quarter. The decrease in accounts payable at December 31, 1997 is due to timing of component shipments from CMI.

In June 1997 the Company renewed its line of credit agreement with a bank. Under the agreement, the Company may borrow up to $5,000,000 as long as it maintains collateral defined as cash and marketable securities with a discounted value at least equal to the line amount. The agreement expires on June 30, 1998. There were no borrowings under the line at December 31, 1997.

The Company received $14.75 million in cash on February 7, 1997 through the sale of 1,568,940 shares of Common Stock.

The Company expects the obligations under the supply agreement with CMI to require more cash than will be generated by operations through the year 2000. During these same years (1998 through 2000) the Company will be conducting a clinical study of the Valve in the United States and submitting data obtained from the study to the FDA for Pre-Market Approval Application (PMA) and the opportunity to sell the Valve in the United States. The Company estimates that existing cash, cash equivalents and short-term investments will be sufficient to satisfy its capital requirements through at least the year 2000.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

         Not applicable


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


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See Part I of this Report. Pursuant to General Instruction G(3), reference is made to information contained under the heading "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1998, which information is incorporated herein.


ITEM 11. EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3), reference is made to information contained under the heading "Executive Compensation" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1998, which information is incorporated herein.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

Pursuant to General Instruction G(3), reference is made to information contained under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1998, which information is incorporated herein.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G(3), reference is made to information contained under the headings "Election of Directors" and "Executive Compensation" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1998, which information is incorporated herein.

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

3.2 Bylaws of the Company, as amended to date. (Incorporated by Reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K")).

4.1         Specimen certificate for shares of Common Stock of the Company.

4.2 Form of Warrant issued in 1993 Private Placement (Incorporated by reference to Exhibit 4.4 to the 1993 Form 10-K).

10.1** 1987 Stock Option and Stock Award Plan, as restated and amended to date (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

10.2** Agreement between the Company and Manuel A. Villafana dated January 26, 1995 (Incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K")).

10.3 Lease Agreement between the Company and Crow Plymouth Land Limited Partnership dated December 22, 1987 (Incorporated by reference to
            Exhibit 10(d) to the Form S-18).

10.4 Amendment No. 1 to Lease Agreement between the Company and Crow Plymouth Land Limited Partnership, dated January 5, 1989 (Incorporated by reference to Exhibit 10(e) to the Form S-18).

10.5 Amendment No. 2 to Lease Agreement between the Company and Crow Plymouth Land Limited Partnership, dated January 1989 (Incorporated by reference to Exhibit 10(f) to the Form S-18).

10.6 Amendment No. 3 to Lease Agreement between the Company and Crow Plymouth Land Limited Partnership, dated June 14, 1989 (Incorporated by reference to Exhibit 10(g) to the Form S-18).

10.7 Amendment No. 4 to Lease Agreement between the Company and Plymouth Business Center Limited Partnership, dated February 10, 1992 (Incorporated by reference to Exhibit 10.8 to the 1996 Form 10-K).

10.8 Development Agreement dated September 24, 1990, with CarboMedics, Inc. (confidential treatment granted)* (Incorporated by reference to Exhibit 10.9 to the 1996 Form 10-K).

10.9 O.E.M. Supply Contract dated September 24, 1990, with CarboMedics, Inc. (confidential treatment granted)* (Incorporated by reference to Exhibit 10.10 to the 1996 Form 10-K).

10.10 License Agreement dated September 24, 1990, with CarboMedics, Inc. (confidential treatment granted)* (Incorporated by reference to Exhibit 10.11 to the 1996 Form 10-K).

10.11 Option Agreement dated September 24, 1990, with CarboMedics, Inc. (confidential treatment granted)* (Incorporated by reference to Exhibit 10.12 to the 1996 Form 10-K).

10.12 Helix BioCore, Inc. Self-Insurance Trust Agreement dated February 28, 1991 (Incorporated by reference to Exhibit 10.13 to the 1996 Form 10-K).

10.13 Amendment 1 to License Agreement dated December 16, 1993, with CarboMedics, Inc. (Incorporated by reference to Exhibit 10.17 to the 1993 Form 10-K).

10.14 Amendment 4 to O.E.M. Supply Contract dated December 16, 1993, with CarboMedics, Inc. (confidential treatment granted)* (Incorporated by reference to Exhibit 10.18 to the 1993 Form 10-K).

10.15 Amendment 5 to O.E.M. Supply Contract dated September 1, 1994, with CarboMedics, Inc. (confidential treatment granted)* (Incorporated by reference to Exhibit 10.19 to the 1994 Form 10-K).

10.16 Amendment 1 to Option Agreement dated December 16, 1993, with CarboMedics, Inc. (confidential treatment granted)* (Incorporated by reference to Exhibit 10.19 to the 1993 Form 10-K).

10.17 Line of Credit dated August 11, 1994, between the Company and First Bank National Association (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30,
            1994).

10.18       Form of Distributor Agreement. (Incorporated by reference to Exhibit
            10.22 to the 1994 Form 10-K).

10.19** Form of Agreement between ATS Medical, Inc. and each officer dated June 30, 1995 concerning severance benefits upon a change in control. (Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (The "1995 Form 10-K")).

10.20 ATS Medical, Inc. Change in Control Severance Pay Plan. (Incorporated by reference to Exhibit 10.24 to the 1995 Form 10-K).

10.21 Amendment No. 5 to Lease Agreement between the Company and St. Paul Properties, Inc., dated May 30, 1996 (Incorporated by reference to
            Exhibit 10.22 to the 1996 Form 10-K).

10.22 Stock Purchase Agreement dated February 3, 1997 between ITOCHU Corporation and the Company (Incorporated by reference to Exhibit 1 to Schedule 13D filed with respect to the Company by ITOCHU Corporation on February 18, 1997).

10.23 Amendment No. 6 to Lease Agreement between the Company and St. Paul Properties, Inc., dated November 25, 1997.

23          Consent of Ernst & Young LLP.

24          Power of Attorney.

27          Financial Data Schedule.

*Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of this exhibit have been redacted.

**Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b)      Reports on Form 8-K

         None

(c)      Exhibits

See Exhibit Index and Exhibits attached as a separate section of this report.

(d)      Financial Statement Schedule

See Financial Statement Schedule attached on a separate section of this report.

                                   SIGNATURES


                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 27, 1998              ATS MEDICAL, INC.


                                    By  /s/ John H. Jungbauer
                                        ---------------------------
                                    John H. Jungbauer
                                    Chief Financial Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


SIGNATURE                               TITLE

Manuel A. Villafana*         Chairman, Chief Executive       )
                             Officer, and Director           )
                             (principal executive officer)   )
                                                             )
Richard W. Kramp*            President, Chief Operating      )
                             Officer and Director            )    By:    /s/ John H. Jungbauer
                                                                         ---------------------
                                                             )            John H. Jungbauer
John H. Jungbauer*           Vice President, Treasurer       )            Pro se and
                             and Chief Financial Officer     )            Attorney-in-fact
                             (principal financial and        )
                             accounting officer)             )
                                                             )    Dated:  March 27, 1998
Charles F. Cuddihy, Jr.*     Director                        )
                                                             )
David L. Boehnen*            Director                        )
                                                             )
A. Jay Graf*                 Director                        )


*By Power of Attorney filed with this report as Exhibit 24 hereto.

                                ATS MEDICAL, INC.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 1997

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

ATS MEDICAL, INC.

FORM 10-K ITEM 8 AND ITEM 14(a) (1) and (2) and (d)

LIST OF FINANCIAL STATEMENTS AND STATEMENT SCHEDULE


The following financial statements of ATS Medical, Inc. are incorporated in Part II, Item 8 and Part IV, Item 14(a)(1) of this Annual Report on Form 10-K by this reference:

Report of Independent Auditors.

Consolidated Statements of Financial Position at December 31, 1997 and 1996.

Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995.

Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995.

Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

Notes to Consolidated Financial Statements.


The following financial statement schedule of ATS Medical, Inc. is incorporated in Part IV, Item 14(a)(2) and (d) of this Annual Report on Form 10-K by this reference:

         Schedule II - Valuation and Qualifying Accounts and Reserves

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   Page

Report of Independent Auditors                                      F-1

Consolidated Statements of Financial Position
as of December 31, 1997 and 1996                                    F-2

Consolidated Statements of  Income for the
years ended December 31, 1997, 1996 and 1995                        F-3

Consolidated Statement of Changes in
Shareholders' Equity for the years ended
December 31, 1997, 1996 and 1995                                    F-4

Consolidated Statements of Cash Flows for
the years ended December 31, 1997, 1996 and 1995                    F-5

Notes to Consolidated Financial Statements                          F-6

                         Report of Independent Auditors

Board of Directors and Shareholders
ATS Medical, Inc.

We have audited the accompanying consolidated statements of financial position of ATS Medical, Inc. and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audit also included the financial statement schedule listed in the index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ATS Medical, Inc. and subsidiary at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                               Ernst & Young LLP

Minneapolis, Minnesota
February 6, 1998

                                ATS Medical, Inc.

                  Consolidated Statements of Financial Position

                                                                         DECEMBER 31
                                                                    1997              1996
                                                            ------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                    $  4,568,332     $  2,320,010
   Short-term investments                                         20,982,176        7,867,619
                                                            ------------------------------------
                                                                  25,550,508       10,187,629
   Accounts receivable, less allowance of $260,000
     in 1997 and $200,000 in 1996                                  4,446,834        3,139,559
   Inventories                                                    22,686,273       18,242,066
   Prepaid expenses                                                  555,570          468,249
                                                            ------------------------------------
Total current assets                                              53,239,185       32,037,503

Furniture and equipment, net                                         776,187          894,564

Other assets                                                         370,659          388,233
                                                            ------------------------------------
Total assets                                                     $54,386,031      $33,320,300
                                                            ====================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                            $     621,708     $  1,190,958
   Accrued payroll and expenses                                      241,584          202,603
                                                            ------------------------------------
Total current liabilities                                            863,292        1,393,561

Shareholders' equity:
   Common Stock, $.01 par value:
     Authorized shares--40,000,000
     Issued and outstanding shares--17,589,058 in 1997
       and 15,288,042 in 1996                                        175,891          152,880
   Additional paid-in capital                                     71,797,797       52,313,315
   Other                                                              40,306           54,465
   Accumulated deficit                                           (18,491,255)     (20,593,921)
                                                            ------------------------------------
Total shareholders' equity                                        53,522,739       31,926,739

Commitments

                                                            ------------------------------------
Total liabilities and shareholders' equity                       $54,386,031      $33,320,300
                                                            ====================================

SEE ACCOMPANYING NOTES.

                               ATS Medical, Inc.

                        Consolidated Statements of Income

                                                                              YEAR ENDED DECEMBER 31
                                                                       1997             1996              1995
                                                              ------------------------------------------------------
Net sales                                                          $14,515,915       $11,859,765       $9,300,540
Cost of goods sold                                                   9,428,959         7,474,065        6,011,025
                                                              ------------------------------------------------------
Gross profit                                                         5,086,956         4,385,700        3,289,515

Expenses:
   Research, development and engineering                             1,058,318           617,571          718,189
   Selling, general and administrative                               3,339,488         3,065,402        2,549,570
                                                              ------------------------------------------------------
                                                                     4,397,806         3,682,973        3,267,759
                                                              ------------------------------------------------------
Operating income                                                       689,150           702,727           21,756

Other income (expense):
   Interest income                                                   1,427,363           641,375          752,880
   Interest expense                                                          -                 -          (31,224)
                                                              ------------------------------------------------------
                                                                     1,427,363           641,375          721,656
                                                              ------------------------------------------------------

Income before income taxes                                           2,116,513         1,344,102          743,412
Income taxes                                                            13,846            22,500           28,888
                                                              ------------------------------------------------------
Net income                                                        $  2,102,667      $  1,321,602      $   714,524
                                                              ======================================================
Net income per share:
   Basic                                                               $.12             $.09              $.05
   Diluted                                                             $.12             $.08              $.05
Weighted average number of shares outstanding:
   Basic                                                            17,284,784        15,168,958       14,184,395
   Diluted                                                          17,872,989        16,303,317       15,116,443


SEE ACCOMPANYING NOTES.

                                ATS Medical, Inc.

            Consolidated Statement of Changes in Shareholders' Equity

                                                          COMMON STOCK           ADDITIONAL
                                                  -----------------------------    PAID-IN                    ACCUMULATED
                                                      SHARES        AMOUNT         CAPITAL        OTHER         DEFICIT
                                                  --------------------------------------------------------------------------
Balance at January 1, 1995                          11,177,881     $111,779     $35,253,360       $32,585     $(22,630,047)
   Common Stock issued in public offering, net
     of selling expenses of $1,400,447               3,600,000       36,000      14,763,553             -                -
   Compensation expense on stock options                     -            -          13,666             -                -
   Change in unrealized gains on short-term
     investments, net of tax                                 -            -               -        12,852                -
   Stock options exercised                              81,143          811         273,161             -                -
   Stock warrants exercised                            104,580        1,046         473,414             -                -
   Change in foreign currency translation                    -            -               -         2,717                -
   Net income for the year                                   -            -               -             -          714,524
                                                  --------------------------------------------------------------------------
Balance at December 31, 1995                        14,963,604      149,636      50,777,154        48,154      (21,915,523)
   Change in unrealized gains on short-term
     investments, net of tax                                 -            -               -        (7,262)               -
   Stock options exercised                              58,643          586         129,804             -                -
   Stock warrants exercised                            265,795        2,658       1,406,357             -                -
   Change in foreign currency translation                    -            -               -        13,573                -
   Net income for the year                                   -            -               -             -        1,321,602
                                                  --------------------------------------------------------------------------
Balance at December 31, 1996                        15,288,042      152,880      52,313,315        54,465      (20,593,921)
   Common stock issued in a private placement,
     net of selling expenses of $27,627              1,568,940       15,690      14,706,683             -                -
   Change in unrealized gain (loss) on
     short-term investments, net of tax                      -            -               -        (5,591)               -
   Stock options exercised                              26,327          263          41,451             -                -
   Stock warrants exercised                            705,749        7,058       4,736,348             -                -
   Change in foreign currency translation                    -            -               -        (8,568)               -
   Net income for the year                                   -            -               -             -        2,102,666
                                                  --------------------------------------------------------------------------
Balance at December 31, 1997                        17,589,058     $175,891     $71,797,797       $40,306     $(18,491,255)
                                                  ==========================================================================

SEE ACCOMPANYING NOTES.

                                ATS Medical, Inc.

                      Consolidated Statements of Cash Flows

                                                                               YEAR ENDED DECEMBER 31
                                                                       1997             1996              1995
                                                              ------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                        $  2,102,667      $  1,321,602      $   714,524
Adjustments to reconcile net income to net cash used in
   operating activities:
     Depreciation                                                      246,140           233,867          229,736
     Loss on disposal of equipment                                      50,985            17,925              916
     Compensation expense on stock options                                   -                 -           13,666
     Changes in operating assets and liabilities:
        Accounts receivable                                         (1,307,275)           85,548         (437,975)
        Prepaid expenses                                               (87,322)          (27,567)        (182,574)
        Other assets                                                    17,574           (18,799)         255,764
        Inventories                                                 (4,444,207)       (4,820,321)      (4,089,603)
        Accounts payable and accrued expenses                         (530,269)         (876,146)       1,728,934
                                                              ------------------------------------------------------
Net cash used in operating activities                               (3,951,707)       (4,083,891)      (1,766,612)

INVESTING ACTIVITIES
Purchases of short-term investments                                (29,435,865)       (9,486,341)     (16,564,890)
Maturities of short-term investments                                16,315,717        12,382,440        5,806,763
Purchases of furniture and equipment                                  (178,748)         (258,808)        (190,699)
                                                              ------------------------------------------------------
Net cash (used in) provided by investing activities                (13,298,896)        2,637,291      (10,948,826)

FINANCING ACTIVITIES
Payments on notes payable                                                    -                 -       (1,250,000)
Net proceeds from issuance of Common Stock                          19,507,493         1,539,405       15,547,985
                                                              ------------------------------------------------------
Net cash provided by financing activities                           19,507,493         1,539,405       14,297,985

Effect of exchange rate changes on cash                                 (8,568)           13,573            2,717
                                                              ------------------------------------------------------
Increase in cash and cash equivalents                                2,248,322           106,378        1,585,264
Cash and cash equivalents at beginning of year                       2,320,010         2,213,632          628,368
                                                              ------------------------------------------------------
Cash and cash equivalents at end of year                          $  4,568,332      $  2,320,010     $  2,213,632
                                                              ======================================================

SEE ACCOMPANYING NOTES.

                                ATS Medical, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1997


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

                                ATS Medical, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

OTHER ASSETS

Prior to obtaining directors' and officers' liability insurance, the Company had placed $370,659 and $353,987 as of December 31, 1997 and 1996, respectively, in a self-insurance trust. A VAT deferment account of $34,246 at December 31, 1996 had been established to guarantee VAT liabilities for inventory transferred to Scotland for manufacturing. The account was closed in 1997.

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

                                ATS Medical, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

The Company follows Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"), and related interpretations in accounting for its stock options. Under APB 25, when the exercise price of stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

NET INCOME PER SHARE

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, EARNINGS PER SHARE. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1995 and 1996 financial statements to conform to the 1997 presentation.

2. SHORT-TERM INVESTMENTS

As of December 31, 1997, the cost of short-term investments held by the Company approximated their fair market value of $20,982,176. As a result no unrealized gain (loss) was recognized at December 31, 1997. As of December 31, 1996, the cost of short-term investments and fair market value were $7,858,301 and $7,867,619, respectively.
An unrealized gain of $9,318 was recognized at December 31, 1996.

All investments have maturity dates of one year or less.

                                ATS Medical, Inc.

3. FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

                                                       DECEMBER 31
                                                   1997             1996
                                            -----------------------------------

   Furniture and fixtures                      $   155,363       $   168,960
   Equipment                                     1,321,068         1,347,034
   Leasehold improvements                          479,795           474,042
   Construction in progress                         67,420            24,403
                                            -----------------------------------
                                                 2,023,646         2,014,439
   Less accumulated depreciation                 1,247,459         1,119,875
                                            -----------------------------------
                                               $   776,187       $   894,564
                                            ===================================

4. FINANCING ARRANGEMENT

The Company has a $5 million revolving line of credit with a bank which accrues interest at a rate .5% below the bank's reference rate (8% at December 31, 1997) and is secured by a portion of the Company's short-term investments. The Company must repay any amounts owed under the line of credit by June 30, 1998. Interest on the line of credit is payable monthly. The Company had no borrowings against this facility at December 31, 1997.

5. COMMON STOCK

In connection with its initial public offering, the Company sold a warrant to the underwriters to purchase 160,000 shares of Common Stock exercisable at $4.20 per share. At December 31, 1996, there were 8,000 of the warrants outstanding. In November 1997, the remaining warrants were exercised.

In connection with a private placement of Common Stock, the Company had issued warrants to purchase an additional share of Common Stock at $9.00 per share. The Company also issued warrants to the agent in the private placement to purchase 161,394 shares of Common Stock at $7.00 per share and 161,394 shares of Common Stock at $9.00 per share. As of December 31, 1996, the Company had 1,850,485 of these warrants outstanding. These warrants expired on November 18, 1997.

                                ATS Medical, Inc.

5. COMMON STOCK (CONTINUED)

In 1993, the Company completed a private placement of 416,667 units at $6.00 per unit. Each unit consisted of one share of the Company's Common Stock and a warrant to purchase an additional share of Common Stock at $9.00 per share. The warrants expire on December 22, 1998 and none have been exercised as of December 31, 1997.

On March 2, 1995, the Company completed a public offering in which the Company sold 3,600,000 shares of Common Stock at $4.50 per share, including warrants to purchase an additional 900,000 shares of Common Stock exercisable at $6.75 per share. As of December 31, 1996, the Company had 826,813 of these warrants outstanding. During 1997, the holders exercised 697,749 of these warrants. The remaining 129,064 warrants expired on March 2, 1997. The Company also issued a warrant to the agent to purchase 180,000 shares of Common Stock at $5.40 per share. In 1996, 121,059 shares were tendered in the exercise of the warrant to purchase the 180,000 shares for a net issuance of 58,941 shares.

The Company has 2,808,514 shares of Common Stock reserved for issuance under various options and warrant grants.

6. STOCK OPTIONS

The Company has a Stock Option and Stock Award Plan (the "Plan") under which options to purchase Common Stock of the Company may be awarded to employees and non-employees of the Company. The options may be granted under the Plan as incentive stock options (ISO) or as non-qualified stock options (non-ISO).

                                ATS Medical, Inc.

6. STOCK OPTIONS (CONTINUED)

The following table summarizes the options to purchase shares of the Company's Common Stock under the Plan:

                                                                    STOCK OPTIONS
                                                  SHARES             OUTSTANDING            WEIGHTED
                                                 RESERVED           UNDER THE PLAN           AVERAGE
                                                              -------------------------  EXERCISE PRICE
                                                FOR GRANT         ISO        NON-ISO       PER SHARE
                                            ----------------------------------------------------------
   Balance January 1, 1995                       466,754          477,750     617,500        $2.60
     Options granted                             (12,500)           2,500      10,000         7.90
     Options exercised                                 -          (66,687)    (18,500)        3.62
     Options canceled                             15,750           (7,750)     (8,000)        3.63
                                            -------------------------------------------
   Balance December 31, 1995                     470,004          405,813     601,000         2.56
     Options granted                            (395,000)         299,500      95,500         9.00
     Options exercised                                 -          (29,643)    (29,000)        2.22
     Options canceled                             38,125          (21,000)    (17,125)        6.07
                                            -------------------------------------------
   Balance December 31, 1996                     113,129          654,670     650,375         4.37
     Additional shares reserved                1,000,000                -           -
     Options granted                            (374,600)         284,928      89,672         5.51
     Options exercised                                 -           (7,500)    (18,827)        1.59
     Options canceled                            151,250         (123,125)    (28,125)        9.15
                                            -------------------------------------------
   Balance December 31, 1997                     889,779          808,973     693,095         4.23
                                            ===========================================

                                ATS Medical, Inc.

6. STOCK OPTIONS (CONTINUED)

The following table summarizes information about stock options outstanding at December 31, 1997:

                                         OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                           ------------------------------------------------ ---------------------------------
                                              WEIGHTED
                                               AVERAGE        WEIGHTED                          WEIGHTED
                                              REMAINING       AVERAGE                           AVERAGE
        RANGE OF                NUMBER       CONTRACTUAL      EXERCISE           NUMBER         EXERCISE
     EXERCISE PRICES         OUTSTANDING        LIFE           PRICE          EXERCISABLE        PRICE
-------------------------- ------------------------------------------------ ---------------------------------
         $0.0042                 271,173      0.20 years       $0.0042            271,173         $0.0042
        1.00 - 3.63              612,295      5.11 years        3.38              570,795          3.37
        5.06 - 8.25              553,600      9.04 years        6.25               99,875          6.83
       9.00 - 10.13               97,500      7.79 years        9.73               42,375          9.66
                           -----------------                                -----------------
   $0.0042 - $10.13            1,534,568      5.84 years        4.22              984,218         $3.06
                           =================                                =================

The weighted-average fair value of options granted during the years ended December 31, 1997 and 1996 was $5.51 and $9.00, respectively.

Non-Plan options to purchase 32,500 and 35,000 shares exercisable at $3.63 per share were outstanding at December 31, 1997 and 1996, respectively.

At December 31, 1997, 1996 and 1995, Plan and non-Plan options for 984,218, 816,421 and 744,687 shares of Common Stock, respectively, were exercisable at a weighted-average price of $3.06, $2.44 and $2.09 per share, respectively. Options can be exercised by tendering shares previously acquired. In 1995, 4,044 shares were tendered in the exercise of 85,187 options for a net issuance of 81,143 shares.

The issuance of certain stock options to employees and consultants caused the Company to account for the excess of the fair market value of the Company's Common Stock on the date of grant over the option exercise prices as compensation. The expense is recognized over the period of expected services. The compensation expense does not involve the outlay of cash. During the year ended December 31, 1995, $13,666, of expense was recognized for the unexercised options. There was no expense recognized in 1997 and 1996.

                                ATS Medical, Inc.

6. STOCK OPTIONS (CONTINUED)

The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"), and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("Statement 123"), requires use of option valuation models that were not developed for use in valuing employee stock options.

Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996: risk-free interest rate of 5.20% and 6.03%, respectively; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of .80 and .46 and a weighted-average expected life of the option of 5 and 4 years, respectively.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                             1997          1996          1995
                                         ---------------------------------------

Pro forma net income                      $1,634,401    $1,122,778     $679,801

Pro forma net income per share - basic
  and diluted                                $.09           $.07         $.04

                                ATS Medical, Inc.

6. STOCK OPTIONS (CONTINUED)

The pro forma effect on net income is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

7. LEASES

The Company has amended its operating lease for facilities in Plymouth, Minnesota. The lease is for a period of 62 months and expires February 28, 2003. Future minimum lease payments under the agreement are as follows:

   1998                                                    $   200,308
   1999                                                        204,108
   2000                                                        204,108
   2001                                                        219,608
   2002                                                        222,708
   Thererafter                                                  37,118
                                                          --------------
                                                            $1,087,958
                                                          ==============

The rent expense was $159,096, $147,101 and $143,000 for 1997, 1996, and 1995,
respectively.

8. INCOME TAXES

At December 31, 1997, the Company had net operating loss carryforwards of approximately $17,750,000 plus credits for increasing research and development costs of approximately $616,000 which are available to offset future taxable income through 2012. The net operating loss carryforwards exclude results of operations for ATS Medical, Ltd. for 1997, 1996 and 1995. The Company paid income taxes of $13,800, $23,000 and $29,000 in 1997, 1996 and 1995,
respectively.

                                ATS Medical, Inc.

8. INCOME TAXES (CONTINUED)

Components of deferred tax assets and liabilities are as follows:

                                                                     DECEMBER 31
                                                                1997             1996
                                                        -----------------------------------
   Deferred tax assets:
     Net operating loss carryforwards                       $7,100,000        $7,513,000
     Research and development credits                          616,000           620,000
     Accrued compensation                                      335,000           341,000
     Other accrued expenses                                     49,000            27,000
                                                        -----------------------------------
                                                             8,100,000         8,501,000
   Deferred tax liabilities:
     Depreciation                                             (567,000)         (555,000)
                                                        -----------------------------------
   Net deferred tax assets before valuation allowance        7,533,000         7,946,000
   Less valuation allowance                                 (7,533,000)       (7,946,000)
                                                        -----------------------------------
   Net deferred tax assets                                  $        -        $        -
                                                        ===================================

The Company's ability to utilize its net operating loss carryforwards to offset future taxable income is subject to certain limitations under Section 382 of the Internal Revenue Code due to changes in the equity ownership of the Company.

Income tax expense consists of:

                                         DECEMBER 31
                           1997              1996            1995
                     ----------------------------------------------------
Current:
   Federal                 $ 3,846          $     -          $     -
   State                    10,000                -                -
   Foreign                       -           22,500           28,888
                     ----------------------------------------------------
                           $13,846          $22,500          $28,888
                     ====================================================

Reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

                                                       DECEMBER 31
                                             1997          1996          1995
                                           -------------------------------------

Tax at statutory rate                        34.0%         34.0%         34.0%
State income taxes                            6.0           6.0           6.0
Foreign income taxes                          -             1.7           3.9
Impact of net operating loss carryforwards  (39.0)        (40.0)        (40.0)
                                           -------------------------------------
                                              1.0%          1.7%          3.9%
                                           =====================================

                                ATS Medical, Inc.

9. COMMITMENTS

On September 24, 1990, the Company entered into various agreements with CarboMedics, Inc. giving the Company the exclusive worldwide license to manufacture and sell a bileaflet mechanical heart valve under patents held by CarboMedics, Inc. As part of the agreements, the Company entered into a 15 year supply contract that was amended in December 1993. Under the amended supply contract, as of December 31, 1997, the Company remains obligated to purchase a minimum of $47 million of component sets through December 7, 2000. Thereafter, the Company must purchase the lower of either certain specified amounts or the number of component sets sold and/or disposed of by the Company. Payments to CarboMedics, Inc. were $12,478,323, $11,289,218 and $6,182,596 in 1997, 1996 and
1995, respectively.

At December 31, 1997, the Company's inventory is in excess of its current requirements based on the recent level of sales. Management feels that excess quantities will be utilized upon FDA approval of its technology and believes no loss will be incurred on its disposition. As of December 31, 1997, management cannot estimate a range of amounts of loss that could occur if FDA approval is not granted. Management is unable to make a meaningful estimate of inventory usage for the next twelve months and, accordingly, inventory is classified as a current asset as of December 31, 1997.

10. BENEFIT PLAN

The Company has a defined contribution salary deferral plan covering substantially all employees under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to contribute up to 12% of their annual compensation with the Company contributing an amount equal to 25% of each employee's contribution. The Company realized expense for contributions to the plan of $40,920, $38,125 and $32,911 during 1997, 1996 and 1995, respectively.

11. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

The Company sells to independent distributors who cover assigned international territories. Approximately 46%, 49%, and 56% of net sales for 1997, 1996, and 1995, respectively, were a result of sales to three distributors.

                                ATS Medical, Inc.

12. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                            1997             1996              1995
                                                     ------------------------------------------------------
   Numerator:
     Net income                                            $2,102,667        $1,312,602         $714,524
   Denominator:
     Denominator for basic earnings per
       share-weighted-average shares                       17,284,784        15,168,958       14,184,395
     Effect of dilutive securities:
        Stock options                                         585,908           720,851          729,024
        Warrants                                                2,297           413,508          203,024
                                                     ------------------------------------------------------
     Dilutive potential common shares
        Denominator for diluted earnings per
          share-adjusted weighted-average shares and
          assumed conversions                              17,872,989        16,303,317       15,116,443
                                                     ======================================================
   Basic earnings per share                                   $.12              $.09             $.05
   Diluted earnings per share                                 $.12              $.08             $.05


                                ATS MEDICAL, INC.

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

             COL. A                        COL. B                  COL. C                 COL. D          COL. E

                                                                 Additions
                                         Balance at         (1)             (2)
                                         Beginning       Charged to      Charged to                     Balance at
                                         of Period       Costs and     Other Accounts-   Deductions-      End of
            Description                                  Expenses         Describe        Describe        Period
Year ended December 31, 1997:
   Deducted from asset accounts:
   Allowance for doubtful accounts        $200,000        $ 60,000            --              --          $260,000
                                          --------        --------        --------        --------        --------

   Totals                                 $200,000        $ 60,000        $      0        $      0        $260,000

Year ended December 31, 1996:
   Deducted from asset accounts:
   Allowance for doubtful accounts        $150,000        $ 50,000            --              --          $200,000
                                          --------        --------        --------        --------        --------

   Totals                                 $150,000        $ 50,000        $      0        $      0        $200,000

Year ended December 31, 1995:
   Deducted from asset accounts:
   Allowance for doubtful accounts        $ 30,000        $120,000            --              --          $150,000
                                          --------        --------        --------        --------        --------

   Totals                                 $ 30,000        $120,000        $      0        $      0        $150,000


                                  EXHIBIT INDEX


EXHIBIT NUMBER                     DESCRIPTION                                    PAGE


3.1 Restated Articles of Incorporation, as amended to date (Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form
            10-K for the year ended December 31, 1993 (the "1993 Form 10-K")).

3.2 Bylaws of the Company, as amended to date. (Incorporated by Reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K")).

4.1         Specimen certificate for shares of Common Stock of the Company.

4.2 Form of Warrant issued in 1993 Private Placement (Incorporated by reference to Exhibit 4.4 to the 1993 Form 10-K).

10.1** 1987 Stock Option and Stock Award Plan, as restated and amended to date (Incorporated by reference to Exhibit 10.1 to the Company's
            Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

10.2**      Agreement between the Company and Manuel A. Villafana dated January
            26, 1995 (Incorporated by reference to Exhibit 10.3 to the Company's
            Annual Report on Form 10-K for the year ended December 31, 1994 (the
            "1994 Form 10-K")).



10.3        Lease Agreement between the Company and Crow Plymouth Land Limited
            Partnership dated December 22, 1987 (Incorporated by reference to
            Exhibit 10(d) to the Form S-18).

10.4        Amendment No. 1 to Lease Agreement between the Company and Crow
            Plymouth Land Limited Partnership, dated January 5, 1989
            (Incorporated by reference to Exhibit 10(e) to the Form S-18).

10.5        Amendment No. 2 to Lease Agreement between the Company and Crow
            Plymouth Land Limited Partnership, dated January 1989 (Incorporated by reference to Exhibit 10(f) to the Form S-18).

10.6        Amendment No. 3 to Lease Agreement between the Company and Crow
            Plymouth Land Limited Partnership, dated June 14, 1989 (Incorporated by reference to Exhibit 10(g) to the Form S-18).

10.7        Amendment No. 4 to Lease Agreement between the Company and Plymouth
            Business Center Limited Partnership, dated February 10, 1992
            (Incorporated by reference to Exhibit 10.8 to the 1996 Form 10-K).

10.8        Development Agreement dated September 24, 1990, with CarboMedics,
            Inc. (confidential treatment granted)* (Incorporated by reference to Exhibit 10.9 to the 1996 Form 10-K).

10.9        O.E.M. Supply Contract dated September 24, 1990, with CarboMedics,
            Inc. (confidential treatment granted)* (Incorporated by reference to Exhibit 10.10 to the 1996 Form 10-K).

10.10       License Agreement dated September 24, 1990, with CarboMedics, Inc.
            (confidential treatment granted)* (Incorporated by reference to Exhibit 10.11 to the 1996 Form 10-K).

10.11       Option Agreement dated September 24, 1990, with CarboMedics, Inc.
            (confidential treatment granted)* (Incorporated by reference to Exhibit 10.12 to the 1996 Form 10-K).

10.12       Helix BioCore, Inc. Self-Insurance Trust Agreement dated February
            28, 1991 (Incorporated by reference to Exhibit 10.13 to the 1996
            Form 10-K).

10.13       Amendment 1 to License Agreement dated December 16, 1993, with
            CarboMedics, Inc. (Incorporated by reference to Exhibit 10.17 to the 1993 Form 10-K).

10.14       Amendment 4 to O.E.M. Supply Contract dated December 16, 1993, with
            CarboMedics, Inc. (confidential treatment granted)* (Incorporated by reference to Exhibit 10.18 to the 1993 Form 10-K).



10.15       Amendment 5 to O.E.M. Supply Contract dated September 1, 1994, with
            CarboMedics, Inc. (confidential treatment granted)* (Incorporated by reference to Exhibit 10.19 to the 1994 Form 10-K).

10.16       Amendment 1 to Option Agreement dated December 16, 1993, with
            CarboMedics, Inc. (confidential treatment granted)* (Incorporated by reference to Exhibit 10.19 to the 1993 Form 10-K).

10.17       Line of Credit dated August 11, 1994, between the Company and First
            Bank National Association (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30,
            1994).

10.18       Form of Distributor Agreement. (Incorporated by reference to Exhibit
            10.22 to the 1994 Form 10-K).

10.19**     Form of Agreement between ATS Medical, Inc. and each officer dated
            June 30, 1995 concerning severance benefits upon a change in control. (Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31,
            1995 (The "1995 Form 10-K")).

10.20       ATS Medical, Inc. Change in Control Severance Pay Plan.
            (Incorporated by reference to Exhibit 10.24 to the 1995 Form 10-K).

10.21       Amendment No. 5 to Lease Agreement between the Company and St. Paul
            Properties, Inc., dated May 30, 1996 (Incorporated by reference to
            Exhibit 10.22 to the 1996 Form 10-K).

10.22       Stock Purchase Agreement dated February 3, 1997 between ITOCHU
            Corporation and the Company (Incorporated by reference to Exhibit 1 to Schedule 13D filed with respect to the Company by ITOCHU
            Corporation on February 18, 1997).

10.23       Amendment No. 6 to Lease Agreement between the Company and St. Paul
            Properties, Inc., dated November 25, 1997.

23          Consent of Ernst & Young LLP.

24          Power of Attorney.

27          Financial Data Schedule.


*Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of this exhibit have been redacted.

**Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.