Form 10-Q
period 1998-03-31
ATS MEDICAL INC
filed 1998-05-13
CIK 824068

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

           [X] Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
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

                              Yes _X_       No ___

      The number of shares outstanding of each of the registrant's classes of common stock as of May 1, 1998 was:

             Common Stock $.01 par value           17,769,579 shares


================================================================================

                                ATS MEDICAL, INC.

                                      INDEX

PART I.     FINANCIAL INFORMATION                                           PAGE

Item 1.     Statements of Financial Position -                                3
            March 31, 1998 (unaudited) and
            December 31, 1997

            Statements of Operations -                                        4
            Three Months Ended
            March 31, 1998 and 1997 (unaudited)

            Statements of Cash Flows -                                        5
            Three Months Ended March 31, 1998 and
            1997 (unaudited)

            Notes to Financial Statements                                     6

Item 2.     Management's Discussion and Analysis of                           8
            Financial Condition and Results of Operations

Item 3.     Quantitative and Qualitative Disclosures About                   11
            Market Risk

PART II.    OTHER INFORMATION                                                12

            Signatures                                                       13

Item 1   Financial Statements


ATS MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION


                                                          MARCH 31,         DECEMBER 31,
                                                            1998               1997
ASSETS                                                  ------------       ------------
                                                         (Unaudited)          (Note)
CURRENT ASSETS
  Cash & cash equivalents                               $  3,985,692       $  4,568,332
  Marketable securities                                   20,964,907         20,982,176
                                                        ------------       ------------
                                                          24,950,599         25,550,508
  Accounts receivable, less allowance of $265,000
     in 1998 and $260,000 in 1997                          4,507,293          4,446,834
  Inventories                                             24,093,113         22,686,273
  Prepaid expenses                                           591,522            555,570
                                                        ------------       ------------

     TOTAL CURRENT ASSETS                                 54,142,527         53,239,185

FURNITURE, MACHINERY & EQUIPMENT                           1,979,925          2,023,646
  Less accumulated depreciation                            1,235,964          1,247,459
                                                        ------------       ------------

                                                             743,961            776,187


OTHER ASSETS                                                 375,259            370,659
                                                        ------------       ------------

TOTAL ASSETS                                            $ 55,261,747       $ 54,386,031
                                                        ============       ============

LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                      $  1,443,517       $    621,708
  Accrued payroll and expenses                               242,067            241,584
                                                        ------------       ------------

     TOTAL CURRENT LIABILITIES                             1,685,584            863,292

LONG-TERM DEBT                                                     0                  0

SHAREHOLDERS' EQUITY
  Common Stock, $.01 par value:
   Authorized 40,000,000 shares; Issued and
   outstanding 17,768,079 & 17,589,058 at
   March 31, 1998 and Dec 31, 1997, respectively             177,681            175,891
  Additional paid-in capital                              71,153,592         71,797,797
  Other equity                                                41,529             40,306
  Retained earnings (deficit)                            (17,796,639)       (18,491,255)
                                                        ------------       ------------

     TOTAL SHAREHOLDERS' EQUITY                           53,576,163         53,522,739
                                                        ------------       ------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                $ 55,261,747       $ 54,386,031
                                                        ============       ============


Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

      See notes to condensed financial statements.

ATS MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)


                                                  Three months ended March 31,
                                                --------------------------------
                                                    1998                 1997
                                                -----------          -----------
REVENUES
  Net sales                                     $ 4,248,720          $ 3,444,650
  Less cost of goods sold                         2,639,975            2,172,088
                                                -----------          -----------

GROSS PROFIT                                      1,608,745            1,272,562

OPERATING EXPENSES
  Research, development and engineering             357,278              235,494
  Selling, general and administrative               924,045              719,419
                                                -----------          -----------

TOTAL EXPENSES                                    1,281,323              954,913

  Interest income                                   367,195              259,390

NET INCOME                                      $   694,617          $   577,039
                                                ===========          ===========

Net income per share:
    Basic                                       $      0.04          $      0.04
                                                ===========          ===========
    Diluted                                     $      0.04          $      0.03
                                                ===========          ===========

Weighted average number of shares
  outstanding during the period:
    Basic                                        17,622,319           16,406,453
                                                ===========          ===========
    Diluted                                      18,160,979           17,139,668
                                                ===========          ===========

ATS MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

                                                           THREE MONTHS ENDED MARCH 31
                                                             1998               1997
                                                         ------------       ------------
OPERATING ACTIVITIES
Net income                                               $    694,617       $    577,039
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation                                               61,596             60,501
    Loss on disposal of equipment                                 800                  0
    Changes in operating assets and liabilities:
      Accounts receivable                                     (60,459)        (1,329,842)
      Prepaid expenses                                        (35,952)           122,858
      Other assets                                             (4,600)            (2,884)
      Inventories                                          (1,406,840)        (1,405,448)
      Accounts payable and accrued expenses                   822,292             81,089
                                                         ------------       ------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            71,454         (1,896,687)


INVESTING ACTIVITIES
  Purchase of marketable securities                       (22,692,308)       (18,512,062)
  Sale of marketable securities                            22,709,577          3,876,756
  Purchases of property, plant and equipment                  (30,171)           (13,145)
                                                         ------------       ------------

NET CASH USED IN INVESTING ACTIVITIES                         (12,902)       (14,648,451)

FINANCING ACTIVITIES
  Net proceeds from sale of common stock                     (642,415)        19,473,853
                                                         ------------       ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                    (642,415)        19,473,853

  Effect of exchange rate changes on cash                       1,223            (11,041)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (582,640)         2,917,674

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            4,568,332          2,320,010
                                                         ------------       ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  3,985,692       $  5,237,684
                                                         ============       ============


ATS MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

March 31, 1998


Note A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.


Note B - NET INCOME PER SHARE

Net income per share is computed using the weighted average number of common shares outstanding and dilutive common stock equivalents, if applicable. In February 1997, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 128, "EARNINGS PER SHARE." This Statement replaces the presentation of primary earnings per share (EPS) with basic EPS and also requires dual presentation of basic and diluted EPS for entities with complex capital structures. This Statement is effective for the fiscal year ended December 31, 1998. For the quarter ended March 31, 1998, the basic net income per share under Statement 128 is $.04 per share on 17,622,319 weighted average shares outstanding for the period.


Note C - SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (Statement 131), which is effective for years beginning after December 15, 1997. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the company will adopt the new requirement retroactively in 1998. Management has not completed its review of Statement 131, but does not anticipate that the adoption of this statement will have a significant effect on the Company's reported segments.

The Company's only product is a prosthetic heart valve. "Segments" would involve tabulation of geographically significant customers which tend to follow worldwide market distribution for replacement heart valves.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ATS Medical, Inc. ("ATS" or the "Company") is engaged in the manufacturing and marketing of a pyrolytic carbon bileaflet mechanical heart valve. The Company sells the ATS Open Pivot TM valve (the "ATS Valve" or the "Valve") in international markets and is conducting a clinical study in the United States for the purpose of obtaining regulatory approval.

RESULTS OF OPERATIONS

Net sales for the quarter ended March 31, 1998 increased 23% to $4,248,720 compared to $3,444,650 for the quarter ended March 31, 1997. Unit sales increased 22% in the first quarter 1998 compared to the first quarter 1997. Sales growth can be attributed to continued implant growth in select European countries and Japan.

For the first quarter of 1998 this sales growth over the corresponding 1997 period was achieved in spite of significant price competition from other valve manufacturers and the increased strength of the U.S. dollar relative to almost all international currencies. ATS sells the Valve to distributors throughout the world in U.S. dollars.

Cost of sales for the first quarter of 1998 totaled $2,639,975 or 62% of sales compared to $2,172,088 or 63% of sales for the first quarter of 1997. The price of the carbon components contained in the Valves sold in the three months ended March 31, 1998 decreased 4% as compared to the cost of carbon components contained in the Valves sold in the three months ended March 31, 1997. Based upon the Company's internal sales projections, the price of the carbon contained in Valves sold during the remainder of 1998 is expected to be 4% lower than in 1997.

Gross profit totaled $1,608,745 for the quarter ended March 31, 1998 or 38% of sales, compared to gross profit of $1,272,562 or 37% of sales for the quarter ended March 31, 1997. The modest (2%) increase in average selling prices was the key factor in the improvement in gross profit.

Research, development and engineering expenses totaled $357,278 for the quarter ended March 31, 1998 versus $235,494 for the quarter ended March 31, 1997. Approximately 23% and 42% of research and development expenses for the quarters ended March 31, 1998 and 1997, respectively, were for testing and outside consulting services related to the Valve.

The Company began human implants in the United States under an Investigational Device Exemption ("IDE") in January 1997. The Company sells the Valves to the hospitals involved in the study and is eligible for reimbursement by Medicare and most private insurance companies. The Company is responsible for reimbursing the hospital for certain additional tests and procedures required by the clinical protocol and accrues the estimated total cost of follow-up at the time the sale is recorded as research and development expense. Approximately 77% and 58%
of research and development expenses for the quarters ended March 31, 1998 and 1997, respectively, were for clinical costs.

Selling, general and administrative expenses totaled $924,045 for the quarter ended March 31, 1998, an increase from the $719,419 reported for the quarter ended March 31, 1997. Most of the increase was for salaries, benefits and related payroll expenses. The Company had 63 employees at March 31, 1998 compared to 56 employees at March 31, 1997. In September, 1997 the Company announced the closing of its Glasgow, Scotland facility, so all expenses were incurred by the Company in its Minneapolis, MN facility.

There was no interest expense incurred in the quarters ended March 31, 1998 and 1997.

Interest income totaled $367,195 for the quarter ended March 31, 1998 compared to $259,390 for the quarter ended March 31, 1997. Cash on hand during the first quarter is significantly greater than the average amount on hand during the first quarter of 1997, due primarily to the sale of equity and exercise of warrants in the first quarter of 1997. Interest income for the remainder of 1998 is expected to be less than the interest income for the corresponding periods of 1997 as cash balances decline relative to 1997.

Net income totaled $694,617 for the quarter ended March 31, 1998 versus net income of $577,039 for the quarter ended March 31, 1997.

Earnings per share totaled $.04 for the quarter ended March 31, 1998 compared to $.03 for the quarter ended March 31, 1997. The weighted average number of shares of common stock outstanding increased 6% for the three months ended March 31, 1998 over March 31, 1997 primarily due to the issuance of shares in a February 1997 private sale of common stock.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities decreased by $599,909 from $25,550,508 at December 31, 1997 to $24,950,599 at March 31, 1998. Inventory
increased by $1,406,840 from $22,686,273 at December 31, 1997 to $24,093,113 at
March 31, 1998. During 1998 the Company is required to purchase $13.9 million of heart valve components under its long term supply agreement with CarboMedics, Inc. (the "Supply Agreement"). During the two contract years after 1998 the Company is obligated to purchase an aggregate of approximately $33 million of components. The minimum purchases under the Supply Agreement are not tied to sales of the Company's Valve and the Company does not expect sales of the Valve to exceed the minimum purchase requirements under the Supply Agreement prior to the time that the Valve is approved for sale in the United States by the Food and Drug Administration.

Accounts receivable increased from $4,446,834 at December 31, 1997 to $4,507,293 at March 31, 1998. Most of the Company's sales have been to customers in international markets and while the Company attempts to set standard 60 day terms for receivables, competitive pressures and geographical economic situations have caused the Company to selectively extend the terms for payment. Average Days Sales Outstanding at March 31, 1998 were 96 compared to 112 days sales outstanding at December 31, 1997.

Accounts payable increased from $863,292 at December 31, 1997 to $1,685,584 at March 31, 1998. The majority of the increase in accounts payable is related to the amount owing to CarboMedics, Inc. under the Supply Agreement.

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

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their business, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company desires to take advantage of the safe harbor provisions with respect to any forward-looking statements it may make in this filing, other filings with the Securities and Exchange Commission and any public oral statements or written releases. The words or phrases "will likely," "is expected," "will continue," "is anticipated," "estimate," "projected," "forecast," or similar expressions are intended to identify forward-looking statements within the meaning of the Act. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

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



ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Not Applicable

                           PART II. OTHER INFORMATION


Item 1.    Legal Proceedings
           None

Item 2.    Changes in Securities and Use of Proceeds
           None

Item 3.    Defaults Upon Senior Securities and Use of Proceeds
           None

Item 4.    Submission of Matters to a Vote of Security Holders
           None

Item 5.    Other Information
           None

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits

           Number        Description
           ------        ------------------------
           27.1          Financial Data Schedule

           (b)     Reports on Form 8-K

                   None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    May 13, 1998        ATS MEDICAL, INC.


                             By:      /s/ John H. Jungbauer
                                          John H. Jungbauer, Vice President/CFO
                                          (Principal Financial Officer and
                                          Authorized Signatory)

                                  EXHIBIT INDEX



                       Number     Description
                       ------     ------------------------
                       27.1       Financial Data Schedule