Form 10-Q
period 1998-06-30
ATS MEDICAL INC
filed 1998-08-12
CIK 824068

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                _______________


                                   FORM 10-Q
   [ X ]    Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
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

                              Yes  X            No
                                 -----

         The number of shares outstanding of each of the registrant's classes of common stock as of August 1, 1998 was:

       Common Stock $.01 par value                     17,772,829 shares

================================================================================

                                ATS MEDICAL, INC.

                                      INDEX

PART I.       FINANCIAL INFORMATION                                         PAGE

Item 1.       Statements of Financial Position -                             3
              June 30, 1998 (unaudited) and
              December 31, 1997

              Statements of Operations -                                     4
              Three Months and Six Months Ended
              June 30, 1998 and 1997 (unaudited)

              Statements of Cash Flows -                                     5
              Six Months Ended June 30, 1998 and
              1997 (unaudited)

              Notes to Financial Statements                                  6

Item 2.       Management's Discussion and Analysis of                        8
              Financial Condition and Results of Operations

Item 3.       Quantitative and Qualitative Disclosures About                12
              Market Risk

PART II.      OTHER INFORMATION                                             13

              Signatures                                                    15

Item 1     Financial Statements


ATS MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION


                                                      JUNE 30,     DECEMBER 31,
                                                        1998           1997
ASSETS                                              ------------   ------------
                                                     (Unaudited)       (Note)
CURRENT ASSETS
  Cash & cash equivalents                           $  4,910,394   $  4,568,332
  Marketable securities                               19,108,494     20,982,176
                                                    ------------   ------------
                                                      24,018,888     25,550,508
  Accounts receivable, less allowance of $175,465
     in 1998 and $260,000 in 1997                      5,680,773      4,446,834
  Inventories                                         24,757,532     22,686,273
  Prepaid expenses                                       467,895        555,570
                                                    ------------   ------------

     TOTAL CURRENT ASSETS                             54,925,088     53,239,185

FURNITURE, MACHINERY & EQUIPMENT                       2,290,448      2,023,646
  Less accumulated depreciation                        1,299,884      1,247,459
                                                    ------------   ------------

                                                         990,564        776,187

OTHER ASSETS                                             377,408        370,659
                                                    ------------   ------------

TOTAL ASSETS                                        $ 56,293,060   $ 54,386,031
                                                    ============   ============

LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                  $  1,710,164   $    621,708
  Accrued payroll and expenses                           200,788        241,584
                                                    ------------   ------------

     TOTAL CURRENT LIABILITIES                         1,910,952        863,292

LONG-TERM DEBT                                                 0              0

SHAREHOLDERS' EQUITY
  Common Stock, $.01 par value:
   Authorized 40,000,000 shares; Issued and
   outstanding 17,770,329 & 17,589,058 at
   June 30, 1998 and Dec 31, 1997, respectively          177,703        175,891
  Additional paid-in capital                          71,160,283     71,797,797
  Other                                                   41,202         40,306
  Retained earnings (deficit)                        (16,997,080)   (18,491,255)
                                                    ------------   ------------

     TOTAL SHAREHOLDERS' EQUITY                       54,382,108     53,522,739
                                                    ------------   ------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY            $ 56,293,060   $ 54,386,031
                                                    ============   ============

     Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     See notes to condensed financial statements.

ATS MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

                                           Three months ended June 30,    Six months ended June 30,
                                           ---------------------------    -------------------------
                                                1998         1997             1998         1997
REVENUES                                    -----------  -----------      -----------  -----------
 Net sales                                  $ 4,565,601  $ 3,695,230      $ 8,814,321  $ 7,139,880
 Less cost of goods sold                      2,814,975    2,297,583        5,454,949    4,469,671
                                            -----------  -----------      -----------  -----------

GROSS PROFIT                                  1,750,626    1,397,647        3,359,372    2,670,209

OPERATING EXPENSES
 Research, development and engineering          383,478      261,266          740,756      496,760
 Selling, general and administrative            898,157      801,909        1,822,202    1,521,328
                                            -----------  -----------      -----------  -----------

TOTAL EXPENSES                                1,281,635    1,063,175        2,562,958    2,018,088

 Interest income                                330,567      325,699          697,761      585,089
                                            -----------  -----------      -----------  -----------

NET INCOME                                  $   799,558  $   660,171      $ 1,494,175  $ 1,237,210
                                            ===========  ===========      ===========  ===========

Net income per share:
   Basic                                    $      0.04  $      0.04      $      0.08  $      0.07
                                            ===========  ===========      ===========  ===========
   Diluted                                  $      0.04  $      0.04      $      0.08  $      0.07
                                            ===========  ===========      ===========  ===========

Weighted average number of shares
 outstanding during the period:
   Basic                                     17,769,818   17,559,084       17,694,873   16,992,428
                                            ===========  ===========      ===========  ===========
   Diluted                                   18,177,065   18,139,842       18,175,602   17,610,370
                                            ===========  ===========      ===========  ===========


 ATS MEDICAL, INC.

 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

 (UNAUDITED)


                                                     SIX MONTHS ENDED JUNE 30,
                                                        1998           1997
                                                    ------------   ------------
OPERATING ACTIVITIES
Net income                                          $  1,494,175   $  1,237,210
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation                                         125,560        122,151
    Loss on disposal of equipment                          1,420          1,242
    Changes in operating assets and liabilities:
      Accounts receivable                             (1,233,939)      (891,261)
      Prepaid expenses                                    87,675        189,488
      Other assets                                        (6,749)       (41,570)
      Inventories                                     (2,071,259)    (1,460,866)
      Accounts payable and accrued expenses            1,047,660         49,367
                                                    ------------   ------------
NET CASH USED IN OPERATING ACTIVITIES                   (555,457)      (794,239)


INVESTING ACTIVITIES
  Purchase of marketable securities                  (47,812,126)   (23,531,358)
  Sale of marketable securities                       49,685,808      6,745,920
  Purchases of property, plant and equipment            (341,357)       (56,497)
                                                    ------------   ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES    1,532,325    (16,841,935)

FINANCING ACTIVITIES
  Net proceeds from sale of common stock                (635,702)    19,486,993
                                                    ------------   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES               (635,702)    19,486,993

  Effect of exchange rate changes on cash                    896         (7,079)
                                                    ------------   ------------
INCREASE IN CASH AND CASH EQUIVALENTS                    342,062      1,843,740

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       4,568,332      2,320,010
                                                    ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $  4,910,394   $  4,163,750
                                                    ============   ============

ATS MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

June 30, 1998

Note A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

Note B - NET INCOME PER SHARE

Net income per share is computed using the weighted average number of common shares outstanding and dilutive common stock equivalents, if applicable. In February 1997, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 128, "EARNINGS PER SHARE." This Statement replaces the presentation of primary earnings per share (EPS) with basic EPS and also requires dual presentation of basic and diluted EPS for entities with complex capital structures. This Statement is effective for the fiscal years ended after December 15, 1997. All EPS amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. The following table sets forth the computation of basic and diluted earnings per share:


                                                   Three Months ended              Six Months ended
                                                        June 30,                       June 30,
                                                   1998         1997              1998         1997
                                                -----------------------        -----------------------
Numerator:
  Net income                                      $799,558     $660,171        $1,494,175   $1,237,210
Denominator:
  Denominator for basic earnings per share-
    weighted-average shares                     17,769,818   17,559,084        17,694,873   16,992,428

Effect of dilutive securities:
    Stock options                                  407,116      578,121           478,009      612,652
    Warrants                                           331        2,637             2,720        5,290
                                                -----------------------        -----------------------
Diluted potential common shares
   Denominator for diluted earnings per share   18,177,065   18,139,842        18,175,602   17,610,370
                                                =======================        =======================
Basic earnings per share                              $.04         $.04              $.08         $.07
Diluted earnings per share                            $.04         $.04              $.08         $.07

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ATS Medical, Inc. (the "Company") is engaged in the manufacturing and marketing of a pyrolytic carbon bileaflet mechanical heart valve. The Company sells the ATS Open Pivot(TM) valve (the "ATS Valve" or the "Valve") in international markets and is conducting a clinical study in the United States for the purpose of obtaining regulatory approval.

RESULTS OF OPERATIONS

Net sales for the quarter ended June 30, 1998 increased 24% to $4,565,601 compared to $3,695,230 for the quarter ended June 30, 1997. Unit sales increased 31% in the second quarter 1998 compared to 1997. Sales growth can be attributed to continued implant growth in Europe and in several lesser developed countries.

Net sales for the six months ended June 30, 1998 totaled $8,814,321 compared to $7,139,880 for the six months ended June 30, 1997. Revenue increased about 24% and unit sales increased about 27% for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

The Company sells the valve to stocking distributors in assigned markets around the world. Pricing for heart valves is very competitive, with hospital prices ranging from $800 to $4200. Pricing to each distributor is set to reflect local market conditions. There are some markets where the Company cannot compete because prices are below the Company's cost. There are a number of countries considered "lesser developed countries" where the Company can sell valves slightly above cost. Depending upon the volume of sales in each country and the specific selling price in each country the average selling price may fluctuate between quarters and other accounting periods.

Cost of sales for the second quarter of 1998 totaled $2,814,975 or 62% of sales compared to $2,297,583 or 62% of sales for the second quarter of 1997. Cost of sales for the six months ended June 30, 1998 totaled $5,454,949 or 62% of sales compared to $4,469,671 or 63% of sales for the six months ended June 30, 1997. The price of the carbon components contained in the Valves sold in the six months ended June 30, 1998 decreased slightly as compared to the cost of carbon components contained in the Valves sold in the six months ended June 30, 1997 because of the volume pricing schedule contained in the Company's supply agreement.

Gross profit totaled $1,750,626 for the quarter ended June 30, 1998 or 38% of sales, compared to gross profit of $1,397,647 or 38% of sales for the quarter ended June 30, 1997. Gross profit totaled $3,359,372 or 38% of sales for the six months ended June 30, 1998 compared to $2,670,209 or 37% of sales for the six months ended June 30, 1997. The Company realized slightly lower component costs in the six months ended June 30, 1998 sufficient to offset a slight decline in the average selling prices compared to the six months ended June 30, 1997.

Research, development and engineering expenses totaled $383,478 for the quarter ended June 30, 1998 versus $261,266 for the quarter ended June 30, 1997. For six months ended June 30, 1998 research, development and engineering expenses totaled $740,756 compared to $496,760 for six months ended June 30, 1997. The Company began human implants in the United States under an Investigational Device Exemption ("IDE") in January 1997. The Company sells the Valves to the hospitals involved in the study and is eligible for reimbursement by Medicare and most private pay insurance companies. The Company is responsible for reimbursing the hospital for certain additional tests and procedures required by the clinical protocol and accrues the estimated total cost of follow-up at the time the sale is recorded as research and development expense. Approximately 77% and 53% of research and development expense for the quarters ended June 30, 1998 and 1997, respectively, were for clinical costs.

Selling, general and administrative expenses totaled $898,157 for the quarter ended June 30, 1998, a increase from the $801,909 reported for the quarter ended June 30, 1997. Salaries, wages and benefits increased nearly $308,000 or approximately 22% during the first six months of 1998. The Company had 58 employees at June 30, 1997 compared to 65 employees at June 30, 1998.

There was no interest expense incurred in the quarters or six month periods ended June 30, 1998 and 1997.

Interest income totaled $330,567 for the quarter ended June 30, 1998 compared to $325,699 for the quarter ended June 30, 1997. For the first half of 1998 interest income totaled $697,761 compared to $585,089 for the first six months of 1997. The average daily balance of cash, cash equivalents and investments was greater for the six months ended June 30, 1998 than the six months ended June 30, 1997 because the Comany received the proceeds from a $ 14.75 million private placement of common shares in February, 1997. The Company expects the average daily balance of cash, cash equivalents and investments to be lower for the remaining quarters and second half of 1998 when compared to the corresponding periods of 1997. The Company also expects interest rates on cash, cash equivalents and investments to be at or below 1997 rates and therefore expects the amount of interest income during the upcoming quarters and remainder of 1998 to be less than interest income in the third and fourth quarters of 1997.

Net income totaled $799,558 for the quarter ended June 30, 1998 versus net income of $660,171 for the quarter ended June 30, 1997. Net income totaled $1,494,175 for the six months ended June 30, 1998 compared to $1,237,210 for the six months ended June 30, 1997. The $689,163 increase in gross profit in the first half of 1998 as compared to the first half of 1997 was greater than the $544,870 increase in operating expenses, which resulted in $796,414 operating income for the six months ended June 30, 1998 and increased net income compared to the first six months of 1997.

Earnings per share totaled $.04 for the quarter ended June 30, 1998 compared to $.04 for the quarter ended June 30, 1997. Earnings per share for the first six months of 1998 totaled $.08 compared to $.07 for the first six months of 1997. The weighted average number of shares outstanding fluctuated more in 1997 because of the February, 1997 private sale of 1,568,940 shares of common stock for $14.75 million.

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


LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities decreased by $1,531,620 from $25,550,508 at December 31, 1997 to $24,018,888 at June 30, 1998. Inventory
purchases and accounts receivable growth caused the Company to have negative cash flow from operations.

During 1998 the Company is required to purchase $13.9 million of heart valve components in accordance with the terms of its long term supply agreement with CarboMedics, Inc. (the "Supply Agreement"). During the two contract years after 1998 the Company is obligated to purchase an aggregate of approximately $33 million of components. The minimum purchases under the Suppy Agreement are not tied to sales of the Company's Valve and the Company does not expect sales of the Valve to exceed the minimum purchase requirements under the Supply Agreement until the Valve is approved for sale in the United States by the Food and Drug Administration.

Accounts receivable increased from $4,446,834 at December 31, 1997 to $5,680,773 at June 30, 1998. Most of the Company's sales have been to customers in international markets and while the Company attempts to set standard 60 day terms for receivables, competitive pressures and geographical economic situations have caused the Company to selectively extend the terms for payment. The Company received payment from one customer of $533,556 on July 7, 1998.

Accounts payable increased from $621,708 at December 31, 1997 to $1,710,164 at June 30, 1998. The majority of the increase in accounts payable is related to the timing of purchases from CarboMedics, Inc. under the Supply Agreement.

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


Item 1.     Legal Proceedings
            None

Item 2.     Changes in Securities and Use of Proceeds
            None

Item 3.     Defaults Upon Senior Securities
            None

Item 4.     Submission of Matters to a Vote of Security Holders

            The annual meeting of Shareholders of the Company was held on April 30, 1998 at which time (i) five nominees were elected to the Board of Directors for one-year terms, (ii) the ATS Medical, Inc. 1998 Employee Stock Purchase Plan was adopted and (iii) the appointment of Ernst & Young LLP as the independent auditors of the Company was approved. Proxies for the Company were solicited pursuant to Section 14(a) of the Securities Exchange act of 1934, as amended, and there was no solicitation in opposition to management's solicitations. All nominees for directors as listed in the proxy statement were elected. The voting results were as follows:

                                                                        Broker
                                  For          Against    Withheld     Non-Votes
                                  ---          -------    --------     ---------
Election of Directors:
   Manuel A. Villafana         13,645,422         0        24,268             0
   Richard W. Kramp            13,645,122         0        24,568             0
   Charles F. Cuddihy, Jr      13,638,872         0        30,818             0
   David L. Boehnen            13,634,672         0        35,018             0
   A. Jay Graf                 13,641,322         0        28,368             0

Adoption of the Employee
     Stock Purchase Plan       13,380,787   125,552        46,614       116,727

Approval of Independent
    Auditors                   13,628,945    20,700        20,045             0



Item 5.     Other Information
            None

Item 6.     Exhibits and Reports on Form 8-K

            (a) Exhibits

            Number    Description
            ------    -----------
             10.1     New consulting agreement with Manuel A. Villafana

             27.1     Financial Data Schedule

             (b)  Reports on Form 8-K

                   None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    August 12, 1998               ATS MEDICAL, INC.


                                       By: /s/ John H. Jungbauer
                                           -------------------------------------
                                           John H. Jungbauer, Vice President/CFO
                                           (Principal Financial Officer and
                                           Authorized Signatory)

                                  EXHIBIT INDEX


            Number    Description
            ------    -----------
             10.1     New consulting agreement with Manuel A. Villafana

             27.1     Financial Data Schedule