Form 10-Q
period 1998-09-30
ATS MEDICAL INC
filed 1998-11-13
CIK 824068

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


            [X]                     FORM 10-Q

             Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
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

                               Yes _X_     No ___

        The number of shares outstanding of each of the registrant's classes of common stock as of November 4, 1998 was:

                  Common Stock $.01 par value 17,787,262 shares

                                ATS MEDICAL, INC.

                                      INDEX

PART I.      FINANCIAL INFORMATION                                        PAGE

Item 1.      Statements of Financial Position -                             3
             September 30, 1998 (unaudited) and
             December 31, 1997

             Statements of Operations -                                     4
             Three Months and Nine Months Ended
             September 30, 1998 and 1997 (unaudited)

             Statements of Cash Flows -                                     5
             Nine Months Ended September 30, 1998 and
             1997 (unaudited)

             Notes to Financial Statements                                  6

Item 2.      Management's Discussion and Analysis of                        8
             Financial Condition and Results of Operations

Item 3.      Quantitative and Qualitative Disclosures About                13
             Market Risk

PART II.     OTHER INFORMATION                                             14

             Signatures                                                    15

ITEM 1   FINANCIAL STATEMENTS


ATS MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION


                                                        SEPTEMBER 30,      DECEMBER 31,
                                                            1998               1997
                                                        ------------       ------------
ASSETS
                                                         (Unaudited)          (Note)
CURRENT ASSETS
   Cash & cash equivalents                              $  9,076,310       $  4,568,332
   Marketable securities                                  14,347,044         20,982,176
                                                        ------------       ------------
                                                          23,423,354         25,550,508
   Accounts receivable, less allowance of $180,000
      in 1998 and $260,000 in 1997                         6,072,260          4,446,834
   Inventories                                            26,436,578         22,686,273
   Prepaid expenses                                          506,774            555,570
                                                        ------------       ------------

      TOTAL CURRENT ASSETS                                56,438,966         53,239,185

FURNITURE, MACHINERY & EQUIPMENT                           2,305,389          2,023,646
   Less accumulated depreciation                           1,370,414          1,247,459
                                                        ------------       ------------

                                                             934,975            776,187

OTHER ASSETS                                                 382,208            370,659
                                                        ------------       ------------

TOTAL ASSETS                                            $ 57,756,149       $ 54,386,031
                                                        ============       ============

LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                     $  2,344,552       $    621,708
   Accrued payroll and expenses                              258,319            241,584
                                                        ------------       ------------

      TOTAL CURRENT LIABILITIES                            2,602,871            863,292

LONG-TERM DEBT                                                     0                  0

SHAREHOLDERS' EQUITY
   Common Stock, $.01 par value:
      Authorized 40,000,000 shares; Issued and
      outstanding 17,783,258 & 17,589,058 at
      Sept 30, 1998 and Dec 31, 1997, respectively           177,833            175,891
   Additional paid-in capital                             71,219,750         71,797,797
   Other                                                      45,536             40,306
   Retained earnings (deficit)                           (16,289,841)       (18,491,255)
                                                        ------------       ------------

      TOTAL SHAREHOLDERS' EQUITY                          55,153,278         53,522,739
                                                        ------------       ------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                $ 57,756,149       $ 54,386,031
                                                        ============       ============

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

ATS MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)


                                            Three months ended September 30,   Nine months ended September 30,
                                              ----------------------------      ----------------------------
                                                  1998             1997             1998             1997
                                              -----------      -----------      -----------      -----------
REVENUES
   Net sales                                  $ 4,138,721      $ 3,469,000      $12,953,042      $10,608,880
   Less cost of goods sold                      2,593,159        2,252,546        8,048,109        6,722,217
                                              -----------      -----------      -----------      -----------

GROSS PROFIT                                    1,545,562        1,216,454        4,904,933        3,886,663

OPERATING EXPENSES
   Research, development and engineering          355,462          284,053        1,096,218          780,812
   Selling, general and administrative            827,812          991,389        2,650,014        2,512,717
                                              -----------      -----------      -----------      -----------

TOTAL EXPENSES                                  1,183,274        1,275,442        3,746,232        3,293,529

   Interest income                                344,951          364,459        1,042,713          949,547
                                              -----------      -----------      -----------      -----------

NET INCOME                                    $   707,239      $   305,471      $ 2,201,414      $ 1,542,681
                                              ===========      ===========      ===========      ===========

Net income per share:
   Basic                                      $      0.04      $      0.02      $      0.12      $      0.09
                                              ===========      ===========      ===========      ===========
   Diluted                                    $      0.04      $      0.02      $      0.12      $      0.09
                                              ===========      ===========      ===========      ===========

Weighted average number of shares
 outstanding during the period:
   Basic                                       17,777,790       17,562,231       17,722,858       17,184,472
                                              ===========      ===========      ===========      ===========
   Diluted                                     18,107,666       18,112,660       18,153,622       17,781,033
                                              ===========      ===========      ===========      ===========


ATS MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)


                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                             1998               1997
                                                         ------------       ------------
OPERATING ACTIVITIES
Net income                                               $  2,201,414       $  1,542,681
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation                                              196,090            186,478
    Loss on disposal of equipment                               1,420             48,225
    Changes in operating assets and liabilities:
      Accounts receivable                                  (1,625,426)          (696,898)
      Prepaid expenses                                         48,796            220,753
      Other assets                                            (11,549)           (41,835)
      Inventories                                          (3,750,305)        (2,964,131)
      Accounts payable and accrued expenses                 1,739,580            717,788
                                                         ------------       ------------

NET CASH USED IN OPERATING ACTIVITIES                      (1,199,980)          (986,939)

INVESTING ACTIVITIES
  Purchase of marketable securities                       (16,737,404)       (27,355,361)
  Sale of marketable securities                            23,372,536         11,500,553
  Purchases of property, plant and equipment                 (356,298)          (157,247)
                                                         ------------       ------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES         6,278,834        (16,012,055)

FINANCING ACTIVITIES
  Net proceeds from sale of common stock                     (576,106)        19,460,344
                                                         ------------       ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                    (576,106)        19,460,344

  Effect of exchange rate changes on cash                       5,230            (12,494)
                                                         ------------       ------------

INCREASE IN CASH AND CASH EQUIVALENTS                       4,507,978          2,448,856

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            4,568,332          2,320,010
                                                         ------------       ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  9,076,310       $  4,768,866
                                                         ============       ============

ATS MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

September 30, 1998


Note A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.


Note B - NET INCOME PER SHARE

Net income per share is computed using the weighted average number of common shares outstanding and dilutive common stock equivalents, if applicable. In February 1997, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 128, "EARNINGS PER SHARE." This Statement replaces the presentation of primary earnings per share (EPS) with basic EPS and also requires dual presentation of basic and diluted EPS for entities with complex capital structures. This Statement is effective for the fiscal year ended December 31, 1997. All EPS amounts for all periods have been presented, and where necessary, restated to conform the the Statement 128 requirements.

The following table sets forth the computation of basic and diluted earnings per share:

                                                      Three Months ended                Nine Months ended
                                                         September 30                      September 30
                                                    1998             1997             1998             1997
                                                ----------------------------      ----------------------------
Numerator:
 Net Income                                     $   707,239      $   305,471      $ 2,201,414      $ 1,542,681

Denominator:
 Denominator for basic earnings per share-
   weighted-average shares                       17,777,790       17,562,231       17,722,858       17,184,472

Effect of dilutive securities:
     Stock options                                  329,876          547,825          429,363          593,734
     Warrants                                             0            2,604            1,401            2,827

Diluted potential common shares

  Denominator for diluted
            earnings per share                   18,107,666       18,112,660       18,153,622       17,781,033

Basic earnings per share                        $      0.04      $      0.02      $      0.12      $      0.09

Diluted earnings per share                      $      0.04      $      0.02      $      0.12      $      0.09



Note C - SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issue Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (Statement 131), which is effective for years beginning after December 15, 1997. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirement retroactively in 1998. Management has not completed its review of Statement 131, but does not anticipate that the adoption of this statement will have a significant effect on the Company's reported segments.

The Company's only product is a prosthetic heart valve. Segments" would involve tabulation of geographically significant customers which tend to follow worldwide market distribution for replacement heart valves.

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

RESULTS OF OPERATIONS

Net sales for the quarter ended September 30, 1998 increased 19% to $4,138,721 compared to $3,469,000 for the quarter ended September 30, 1997. Unit sales increased 12% in the third quarter 1998 compared to 1997. Sales in Japan were very strong during the quarter. The quarter which ends September 30 is usually the weakest quarter each year, not only for the Company but also for other implantable medical device companies, as European surgical activity slows during vacation season.

Net sales for nine months ended September 30, 1998 totaled $12,953,042 compared to $10,608,880 for nine months ended September 30, 1997. Revenue increased about 22% and unit sales increased about 31% for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

For both the third quarter and nine months of 1998 this sales growth over the corresponding period was achieved in spite of significant price competition from other valve manufacturers and the increased strength of the U.S. dollar relative to almost all foreign currencies. ATS Medical, Inc. sells the valve to distributors throughout the world in U.S. dollars. As the dollar increases in value against the distributor's local currency, the cost of the valve increases for the distributor even though ATS does not change the selling price.

Cost of sales for the third quarter of 1998 totaled $2,593,159 or 62.7% of sales compared to $2,252,546 or 64.9% of sales for the second quarter of 1997. Cost of sales for the nine months ended September 30, 1998 totaled $8,048,109 or 62.1% of sales compared to $6,722,217 or 63.4% of sales for the nine months ended September 30, 1997. The price of the carbon components contained in the Valves sold in the nine months ended September 30, 1998 decreased 4% as compared to the cost of carbon components contained in the Valves sold in the nine months ended September 30, 1997. Based upon the Company's internal sales projections, the price of the carbon contained in Valves sold during the remainder of 1998 is expected to be 4% lower than in 1997.

Gross profit totaled $ 1,545,562 for the quarter ended September 30, 1998 or 37.3% of sales, compared to gross profit of $1,216,454 or 35.1% of sales for the quarter ended September 30, 1997. Gross profit totaled $4,904,933 or 37.9% of sales for the nine months ended September 30, 1998 compared to $3,886,663 or 36.6% of sales for the nine months ended September 30,

1997. The average selling price ("ASP") increased for the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997 due to the previously mentioned significant increase in Japanese sales. This accounted for most of the gross profit increase. For the nine months ended September 30, 1998 average selling prices are slightly ahead of ASPs for the nine months ended September 30, 1997. This improvement, along with the 4% decrease in carbon component prices and operating efficiencies accounts for the gross profit increase.

Research, development and engineering expenses totaled $355,462 for the quarter ended September 30, 1998 versus $284,053 for the quarter ended September 30, 1997. For nine months ended September 30, 1998 research, development and engineering expenses totaled $1,096,218 compared to $780,812 for nine months ended September 30, 1997. The majority of the increase is related to the clinical costs associated with the Investigational Device Exemption. Approximately 25% and 43% of research and development expenses for the quarters ended September 30, 1998 and 1997, respectively, were for testing and outside consulting services related to the Valve. During the quarter and nine months ended September 30, 1997 a large component of the expense was for development work on an aortic valved graft ("AVG"). The AVG is a standard ATS Medical, Inc. replacement aortic heart valve sutured at the end of a dacron tube. This product extension is used in surgeries where the patient's aorta is damaged or degenerated. Most other valve manufacturers provide a similar product. This development project was completed in the fourth quarter, 1997 and there is not a similar development project expense in 1998.

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

Selling, general and administrative expenses totaled $827,812 for the quarter ended September 30, 1998, a decrease from the $991,389 reported for the quarter ended September 30, 1997. The quarter ended September 30, 1997 included $153,921 for separation pay and other expenses related to the shutdown of the Company's subsidiary in Glasgow, Scotland. The Company had 72 employees at September 30, 1998 compared to 65 employees at September 30, 1997. The decrease in selling, general and administrative expenses is smaller for the nine months ended September 30, 1998 compared to 1997 in part because salaries, wages and benefits increased 12% in 1998.

There was no interest expense incurred in the quarters or nine month periods ended September 30, 1998 and 1997.

Interest income totaled $344,951 for the quarter ended September 30, 1998 compared to $364,459 for the quarter ended September 30, 1997. For the nine months of 1998 interest income totaled $1,042,713 compared to $949,547 for the first nine months of 1997. The increase in interest income for the first nine months of 1998 was the result of more cash on hand on average to invest than during the first nine months of 1997. Cash on hand at September 30, 1998 is less than the amount on hand September 30, 1997. Interest income for the remainder of 1998 is expected to be less than the last quarter of 1997.

Net income totaled $707,239 for the quarter ended September 30, 1998 versus net income of $305,471 for the quarter ended September 30, 1997. Net income totaled $2,201,414 for the nine months ended September 30, 1998 compared to $1,542,681 for the nine months ended September 30, 1997. The $565,567 increase in operating income for the first nine months of 1998 as compared to the first nine months of 1997 along with a $ 93,166 increase in interest income are the primary drivers of the increased net income.

Earnings per share totaled $.04 for the quarter ended September 30, 1998 compared to $.02 for the quarter ended September 30, 1997. Earnings per share for the first nine months of 1998 totaled $.12 compared to $.09 for the first nine months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities decreased by $2,127,154 from $25,550,508 at December 31, 1997 to $23,423,354 at September 30, 1998. Inventory
purchases and accounts receivable growth less the increase in accounts payable and net earnings caused the Company to have negative cashflow from operations.

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

Accounts receivable increased from $4,446,834 at December 31, 1997 to $6,072,260 at September 30, 1998. Most of the Company's sales have been to customers in international markets and while the Company attempts to set standard 60 day terms for receivables, competitive pressures and geographical economic situations have caused the Company to selectively extend the terms for payment. At September 30, 1998, the account balance for one customer was 33% of outstanding receivables. The Company has done business with this customer since 1992 and the size of the receivable while substantial is consistent with the growth of business in this market and in line with the size of the customer's overall business.

Current liabilities increased from $863,292 at December 31, 1997 to $2,602,871 at September 30, 1998. The majority of the increase is in accounts payable and is related to the amount owing to CarboMedics, Inc. under the Supply Agreement.

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

YEAR 2000 SITUATION

The "Year 2000 Problem" refers to a complex set of problems which may arise when computer hardware or software is unable to distinguish between 21st century dates and 20th century dates because the date code fields have been abbreviated into two digits, i.e. 00. This problem could result in system failures or miscalculations causing disruptions of business operations (including, among other things, a temporary inability to process transactions, send invoices or engage in other similar business activities). As a result, many companies' computer systems and software will need to be upgraded or replaced in order to comply with Year 2000 requirements. The potential global impact of the Year 2000 problem is not known, and, if not corrected in a timely manner, could affect the Company and the U.S. and world economy generally.

The Company's products, including the ATS Medical heart valve, do not contain any electronics or software and therefore will not be affected by the "Year 2000 Problem".

The Company's internal financial, manufacturing and other computer systems are being reviewed to assess and remediate Year 2000 problems. The Company's assessment of internal systems includes its information technology ("IT") as well as non-IT systems (which systems contain embedded technology in manufacturing or process control equipment containing microprocessors or other similar circuitry). As a result of this review the Company determined that some of its equipment and software needed to be upgraded or replaced. For the first nine months of 1998 the Company has spent $38,757 on hardware and software some of which was necessary to eliminate potential Year 2000 problems. In addition, the Company will take delivery on custom measuring equipment valued at $292,000 during the fourth quarter, 1998 . The primary purpose of this equipment is to improve processing of the Company's products but it will also contain Year 2000 compliant software. The Company's 1999 budget for hardware and software is $205,000 including the replacement or upgrade of personal computers, workstations and software which are not currently Year 2000 compliant.

Since substantially all of this hardware and software is being purchased from large, industry-leading vendors (i.e. Compaq, Lotus, and Microsoft) the Company will rely on vendor certification and internal tests to determine Year 2000 compliance as opposed to hiring consultants to perform reviews. Such certifications and tests are scheduled to be obtained or completed by the end of the second quarter 1999.

In addition, during the fourth quarter of 1998 and the first quarter of 1999 the Company will be requesting assurance from its major suppliers that they are addressing the Year 2000 problem and that products purchased by the Company from such suppliers will function properly in the Year 2000. The Company has a significant inventory of product components on hand, however, certain key components for the Valve are available from a single supplier and a protracted Year 2000 problem for this vendor could have an adverse impact on the Company. Contacts are also being made with the Company's major customers. These contacts with the company's suppliers and customers are intended to help mitigate the possible external impact of the Year 2000 problem. However, it is impossible to fully assess the potential consequences in the event service interruption from suppliers occur or in the event that there are disruptions in such infrastructure areas as utilities, communications, transportation, banking and government.

The total estimated cost for resolving the Company's Year 2000 issues is approximately $536,000, of which approximately $38,800 has been spent through September 30, 1998. The total cost estimate includes the cost of replacing non-compliant systems as a remediation cost in cases where the Company has accelerated plans to replace such systems. Estimates of Year 2000 costs are based on numerous assumptions, and there can be no assurance that the estimates are correct or that actual costs will not be materially greater than anticipated.

Based upon its assessments to date, the Company believes it will not experience any material disruption in its operations as a result of Year 2000 problems in internal financial, manufacturing and other process control systems, or in its interface with major customers and suppliers. However, if major suppliers, including those providing component parts, electricity, communications and transportation services, experience difficulties resulting in disruption of critical supplies or services to the Company, a shutdown of the Company's operations could occur for the duration of the disruption. The Company has not yet developed contingency plans to provide for continuity of normal business operations in the event that problem scenarios arise, but it will assess the need to develop such plans based on the outcome of compliance areas currently under review, and the results of remaining survey feedback from its major suppliers and customers. Assuming no major disruption in service from critical third party providers, the Company believes that it will be able to manage the Year 2000 transition without any material effect on the Company's results of operations or financial position. There can be no assurance, however, that unexpected difficulties will not arise and, if so, that the Company will be able to timely develop and implement a contingency plan.

THE SINGLE EUROPEAN CURRENCY

A significant portion of the Company's sales occur in Europe. Effective January 1, 1999 various European Countries will begin utilizing a single currency, "The Euro". From January 1999 thru December 2001, merchants will be encouraged to discontinue using local country currencies and begin using "the Euro" to transact business. Beginning in 2002, it will be required that business in the European Community be conducted using "The Euro". The Company sells to all of its customers in U.S. Dollars and does not expect to have accounting system issues relative to currency translation. The Company's selling prices are similar to most of its European Distributors and therefore should not cause significant disruption whether in dollars or "Euros". The Company and its distributors have not completed an analysis of what actions competitors might take as a result of "The Euro". Europe is a very important market for the Company's Valve and disruption or a loss of a portion of the Company's European business could have an adverse impact on the Company's financial position.

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

In accordance with the Act, the Company identifies the following important general factors which if altered from the current status could cause the Company's actual results to differ from those described in any forward-looking statements: the continued acceptance of the Company's mechanical heart Valve in international markets, the acceptance by the U.S. FDA of the Company's regulatory submissions, the continued performance of the Company's mechanical heart valve without structural failure, the actions of the Company's competitors including pricing changes and new product introductions, the continued performance of the Company's independent distributors in selling the Valve, the actions of the Company's supplier of pyrolytic carbon components for the Valve, and the effect of the Year 2000 Problem on the Company, its customers and suppliers. This list is not exhaustive, and the Company may supplement this list in any future filing or in connection with the making of any specific forward-looking statement.


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


Date:  November 13, 1998             ATS MEDICAL, INC.


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

                     27.1          Financial Data Schedule