Form 10-K
period 1998-12-31
ATS MEDICAL INC
filed 1999-03-30
CIK 824068

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    ---------

                                    FORM 10-K

            _X_ Annual report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
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

                               Yes _X_     No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

         The aggregate market value of voting stock held by nonaffiliates of the registrant as of March 19, 1999 was approximately $122,044,521 (based on the last sale price of such stock as reported by the NASDAQ National Market).

         The number of shares outstanding of each of the registrant's classes of common stock as of March 19, 1999 was:

             Common Stock, $.01 par value         17,838,679 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

         Pursuant to General Instruction G(3), the responses to Items 10, 11, 12 and 13 of Part III of this report are incorporated herein by reference to certain information contained in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1999.

                                ATS MEDICAL, INC.
                                 1998 FORM 10-K

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

THE ATS OPEN PIVOT VALVE

The ATS Open Pivot Bileaflet(TM) valve is designed to advance the standard of existing mechanical heart valves by combining a proprietary open pivot design and certain innovative features with the widely accepted biocompatibility and durability of pyrolytic carbon. The following characteristics are the primary advances of the ATS Medical valve:

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

Beginning in May 1992, after obtaining approval from its Medical Advisory Board, the Company commenced human implants in international markets. Through January 1, 1999, the Company estimates that over 28,000 ATS Medical valves have been implanted in patients outside of the United States. The Company has received implant registration data from over 172 institutions in 26 countries which have implanted the ATS Medical valve in patients. Published reports have documented the clinical performance of the ATS Medical valve.

PROSTHETIC HEART VALVE MARKET

Prosthetic heart valves have been in general use since the 1960's and represent an estimated $600 million worldwide market. The worldwide prosthetic heart valve market has grown at a rate of 3 to 4 percent annually over the last 6 years, principally due to the expansion of cardiovascular surgery facilities into the developing markets.

The worldwide prosthetic heart valve market is projected to continue to increase at annual rates of 3 to 5 percent due to the aging of the population and the expansion of cardiovascular surgery in international markets. One of the principal causes of valve replacement is the deterioration of natural valves through the aging process, with the average age of valve replacement patients in excess of 50 years. As this segment of the population increases, the market for prosthetic heart valves is expected to increase. In addition, rheumatic heart disease is a principal cause of valve replacement, particularly in areas where penicillin has been unavailable until relatively recently. As cardiovascular surgery facilities expand in developing markets, the number of prosthetic heart valve implants is expected to increase.

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

Since 1992, the Company has contracted with independent distributors in most of the developed international markets. The Company believes that this independent distributor network provides a rapid and cost efficient means of expanding the acceptance of the Valve in a wide range of international markets through an experienced sales force. The selection of an independent distributor does not involve significant expense to the Company and does not expose the Company to currency fluctuation risk because the distributor purchases Valves directly from the Company in United States dollars. The Company has been able to attract experienced mechanical valve sales organizations familiar with local markets and customs to act as distributors.

The Company has a standard distributor agreement with variations for certain distributors. Most of the distributor agreements establish quotas for sales of the Valve in the distributor's territory. Most of the distributor agreements also provide for termination at the option of the Company upon the departure of certain key employees of the distributor or the change in control of ATS Medical.

At December 31, 1998, the Company had contracts with 30 distributors covering 37 countries outside the United States. Sales to four of these distributors represented over 50% of total sales for each of the past three years. The table below outlines the sales of our top four distributors in the respective countries in which they operate:

                     Sales as a Percentage of Total Revenue
                     --------------------------------------

                           1998             1997             1996
                           ----             ----             ----
      Japan                19.2%            17.2%            14.0%
      France               16.0             11.2              9.2
      Germany              15.1             16.7             24.0
      Spain                 8.1              9.4             11.3

In 1998 the Company increased its sales management team by promoting Mr. Frank Santiago to the position of Vice President of Sales and Marketing. Mr. Santiago's strong background in cardiovascular products, distributor negotiations and his knowledge of the USA market will further strengthen our international sales effort and allow us to begin planning our entrance into the domestic valve market upon approval of our products by the FDA.

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

During 1998 the exchange rate for the U.S. Dollar remained strong relative to many international currencies. Currencies in the Far East were particularly weakened and since the Company sells in U.S. Dollars these currency changes were, in effect, price increases. In markets where the currency change was particularly dramatic such as Korea, sales actually declined because the Company could not reduce prices enough to retain some accounts.

COMPETITION

The mechanical heart valve market is highly competitive with one dominant company, St. Jude Medical, Inc. Other companies that sell mechanical valves include Medtronic, Inc., CarboMedics, Inc. ("CMI"), Baxter Edwards and Sorin Biomedica sPa. Medtronic, Inc. sells a monoleaflet mechanical valve that was introduced in the late 1970's as well as several tissue valves. CMI, which manufactures pyrolytic carbon components for the Company's valve, markets a bileaflet pyrolytic carbon valve with cavity pivot areas resembling those in the St. Jude valve. CMI introduced its bileaflet valve in international markets in 1986 and in 1993 received FDA approval to sell the valve in the United States. Baxter Edwards markets a bileaflet valve supplied by Sorin in international markets. The valve has a special cuff manufactured by Baxter. Sorin Biomedica sPa is an Italian company that sells a monoleaflet and a bileaflet mechanical valve. These and other competitors have significantly greater financial resources than the Company. The Company is aware of several companies that are developing new prosthetic heart valves. Several companies are developing and testing new autologous (created from the patient's own tissue) valves, more durable tissue valves and new bileaflet and trileaflet mechanical designs. Advancements also are being made in surgical procedures such as mitral valve reconstruction, whereby the natural mitral valve is repaired, thereby delaying the need for a replacement valve. Other companies are pursuing biocompatible coatings to be applied to mechanical valves in an effort to reduce the incidence of thromboembolic events and to treat tissue valves to forestall or eliminate calcific degeneration in these valves.

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

The Company believes that mechanical heart valves are currently being marketed to hospitals at prices that vary significantly from country to country due to market conditions, currency valuations, distributor mark-ups and government regulations. The Company believes that, after distributor mark-up, the ATS Medical valve sells at or above the current price of other valves in most markets. In many markets, government agencies are imposing or proposing price controls or restrictions on medical products. The Company works with its independent distributors to price the Valve in each market to meet these limitations. In addition, the Company's primary competitors have the ability, due to their internal carbon manufacturing facilities and economies of scale, to manufacture their valves at lower cost than the Company can manufacture the ATS Medical valve. The market leader has utilized price as a method to compete in several markets over the past year or two.

MANUFACTURING AND COMPONENT SUPPLY

The basic design from which the ATS Medical valve evolved was developed by CMI. CMI is the largest and most experienced manufacturer of pyrolytic carbon components used in mechanical heart valves. CMI has designed and patented numerous mechanical valves. CMI was in possession of a partially developed valve when it received a license from St. Jude Medical which allowed it to pursue the valve it is currently marketing. CMI offered to license the patented and partially developed valve to ATS Medical if ATS would complete the development and agree to purchase its components from CMI according to the terms of a supply agreement (the "Supply Agreement").

The Company commenced its valve development program by entering into four agreements with CMI: a license agreement, a development agreement, a supply agreement and an option agreement.

Under the terms of the license agreement with CMI (the "License Agreement"), the Company received a royalty-free worldwide exclusive license to the licensed patent. The License Agreement does not include the right to manufacture the pyrolytic carbon components, except that if CMI is unable to produce the components, the Company has the right and license to make or have made components. The License Agreement may be terminated by CMI or CMI may declare the license to be non-exclusive if the Company fails to meet the minimum purchase requirements under the Supply Agreement. Upon satisfaction of the Company's minimum purchase requirements under the Supply Agreement, the Company will have a paid-up, exclusive, royalty-free, worldwide license to the licensed patent. At the same time it entered into the License Agreement, the Company entered into a development agreement (the "Development Agreement") with CMI to complete design development of the pyrolytic carbon components and perform testing of the Valve. The Development Agreement provided that CMI, at the Company's direction, perform preliminary tests of the Valve and assist the Company in making changes in the design. As a result of these tests and certain design changes initiated by the Company, the Company finalized the design of the Valve and filed and received an additional U.S. patent covering the design modifications. The design improvements and the U.S. patent covering the modifications are the exclusive property of the Company. This today is the ATS Open Pivot Bileaflet valve.


In late 1992, upon completion of the Development Agreement, the Company began purchasing sets of Valve components from CMI under the Supply Agreement. The Company and CMI entered into an amendment to the Supply Agreement in December 1993 that modified the minimum purchase requirements. The Supply Agreement, as amended, has a term of 15 contract years and provides that the Company purchase a minimum number of Valve components in each of the first eight contract years. The sixth contract year was completed in December 1998. The total commitment for the next two contract years is approximately $33 million. If the minimum purchase requirements are not met during any of the first eight contract years, CMI may terminate the License Agreement or may declare the License Agreement to be non-exclusive. The Company may not purchase Valve components from any source other than CMI during the first eight contract years unless CMI is unable to deliver suitable components. After the eighth contract year, the Company must purchase the lower of either certain specified amounts or the number of Valves sold and/or disposed of by any means by the Company. The price for each Valve component set is determined for all fifteen contract years, with a price reduction for volume purchases and sales into certain developing countries, and a yearly price adjustment for changes in the U.S. Department of Labor Employment Cost Index.

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

The Company introduced an Aortic Valved Graft ("AVG") to international markets in 1997. The AVG consists of an ATS Medical valve connected to a collagen impregnated vascular graft. It is used in cases where the aortic valve and a portion of the ascending aorta must be replaced.

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

Regulation of heart valves varies widely in foreign countries, but generally is less stringent than in the United States. Foreign countries vary from having no regulations to having pre-market notice to a pre-market approval process. The Company or its independent distributor must obtain the appropriate approval, if any, from each country's regulatory agency prior to marketing the Valve in that country. The Company received CE Mark approval for all European Union Countries in March, 1995. The Company will continue to be subjected to various audits and tests under the European Community directives. In June 1996, the Company received approval to begin commercial sales in the Japanese market through a Shonin regulatory approval obtained by its distributor, Century Medical, Inc. In September 1998, the Company received approval from the Therapeutic Goods Administration for commercial sales in Australia. The Company is in the process of pursuing regulatory approval for the Valve in Canada.

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

The Company currently maintains a $35 million product liability insurance policy. A $5 million product liability insurance policy is required by the Supply Agreement. The Company is financially responsible for any uninsured claims or claims which exceed the insurance policy limits. At the present time, product liability insurance is expensive for mechanical valves. If insurance becomes completely unavailable, the Company must either develop a self-insurance program or sell without insurance, and the Company would be required to obtain the consent of CMI. The development of a self-insurance program would require significant capital.

CMI has made no warranty on the Valve components. The Company has agreed to hold CMI harmless and indemnify CMI in the event claims are made or damages are assessed against CMI as a result of the Valve.

EMPLOYEES

As of January 1, 1999, the Company had 74 full-time employees, of whom 18 were engaged in regulatory affairs and quality assurance, 35 in production and 21 in administrative, purchasing and marketing activities.

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


ITEM 3.     LEGAL PROCEEDINGS

            None


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

                        EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company are as follows:

NAME                 AGE   POSITION

Manuel A. Villafana   58   Chairman and Chief Executive Officer
Richard W. Kramp      53   President and Chief Operating Officer
Russell W. Felkey     48   Executive Vice President of Regulatory Affairs
                                 and Secretary
John H. Jungbauer     49   Vice President, Treasurer and Chief Financial Officer
Frank R. Santiago     47   Vice President, Sales and Marketing

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

FRANK R. SANTIAGO has served as Vice President of Sales and Marketing of the Company since June 1998 and has served as Director of Sales and Marketing since June 1997. From March 1985 to March 1997, Mr. Santiago owned and operated Hemotech Systems, a cardiovascular products and services company providing services such as ambulatory recording of electrocardiograms and blood pressure. Prior to 1987, Mr. Santiago was a cardiovascular specialist at American Edwards/Baxter, a regional training manager in various sales and marketing divisions at Johnson and Johnson and a product specialist at Ayerst Laboratories/American Home Products.

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

                                     PART II


ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            SHAREHOLDER  MATTERS

The Company's common stock (the "Common Stock") is traded on the Nasdaq National Market under the symbol "ATSI." The following table sets forth the high and low sale prices since January 1, 1997. Prices represent transactions between dealers and do not reflect retail markups, markdowns or commissions.

1998               HIGH     LOW               1997                HIGH      LOW

First Quarter     $8.18    $4.75              First Quarter      $8.50     $6.50
Second Quarter     8.37     6.37              Second Quarter      7.00      4.75
Third Quarter      8.00     5.00              Third Quarter       6.63      5.00
Fourth Quarter     7.69     4.31              Fourth Quarter      7.25      4.75

As of December 31, 1998 there were 602 record holders of the Common Stock. The Company has not paid cash dividends and has no present intentions of paying cash dividends on its Common Stock.

ITEM 6.     SELECTED FINANCIAL DATA

The following selected consolidated financial data of the Company have been derived from its financial statements for the years ended December 31, 1998, 1997, 1996, 1995 and 1994, which financial statements have been audited by Ernst & Young LLP. The data should be read in conjunction with the Company's audited financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

                                                                              Year ended December 31,
STATEMENTS OF OPERATIONS DATA:                    --------------------------------------------------------------------------------
                                                      1998             1997             1996             1995             1994
                                                  ------------     ------------     ------------     ------------     ------------
REVENUES:
 Net sales ...................................    $ 17,960,483     $ 14,515,915     $ 11,859,765     $  9,300,540     $  6,763,408
 Less cost of goods sold .....................      11,328,647        9,428,959        7,474,065        6,011,025        4,189,426
                                                  ------------     ------------     ------------     ------------     ------------

     GROSS PROFIT FROM OPERATIONS ............       6,631,836        5,086,956        4,385,700        3,289,515        2,573,982

OPERATING EXPENSES:
 Research, development and engineering .......       1,484,989        1,058,318          617,571          718,189          640,032
 Selling, general and administrative .........       3,591,551        3,339,488        3,065,402        2,549,570        1,993,447
                                                  ------------     ------------     ------------     ------------     ------------

     TOTAL EXPENSES FROM OPERATIONS ..........       5,076,540        4,397,806        3,682,973        3,267,759        2,633,479
 Interest income .............................       1,355,647        1,427,363          641,375          752,880           74,706
 Interest expense ............................               0                0                0          (31,224)         (31,317)
 Income taxes ................................         (72,000)         (13,846)         (22,500)         (28,888)         (25,243)
                                                  ------------     ------------     ------------     ------------     ------------

NET INCOME (LOSS) ............................    $  2,838,943     $  2,102,667     $  1,321,602     $    714,524     ($    41,351)
                                                  ============     ============     ============     ============     ============

NET INCOME PER SHARE:
  Basic ......................................    $       0.16     $       0.12     $       0.09     $       0.05     $       0.00
  Diluted ....................................    $       0.16     $       0.12     $       0.08     $       0.05     $       0.00

Cash dividends declared ......................               0                0                0                0                0
Weighted average number of shares outstanding:
  Basic ......................................      17,737,887       17,284,784       15,168,958       14,184,395       11,177,881
  Diluted ....................................      18,130,540       17,872,989       16,303,317       15,116,443       11,177,881


                                                                                    December 31,
                                                  --------------------------------------------------------------------------------
BALANCE SHEET DATA:                                   1998             1997             1996             1995             1994
                                                  ------------     ------------     ------------     ------------     ------------

Cash and cash equivalents ....................    $  7,754,077     $  4,568,332     $  2,320,010     $  2,213,632     $    628,368
Working capital ..............................      54,229,241       52,375,893       30,643,942       27,802,438       11,214,977
Total assets .................................      58,431,376       54,386,031       33,320,300       31,329,128       14,558,450
Long-term debt ...............................               0                0                0                0                0
Total liabilities ............................       2,611,801          863,292        1,393,561        2,269,707        1,790,773
Accumulated deficit ..........................     (15,652,311)     (18,491,255)     (20,593,921)     (21,915,523)     (22,630,047)
Shareholders' equity .........................      55,819,575       53,522,739       31,926,739       29,059,421       12,767,677


ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


YEAR ENDED DECEMBER 31, 1998 COMPARED TO 1997

Net sales for the year ended December 31, 1998 increased 24% to $17,960,483 compared to $14,515,915 for the year ended December 31, 1997. Unit sales increased 22% in 1998 compared to 1997 which is more than four times the rate of unit growth in the overall heart valve market. The two largest revenue increases in 1998 over 1997 were in France and Japan. Combined these two markets represented 59% of the total revenue increase. The Company sells to independent distributors with assigned territories (generally a specific country or region) who in turn sell the Valve to hospitals or clinics. The Company sells in U.S. dollars so currency risk is borne by the distributor. As the dollar increases in value against the distributor's local currency, the cost of the Valve increases for the distributor even though ATS does not change the selling price. For 1998 the sales growth over the corresponding period was achieved in spite of significant price competition from other valve manufacturers and the increased strength of the U.S. dollar relative to almost all foreign currencies. During 1998 and 1997 the Company was selling Valves in most developed countries and several lesser developed countries ("LDC's") so sales growth came primarily from increased usage in existing markets. In 1996 and each of the previous years, a portion of the sales increase came from opening new markets as well as increased usage within existing markets.

The average selling price of the Valve increased 3% from 1997 to 1998. Given the current strength of the U.S. dollar and the pricing strategies of its competitors the Company does not expect to be able to raise prices in 1999.

Prior to January 1997, all sales of Valves were to customers outside of the United States. In 1997 and 1998 the Company has been conducting a clinical study of the Valve at fifteen hospitals in the United States. During the study, Valves are provided to the hospitals at prices designed to recover some of the costs of the clinical study.

Cost of sales for 1998 totaled $11,328,647 or 63% of sales compared to $9,428,959 or 65% of sales for 1997. The price of the carbon components contained in the Valves sold in 1998 decreased 4% as compared to the cost of carbon components contained in the Valves sold in 1997. Based upon the Company's internal sales projections, the price of the carbon contained in Valves sold in 1999 is expected to be 3% higher than in 1998. The Company purchases pyrolytic carbon components for the Valve from CarboMedics, Inc. ("CMI"). Approximately 80% of the total cost of a valve is contained in the cost of the carbon components. The price of the components is set under a multi-year supply agreement between the Company and CMI. The price was established in 1990, and varies according to annual volume and is adjusted annually according to increases in the U.S. Department of Labor Employment Cost Index. The Company uses the first-in first-out ("FIFO") method of accounting for inventory. Approximately 14% of the valves sold in 1998 were made with carbon purchased in 1995 (under FIFO) and the remainder with carbon purchased in 1996. The cost of carbon components, after giving effect to volume discounts and inflationary adjustments rose 3.3% in 1995 (the third contract year), decreased 7% in 1996, rose 3% in 1997 and rose 3.2% in 1998. For 1999 (the seventh contract year) the Company expects to pay 3.2% more for carbon components than in 1998.

Gross profit totaled $6,631,836 for the year ended December 31, 1998 or 37% of sales, compared to gross profit of $5,086,956 or 35% of sales for year ended December 31, 1997. The increase in average selling price accounted for most of the gross profit increase. This improvement, along with the 4% decrease in carbon component prices and operating efficiencies accounts for the gross profit increase.

Research, development and engineering expenses totaled $1,484,989 for the year ended December 31, 1998 versus $1,058,318 for the year ended December 31, 1997. The majority of the increase is related to the costs associated with the Company's U.S. clinical study. Approximately 27% and 42% of research and development expenses for the years ended December 31, 1998 and 1997, respectively, were for testing and outside consulting services related to the Valve. During the year ended December 31, 1997 a significant component of the development expense was for work on an aortic valved graft ("AVG"). The AVG is a standard ATS Medical, Inc. replacement aortic heart valve sutured at the end of a collagen impregnated dacron tube. This product extension is used in surgeries where the patient's aorta and aortic valve are damaged or degenerated. Most other valve manufacturers provide a similar product. This development project was completed in 1997 and there was not a similar project expense in 1998.

The Company began human implants in the United States under an Investigational Device Exemption ("IDE") in January 1997. The Company sells the Valves to the hospitals involved in the study and the cost of the Valve is eligible for reimbursement by Medicare and most private pay insurance companies. The Company is responsible for reimbursing the hospital for certain additional tests and procedures required by the clinical protocol. The estimated total cost of follow-up is accrued at the time of the sale as research and development expense.

Selling, general and administrative expenses totaled $3,591,551 for the year ended December 31, 1998, an increase from the $3,339,488 reported for the year ended December 31, 1997. The year ended December 31, 1997 included $153,921 for separation pay related to the shutdown of the Company's subsidiary in Glasgow, Scotland. The increase in selling, general and administrative expenses for the year ended December 31, 1998 compared to 1997 is in part because salaries and benefits increased 14% in 1998. The Company had 78 employees at December 31, 1998 compared to 65 employees at December 31, 1997.

Interest income totaled $1,355,647 for the year ended December 31, 1998 compared to $1,427,363 for the year ended December 31, 1997. The decrease in interest income in 1998 was the result of lower average investable cash balances during 1998 and lower interest rates. Cash on hand at December 31, 1998 is less than the amount on hand at December 31, 1997. Interest income in 1999 is expected to be approximately 50% less than in 1998. The Company is investing cash in carbon and the completion of a large quantity of valves in anticipation of the market release of the Valve in the United States.

Net income totaled $2,838,943 for the year ended December 31, 1998 compared to $2,102,667 for the year ended December 31, 1997. The $866,146 increase in operating income in 1998 as compared to 1997 was the primary factor in the increase in net income.

The Company has accumulated net operating loss carryforwards for U.S. tax purposes. Section 382 of the Internal Revenue Code of 1986, as amended, provides, in part, that if an "ownership change" occurs with respect to any corporation with net operating loss carryforwards, such as the Company, the net operating loss carryforwards can be used to offset future income only to the extent of the annual "Section 382 limitation." An ownership change generally occurs if there has been more than a 50 percent change in the stock ownership of a corporation over a three year period. The Section 382 limitation is an amount determined by multiplying the value of the corporation's stock on the date of an ownership change by the federal long-term tax-exempt rate in effect for the month of the ownership change. As a result of Section 382, utilization of all or a portion of a corporation's net operating loss carryforwards may be limited. The Company believes that as a result of the Company's registered direct equity offering in early 1995 and the sale of 1,568,940 shares of common stock in 1997, the Company experienced an ownership change, and the Company's ability to fully utilize $15 million of its existing net operating loss carryforwards will be restricted to approximately $3 million per year. Due to the application of the annual Section 382 limitation and the other provisions of Section 382, some of the net operating loss carryforwards of the Company may expire before they can be used by the Company to reduce its federal income tax liabilities.

Income taxes for years ended December 31, 1998 and 1997 are mostly due to alternative minimum tax on earnings. The alternative minimum tax can be used as a credit against future regular tax liabilities, however, the Company has provided 100% valuation allowances against this credit and all of its other tax attributes. The Company will recognize the benefit of its tax attributes when it is more likely than not that these benefits will be realized.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO 1996

Net sales totaled $14,515,915 for the year ended December 31, 1997, an increase of $2,656,150 or 22% over the net sales of $11,859,765 reported for the year ended December 31, 1996. Unit sales increased 25% from 1996. During 1997 the exchange rate for many currencies fell in value relative to the U.S. dollar. In Europe, these changes caused a decrease in value for some currencies of as much as 15%. The consequence of this currency change is the same as a price increase to our distributors. The Company responded in select countries by lowering the dollar price of the Valve.

Cost of goods sold increased 26% to $9,428,959 for the year ended December 31, 1997 from $7,474,065 for the year ended December 31, 1996. Cost of goods sold as a percentage of sales increased from 63% for the year ended December 31, 1996 to 65% for the year ended December 31, 1997, primarily due to lower average selling prices.

Gross profit increased from $4,385,700 for the twelve months ended December 31, 1996 to $5,086,956 for the twelve months ended December 31, 1997. Gross profit as a percent of sales was 35% in 1997 and 37% in 1996. The decrease in the average selling price per unit was the most significant factor in the erosion of the gross margin.

Research, development and engineering expenses totaled $1,058,318 for the year ended December 31, 1997 compared to $617,571 for the year ended December 31, 1996. During 1997 the Company completed design and testing on a product extension, the aortic valve graft (AVG). This effort accounted for 20% of 1997 research and development expense with most of the remainder being spent on the clinical study of the Valve. The Company's research efforts in 1996 were on improved package design and tooling for Valve assembly. Approximately 58% of 1997 and 56% of 1996 R & D expenses related to the clinical study of the Valve outside the United States and physical testing of the Valve and related consulting to support the Company's IDE application to the FDA.

Selling, general and administrative expenses increased 9% from $3,065,402 for the year ended December 31, 1996 to $3,339,488 for the year ended December 31, 1997. This increase resulted from primarily two factors in 1997. In October 1997 the Company closed its facility in Scotland and consolidated those operations at its Plymouth, Minnesota headquarters. One-time costs associated with this closing of approximately $225,000 were charged to selling, general and administrative expense in 1997. Second, the Company increased the number of employees from 50 in 1996 to 65 in 1997. In November, 1996 the Company sponsored the Second International Symposium on the ATS Medical Heart Valve at an expense of approximately $333,000.

Following the Company's $14.75 million stock sale in February 1997 and $4.7 million warrant exercise in March 1997, the Company had substantially more cash, cash equivalents and short-term investments earning interest. Interest income in 1997 increased to $1,427,363 for the year ended December 31, 1997 compared to $641,375 for the year ended December 31, 1996.

The Company recorded $13,846 and $22,500 in income tax expense for 1997 and 1996, respectively. These taxes arose from the Alternative Minimum Tax and certain items of income in the United Kingdom.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities decreased by $4,943,546 from $25,550,508 at December 31, 1997 to $20,606,962 at December 31, 1998. Inventory
purchases and accounts receivable growth, less the increase in accounts payable and net earnings, caused the Company to have negative cashflow from operations.

During 1998 the Company purchased $13.9 million of heart valve components in accordance with the terms of its long-term supply agreement with CarboMedics, Inc. (the "Supply Agreement"). During the contract years 1999 and 2000 the Company is obligated to purchase an aggregate of approximately $33 million of components ($14.4 million in 1999).

The minimum purchases under the Supply Agreement are not tied to sales of the Company's Valve and the Company does not expect sales of the Valve to exceed the minimum purchase requirements under the Supply Agreement until the Valve is approved for sale in the United States. After the Company purchases the minimum required Valves under the CMI supply agreement for the Year 2000, the Company will be obligated under the Supply Agreement only to buy what it sells.

Accounts receivable increased from $4,446,834 at December 31, 1997 to $5,820,699 at December 31, 1998. Most of the Company's sales have been to customers in international markets and while the Company attempts to set standard 60 day terms for receivables, competitive pressures and geographical economic situations have caused the Company to selectively extend the terms for payment. At December 31, 1998, the account balance for one customer was 26% of outstanding receivables. The Company has done business with this customer since 1992 and the size of the receivable, while substantial, is consistent with the growth of business in this market and in line with the size of the customer's overall business.

Current liabilities increased from $863,292 at December 31, 1997 to $2,611,801 at December 31, 1998. The majority of the increase is in accounts payable and is related to the amount owing to CarboMedics, Inc. under the Supply Agreement.

Based upon the Company's current rate of sales, its expected obligations under the Supply Agreement and its expected expenses, the Company anticipates that existing cash, cash equivalents and short-term investments will be sufficient to satisfy its capital requirements through 2000. Beyond 2000 the Company should be cashflow positive or at worst cashflow neutral barring a significant change in the Company's business plan.

The Company does not use derivatives and therefore does not face market risk from currency or interest rate changes on these types of instruments. There would be no impact on the Company's operations from interest rate changes on debt instruments since the Company has not used debt to finance its operations. Assuming that interest rates on investment grade securities were to decrease by 10%, the Company's interest income would decrease by approximately $100,000 based on the level of investable funds available to the Company at December 31, 1998.

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

The Company's internal financial, manufacturing and other computer systems are being reviewed to assess and remediate Year 2000 problems. The Company's assessment of internal systems includes its information technology ("IT") as well as non-IT systems (systems which contain embedded technology and are used in manufacturing or process control equipment containing microprocessors or other similar circuitry). As a result of this review the Company determined that some of its equipment and software needed to be upgraded or replaced. During 1998 the Company spent approximately $59,000 on hardware and software some of which was necessary to eliminate potential Year 2000 problems. In addition, the Company will take delivery on custom measuring equipment valued at $375,000 during the first quarter, 1999. The primary purpose of this equipment is to improve processing of the Company's products but it will also contain Year 2000 compliant software. The Company's 1999 budget for hardware and software is $164,528 including the replacement or upgrade of personal computers, workstations and software which are not currently Year 2000 compliant.

Since substantially all of this hardware and software is being purchased from large, industry-leading vendors (i.e. Compaq, Lotus, and Microsoft), the Company will rely on vendor certification and internal tests to determine Year 2000 compliance as opposed to hiring consultants to perform reviews. Such certifications and tests are scheduled to be obtained or completed by the end of the second quarter 1999.

In addition, during the first quarter of 1999 the Company is requesting assurances from its major suppliers that they are addressing the Year 2000 problem and that products purchased by the Company from such suppliers will function properly in the Year 2000. The Company has a significant inventory of product components on hand, however, certain key components for the Valve are available from a single supplier and a protracted Year 2000 problem for this vendor could have an adverse impact on the Company. Contacts are also being made with the Company's major customers. These contacts with the Company's suppliers and customers are intended to help mitigate the possible external impact of the Year 2000 problem. However, it is impossible to fully assess the potential consequences in the event service interruption from suppliers occur or in the event that there are disruptions in such infrastructure areas as utilities, communications, transportation, banking and government.

The total estimated cost for resolving the Company's Year 2000 issues is approximately $598,500, of which approximately $225,000 has been spent through December 31, 1998. The total cost estimate includes the cost of replacing non-compliant systems as a remediation cost in cases where the Company has accelerated plans to replace such systems. Estimates of Year 2000 costs are based on numerous assumptions, and there can be no assurance that the estimates are correct or that actual costs will not be materially greater than anticipated.

Based upon its assessments to date, the Company believes it will not experience any material disruption in its operations as a result of Year 2000 problems to internal financial, manufacturing and other process control systems, or in its interface with major customers and suppliers. However, if major suppliers, including those providing component parts, electricity, communications and transportation services, experience difficulties resulting in disruption of critical supplies or services to the Company, a shutdown of the Company's operations could occur for the duration of the disruption. The Company has not yet developed contingency plans to help provide continuity of normal business operations in the event that problem scenarios arise, but it will assess the need to develop such plans based on the outcome of compliance areas currently under review, and the results of remaining survey feedback from its major suppliers and customers. Assuming no major disruption in service from critical third party providers, the Company believes that it will be able to manage the Year 2000 transition without any material effect on the Company's results of operations or financial position. There can be no assurance, however, that unexpected difficulties will not arise and, if so, that the Company will be able to timely develop and implement an effective contingency plan.

THE SINGLE EUROPEAN CURRENCY

A significant portion of the Company's sales occur in Europe. Effective January 1, 1999 various European countries began utilizing a single currency, the "Euro". From January 1999 through December 2001, merchants will be encouraged to discontinue using local country currencies and begin using the Euro to transact business. Beginning in 2002, it will be required that business in the European Community be conducted using the Euro. The Company sells to all of its customers in U.S. Dollars and does not expect to have accounting system issues relative to currency translation. The Company's selling prices are similar to most of its European distributors and therefore should not cause significant disruption whether in dollars or Euros. The Company and its distributors have not completed an analysis of what actions competitors might take as a result of the Euro. Europe is a very important market for the Company's Valve. Disruption or loss of a portion of the Company's European business could have a material and adverse impact on the Company's financial position.

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

In accordance with the Act, the Company identifies the following important general factors which if altered from the current status could cause the Company's actual results to differ from those described in any forward-looking statements: the continued acceptance of the Company's mechanical heart Valve in international markets, the acceptance by the U.S. FDA of the Company's regulatory submissions, the continued performance of the Company's mechanical heart valve without structural failure, the actions of the Company's competitors including pricing changes and new product introductions, the continued performance of the Company's independent distributors in selling the Valve, the actions of the Company's supplier of pyrolytic carbon components for the Valve and the effect of the Year 2000 problem on the Company, its suppliers and its customers. This list is not exhaustive, and the Company may supplement this list in any future filing or in connection with the making of any specific forward-looking statement.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK

The Company does not use derivatives and therefore does not face market risk from currency or interest rate changes on these types of instruments. There would be no impact on the Company's operations from interest rate changes on debt instruments since the Company has not used debt to finance its operations. Assuming that interest rates on investment grade securities were to decrease by 10%, the Company's interest income would decrease by approximately $100,000 based on the level of investable funds available to the Company at December 31, 1998.


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


ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See Part I of this Report. Pursuant to General Instruction G(3), reference is made to information contained under the heading "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1999, which information is incorporated herein.


ITEM 11.    EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3), reference is made to information contained under the heading "Executive Compensation" and "Compensation of Directors" in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1999, which information is incorporated herein, excluding the "Report of the Compensation Committee Concerning Executive Compensation".


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT

Pursuant to General Instruction G(3), reference is made to information contained under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1999, which information is incorporated herein.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G(3), reference is made to information contained under the headings "Election of Directors" and "Executive Compensation" in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1999, which information is incorporated herein, excluding the "Report of the Compensation Committee Concerning Executive Compensation".

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

3.2 Bylaws of the Company, as amended to date (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K")).

4.1 Specimen certificate for shares of Common Stock of the Company (Incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K")).

4.2 Form of Warrant issued in 1993 Private Placement (Incorporated by reference to Exhibit 4.4 to the 1993 Form 10-K).

10.1** 1987 Stock Option and Stock Award Plan, as restated and amended to date (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

10.2** Agreement between the Company and Manuel A. Villafana dated April 20, 1998 (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1998).

10.3 Lease Agreement between the Company and Crow Plymouth Land Limited Partnership dated December 22, 1987 (Incorporated by reference to
            Exhibit 10(d) to the Company's Registration Statement on Form S-18, File No. 33-34785-C (The "Form S-18")).

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

10.18       Form of Distributor Agreement. (Incorporated by reference to Exhibit
            10.22 to the 1994 Form 10-K).

10.19** Form of Agreement between ATS Medical, Inc. and each officer dated June 30, 1995 concerning severance benefits upon a change in control (Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (The "1995 Form 10-K")).

10.20 ATS Medical, Inc. Change in Control Severance Pay Plan (Incorporated by reference to Exhibit 10.24 to the 1995 Form 10-K).

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

10.23 Amendment No. 6 to Lease Agreement between the Company and St. Paul Properties, Inc., dated November 25, 1997 (Incorporated by reference to Exhibit 10.23 to the 1997 Form 10-K).

10.24       1998 Employee Stock Purchase Plan (Incorporated by reference to
            Exhibit 4 to the Company's Registration Statement on Form S-8, File No. 333-57527).

10.25**     1998 Management Incentive Compensation Plan.

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

Dated:  March 29, 1999                     ATS MEDICAL, INC.


                                           By /s/ John H. Jungbauer
                                           ----------------------------
                                           John H. Jungbauer
                                           Chief Financial Officer

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
                                                            )               John H. Jungbauer
John H. Jungbauer*           Vice President, Treasurer      )               Pro se and
                             and Chief Financial  Officer   )               Attorney-in-fact
                             (principal financial and       )
                             accounting officer)            )
                                                            )      Dated:  March 29, 1999
Charles F. Cuddihy, Jr.*     Director                       )
                                                            )
David L. Boehnen*            Director                       )
                                                            )
A. Jay Graf*                 Director                       )


*By Power of Attorney filed with this report as Exhibit 24 hereto.

                                ATS MEDICAL, INC.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 1998

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

ATS MEDICAL, INC.

FORM 10-K ITEM 8 AND ITEM 14(a) (1) and (2) and (d)

LIST OF FINANCIAL STATEMENTS AND STATEMENT SCHEDULE


The following financial statements of ATS Medical, Inc. are incorporated in Part II, Item 8 and Part IV, Item 14(a)(1) of this Annual Report on Form 10-K by this reference:

Report of Independent Auditors.

Consolidated Statements of Financial Position at December 31, 1998 and 1997.

Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996.

Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996.

Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

Notes to Consolidated Financial Statements.


The following financial statement schedule of ATS Medical, Inc. is incorporated in Part IV, Item 14(a)(2) and (d) of this Annual Report on Form 10-K by this reference:

         Schedule II - Valuation and Qualifying Accounts and Reserves

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                  Years ended December 31, 1998, 1997 and 1996

                                                                            Page
                                                                            ----
Report of Independent Auditors...............................................F-1

Audited Consolidated Financial Statements

Consolidated Statements of Financial Position................................F-2

Consolidated Statements of Income............................................F-3

Consolidated Statement of Changes in Shareholders' Equity....................F-4

Consolidated Statements of Cash Flows........................................F-5

Notes to Consolidated Financial Statements...................................F-6

                         Report of Independent Auditors


Board of Directors and Shareholders
ATS Medical, Inc.

We have audited the accompanying consolidated statements of financial position of ATS Medical, Inc. and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ATS Medical, Inc. and subsidiary at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                  Ernst & Young LLP

Minneapolis, Minnesota
February 5, 1999

                                ATS Medical, Inc.

                  Consolidated Statements of Financial Position

                                                                       DECEMBER 31
                                                                 1998               1997
                                                             ------------       ------------
ASSETS
Current assets:
   Cash and cash equivalents                                 $  7,754,077       $  4,568,332
   Short-term investments                                      12,852,885         20,982,176
                                                             ------------       ------------
                                                               20,606,962         25,550,508
   Accounts receivable, less allowance of $185,000 in
      1998 and $260,000 in 1997                                 5,820,699          4,446,834
   Inventories                                                 29,954,718         22,686,273
   Prepaid expenses                                               458,663            555,570
                                                             ------------       ------------
Total current assets                                           56,841,042         53,239,185

Furniture and equipment, net                                    1,202,784            776,187

Other assets                                                      387,550            370,659
                                                             ------------       ------------
Total assets                                                 $ 58,431,376       $ 54,386,031
                                                             ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                          $  2,355,443       $    621,708
   Accrued payroll and expenses                                   256,358            241,584
                                                             ------------       ------------
Total current liabilities                                       2,611,801            863,292

Shareholders' equity:
   Common Stock, $.01 par value:
      Authorized shares--40,000,000
      Issued and outstanding shares--17,824,137 in 1998
         and 17,589,058 in 1997                                   178,241            175,891
   Additional paid-in capital                                  71,249,846         71,797,796
   Accumulated other comprehensive income                          43,799             40,306
   Accumulated deficit                                        (15,652,311)       (18,491,254)
                                                             ------------       ------------
Total shareholders' equity                                     55,819,575         53,522,739
                                                             ------------       ------------
Total liabilities and shareholders' equity                   $ 58,431,376       $ 54,386,031
                                                             ============       ============

SEE ACCOMPANYING NOTES.

                                ATS Medical, Inc.

                        Consolidated Statements of Income

                                                               YEAR ENDED DECEMBER 31
                                                       1998             1997             1996
                                                    -----------      -----------      -----------
Net sales                                           $17,960,483      $14,515,915      $11,859,765
Cost of goods sold                                   11,328,647        9,428,959        7,474,065
                                                    -----------      -----------      -----------
Gross profit                                          6,631,836        5,086,956        4,385,700

Expenses:
   Research, development and engineering              1,484,989        1,058,318          617,571
   Selling, general and administrative                3,591,551        3,339,488        3,065,402
                                                    -----------      -----------      -----------
                                                      5,076,540        4,397,806        3,682,973
                                                    -----------      -----------      -----------
Operating income                                      1,555,296          689,150          702,727

Interest income                                       1,355,647        1,427,363          641,375
                                                    -----------      -----------      -----------

Income before income taxes                            2,910,943        2,116,513        1,344,102
Income tax expense                                       72,000           13,846           22,500
                                                    -----------      -----------      -----------
Net income                                          $ 2,838,943      $ 2,102,667      $ 1,321,602
                                                    ===========      ===========      ===========

Net income per share:
   Basic                                            $       .16      $       .12      $       .09
   Diluted                                          $       .16      $       .12      $       .08

Weighted average number of shares outstanding:
   Basic                                             17,737,887       17,284,784       15,168,958
   Diluted                                           18,130,540       17,872,989       16,303,317


SEE ACCOMPANYING NOTES.

                                ATS Medical, Inc.

            Consolidated Statement of Changes in Shareholders' Equity

                                                                                   ACCUMULATED
                                             COMMON STOCK           ADDITIONAL        OTHER
                                      ------------------------        PAID-IN     COMPREHENSIVE     ACCUMULATED
                                        SHARES         AMOUNT         CAPITAL         INCOME          DEFICIT           TOTAL
                                    ---------------------------------------------------------------------------------------------
Balance at
    December 31, 1995                 14,963,604      $149,636     $ 50,777,154      $ 48,154      $(21,915,523)     $ 29,059,421
        Stock options exercised           58,643           586          129,804            --                --           130,390
        Stock warrants                   265,795         2,658        1,406,357            --                --         1,409,015
        exercised

    Change in unrealized loss
        on short-term
        investments, net of tax               --            --               --        (7,262)               --            (7,262)
    Change in foreign
        currency translation                  --            --               --        13,573                --            13,573
    Net income for the year                   --            --               --            --         1,321,602         1,321,602
                                                                                                                     ------------
    Comprehensive income                                                                                                1,327,913
                                    ---------------------------------------------------------------------------------------------
Balance at
    December 31, 1996                 15,288,042       152,880       52,313,315        54,465       (20,593,921)       31,926,739
    Common stock issued in
        a private placement,
        net of selling
        expenses of $27,627            1,568,940        15,690       14,706,682            --                --        14,722,373
    Stock options exercised               26,327           263           41,451            --                --            41,714
    Stock warrants exercised             705,749         7,058        4,736,348            --                --         4,743,405

    Change in unrealized loss
        on short-term
        investments, net of tax               --            --               --        (5,591)               --            (5,591)
    Change in foreign
        currency translation                  --            --               --        (8,568)               --            (8,568)
    Net income for the year                   --            --               --            --         2,102,667         2,102,667
                                                                                                                     ------------
    Comprehensive income                                                                                                2,088,508
                                    ---------------------------------------------------------------------------------------------
Balance at
    December 31, 1997                 17,589,058       175,891       71,797,796        40,306       (18,491,254)       53,522,739
    Common stock issued
        under the Employee
        Stock Purchase Plan                7,934            79           42,020            --                --            42,099
    Stock options exercised              227,145         2,271         (589,970)           --                --          (587,699)

    Change in foreign
        currency translation                  --            --               --         3,493                --             3,493
    Net income for the year                   --            --               --            --         2,838,943         2,838,943
                                                                                                                     ------------
    Comprehensive income                                                                                                2,842,436
                                    ---------------------------------------------------------------------------------------------
Balance at
    December 31, 1998                 17,824,137      $178,241     $ 71,249,846      $ 43,799      $(15,652,311)     $ 55,819,575
                                    =============================================================================================

SEE ACCOMPANYING NOTES.

                                ATS Medical, Inc.

                      Consolidated Statements of Cash Flows

                                                                       YEAR ENDED DECEMBER 31
                                                             1998               1997               1996
                                                        ---------------------------------------------------
OPERATING ACTIVITIES
Net income                                               $  2,838,943       $  2,102,667       $  1,321,602
Adjustments to reconcile net income to net cash
   used in operating activities:
      Depreciation                                            267,187            246,140            233,867
      Loss on disposal of equipment                             1,965             50,985             17,925
      Changes in operating assets and liabilities:
           Accounts receivable                             (1,373,865)        (1,307,275)            85,548
           Prepaid expenses                                    96,907            (87,322)           (27,567)
           Other assets                                       (16,891)            17,574            (18,799)
           Inventories                                     (7,268,445)        (4,444,207)        (4,820,321)
           Accounts payable and accrued expenses            1,748,509           (530,269)          (876,146)
                                                        ---------------------------------------------------
Net cash used in operating activities                      (3,705,690)        (3,951,707)        (4,083,891)

INVESTING ACTIVITIES
Purchases of short-term investments                       (20,103,048)       (29,435,865)        (9,486,341)
Maturities of short-term investments                       28,232,339         16,315,717         12,382,440
Purchases of furniture and equipment                         (695,750)          (178,748)          (258,808)
                                                        ---------------------------------------------------
Net cash provided by (used in) investing                    7,433,541        (13,298,896)         2,637,291
   activities

FINANCING ACTIVITIES

Net (payments) proceeds from issuance
   (redemption) of Common Stock                              (545,599)        19,507,493          1,539,405
                                                        ---------------------------------------------------
Net cash (used in) provided by financing
   activities                                                (545,599)        19,507,493          1,539,405

Effect of exchange rate changes on cash                         3,493             (8,568)            13,573
                                                        ---------------------------------------------------
Increase in cash and cash equivalents                       3,185,745          2,248,322            106,378
Cash and cash equivalents at beginning of year              4,568,332          2,320,010          2,213,632
                                                        ---------------------------------------------------
Cash and cash equivalents at end of year                 $  7,754,077       $  4,568,332       $  2,320,010
                                                        ===================================================

SEE ACCOMPANYING NOTES.

                                ATS Medical, Inc.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS ACTIVITY

ATS Medical, Inc. (the "Company") manufactures and sells a bileaflet mechanical heart valve. The principal markets for the Company's mechanical heart valve include Europe, Asia, Australia, South Africa and South America. The Company is sponsoring clinical trials of the valve in Canada and the United States in order to demonstrate safety and effectiveness and to be allowed to market the valve in these countries.

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

SHORT-TERM INVESTMENTS

Short-term investments are composed of debt securities and are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a part of comprehensive income in shareholders' equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in other income.

INVENTORIES

Inventories are carried at the lower of cost (first-in, first-out basis) or market. The majority of the inventories consist of purchased components.

                                ATS Medical, Inc.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

OTHER ASSETS

Prior to obtaining directors' and officers' liability insurance, the Company had placed $387,550 and $370,659 as of December 31, 1998 and 1997, respectively, in a self-insurance trust.

FURNITURE AND EQUIPMENT

Furniture and equipment are stated at cost. Depreciation is provided for at rates calculated to amortize the cost of the property over its estimated useful life (three to ten years) using the straight-line method. Leasehold improvements are amortized over the related lease term or estimated useful life, whichever is shorter.

REVENUE RECOGNITION

The Company recognizes revenue at the time of shipment and invoicing of the product.

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

                                ATS Medical, Inc.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET INCOME PER SHARE

Basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the year.

2.       SHORT-TERM INVESTMENTS

As of December 31, 1998 and 1997, the cost of short-term investments held by the Company approximated their fair market value of $12,852,885 and $20,982,176, respectively. As a result no unrealized gains or losses were recognized at December 31, 1998 and 1997.

All investments have maturity dates of one year or less.

3.       FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

                                                       DECEMBER 31
                                              1998                    1997
                                           ----------------------------------

Furniture and fixtures                     $  181,947              $  155,363
Equipment                                   1,506,627               1,321,068
Leasehold improvements                        588,830                 479,795
Construction in progress                      318,907                  67,420
                                           ----------------------------------
                                            2,596,311               2,023,646
Less accumulated depreciation               1,393,527               1,247,459
                                           ----------------------------------
                                           $1,202,784              $  776,187
                                           ==================================

                                ATS Medical, Inc.

4.       FINANCING ARRANGEMENT

The Company has a $5 million revolving line of credit with a bank which accrues interest at a rate .5% below the bank's reference rate (7.25% at December 31, 1998) and is secured by a portion of the Company's short-term investments. The Company must repay any amounts owed under the line of credit by June 30, 1999. Interest on the line of credit is payable monthly. The Company had no borrowing against this facility at December 31, 1998.

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

The Company has 2,030,403 shares of Common Stock reserved for issuance under various option and warrant grants.

6.       EMPLOYEE STOCK PURCHASE PLAN

In May 1998, the Company implemented the 1998 ATS Medical, Inc. 423 Employee Stock Purchase Plan. Under the terms of the plan, employees are eligible to purchase Common Stock of the Company on a quarterly basis. Employees can purchase Common Stock at 85% of the lesser of the market price of the Common Stock on the first day of the quarter or the last day of the quarter. During July and October 1998, 3,929 and 4,005 shares of Common Stock were purchased under the plan at $5.95 and $4.68 per share, respectively.

                                ATS Medical, Inc.

7.       STOCK OPTIONS

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

The following table summarizes the options to purchase shares of the Company's Common Stock under the Plan:

                                                           STOCK OPTIONS
                                                            OUTSTANDING
                                     SHARES               UNDER THE PLAN        WEIGHTED AVERAGE
                                    RESERVED       ---------------------------   EXERCISE PRICE
                                   FOR GRANT           ISO            NON-ISO       PER SHARE
                                   -------------------------------------------------------------
Balance December 31, 1995            470,004          405,813          601,000       $   2.56
  Options granted                   (395,000)         299,500           95,500           9.00
  Options exercised                       --          (29,643)         (29,000)          2.22
  Options canceled                    38,125          (21,000)         (17,125)          6.07
                                   -------------------------------------------
Balance December 31, 1996            113,129          654,670          650,375           4.37
  Additional shares reserved       1,000,000               --               --
  Options granted                   (374,600)         284,928           89,672           5.51
  Options exercised                       --           (7,500)         (18,827)          1.59
  Options canceled                   151,250         (123,125)         (28,125)          9.15
                                   -------------------------------------------
Balance December 31, 1997            889,779          808,973          693,095           4.23
  Options granted                    (47,500)          25,000           22,500           6.45
  Options exercised                       --          (90,271)        (271,173)           .95
  Options canceled                    43,100          (18,100)         (25,000)          6.86
                                   -------------------------------------------
Balance December 31, 1998            885,379          725,602          419,422       $   5.27
                                   ===========================================

                                ATS Medical, Inc.

7.       STOCK OPTIONS (CONTINUED)

The following table summarizes information about stock options outstanding including non-plan options to purchase 25,000 shares at December 31, 1998:

                              OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                     --------------------------------------    -----------------------
                                      WEIGHTED
                                      AVERAGE      WEIGHTED                   WEIGHTED
                                     REMAINING      AVERAGE                    AVERAGE
RANGE OF EXERCISE       NUMBER      CONTRACTUAL    EXERCISE      NUMBER       EXERCISE
      PRICES         OUTSTANDING        LIFE         PRICE     EXERCISABLE      PRICE
-----------------    --------------------------------------    -----------------------
  $1.00 - $ 3.63        519,045      3.92 years      $3.34       519,045        $3.34
   5.06 -   8.25        563,479      8.02 years       6.27       234,479         6.53
   9.00 -  10.13         87,500      7.07 years       9.74        50,750         9.70
                      ---------                                ---------
  $1.00 - $10.13      1,170,024      6.13 years      $5.23       804,274        $4.67
                      =========                                =========

The weighted average fair value of options granted during the years ended December 31, 1998, 1997 and 1996 was $6.45, $5.51 and $9.00, respectively.

Non-Plan options to purchase 25,000 and 32,500 shares exercisable at $3.63 per share were outstanding at December 31, 1998 and 1997, respectively.

At December 31, 1998, 1997 and 1996, Plan and non-Plan options for 804,274, 984,218 and 816,421 shares of Common Stock, respectively, were exercisable at a weighted average price of $4.67, $3.06 and $2.44 per share, respectively. Options can be exercised by tendering shares previously acquired.

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

                                ATS Medical, Inc.

7.       STOCK OPTIONS (CONTINUED)

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1998, 1997 and 1996: risk-free interest rate of 4.65%, 5.20% and 6.03%, respectively; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of .79, .80 and .46 and a weighted average expected life of the option of 6, 5 and 4 years, respectively.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                        1998            1997            1996
                                     ------------------------------------------
Pro forma net income                 $2,053,588      $1,634,401      $1,122,778

Pro forma net income per share:
   Basic                             $      .12      $      .09      $      .07
   Diluted                           $      .11      $      .09      $      .07

The pro forma effect on net income is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

                                ATS Medical, Inc.

8.       LEASES

The Company has amended its operating lease for facilities in Plymouth, Minnesota. The lease has a remaining life of 50 months and expires February 28, 2003. Future minimum lease payments under the agreement are as follows:

         1999                                                  $204,108
         2000                                                   204,108
         2001                                                   219,608
         2002                                                   222,708
         2003                                                    37,118
                                                               --------
                                                               $887,650
                                                               ========

The rent expense was $198,408, $159,096 and $147,101 for 1998, 1997 and 1996,
respectively.

9.       INCOME TAXES

At December 31, 1998, the Company had net operating loss carryforwards of approximately $15,020,000 plus credits for increasing research and development costs of approximately $616,000 and a credit of approximately $69,000 from alternative minimum tax, which are available to offset future taxable income or reduce taxes payable through 2012. The net operating loss carryforwards exclude results of operations for ATS Medical, Ltd. for 1998, 1997 and 1996. The Company paid income taxes of $72,000, $13,800 and $23,000 in 1998, 1997 and 1996,
respectively.

                                ATS Medical, Inc.

9.       INCOME TAXES (CONTINUED)

Components of deferred tax assets and liabilities are as follows:

                                                             DECEMBER 31
                                                        1998            1997
                                                    ---------------------------
Deferred tax assets:
   Net operating loss carryforwards                 $ 6,008,000     $ 7,100,000
   Research and development credits                     616,000         616,000
   AMT credit                                            69,000              --
   Accrued compensation                                 237,000         335,000
   Other accrued expenses                                61,000          49,000
                                                    ---------------------------
                                                      6,991,000       8,100,000
Deferred tax liabilities:
   Depreciation                                        (557,000)       (567,000)
                                                    ---------------------------
Net deferred tax assets before valuation allowance    6,434,000       7,533,000
Less valuation allowance                             (6,434,000)     (7,533,000)
                                                    ---------------------------
Net deferred tax assets                             $        --     $        --
                                                    ===========     ===========

The Company's ability to utilize its net operating loss carryforwards to offset future taxable income is subject to certain limitations under Section 382 of the Internal Revenue Code due to changes in the equity ownership of the Company.

Income tax expense consists of:

                                          1998            1997            1996
                                        ---------------------------------------
Current:
   Federal                              $52,000         $ 3,846         $    --
   State                                 20,000          10,000              --
   Foreign                                   --              --          22,500
                                        ---------------------------------------
                                        $72,000         $13,846         $22,500
                                        ========================================

                                ATS Medical, Inc.

9.       INCOME TAXES (CONTINUED)

Reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

                                                  1998        1997        1996
                                                 -----------------------------

Tax at statutory rate                             34.0%       34.0%       34.0%
State income taxes                                 6.0         6.0         6.0
Foreign income taxes                                --          --         1.7
Impact of net operating loss carryforwards       (39.0)      (39.0)      (40.0)
                                                 -----------------------------
                                                   1.0%        1.0%        1.7%
                                                 =============================

10. COMMITMENTS

On September 24, 1990, the Company entered into various agreements with CarboMedics, Inc. giving the Company the exclusive worldwide license to manufacture and sell a bileaflet mechanical heart valve under patents held by CarboMedics, Inc. As part of the agreements, the Company entered into a 15 year supply contract that was amended in December 1993. Under the amended supply contract, as of December 31, 1998, the Company remains obligated to purchase a minimum of $33 million of component sets through December 7, 2000. Thereafter, the Company must purchase the lower of either certain specified amounts or the number of component sets sold and/or disposed of by the Company. Payments to CarboMedics, Inc. were $14,454,642, $12,478,323 and $11,289,218 in 1998, 1997 and 1996, respectively.

At December 31, 1998, the Company's inventory is in excess of its current requirements based on the recent level of sales. Management feels that excess quantities will be utilized upon FDA approval of its technology and believes no loss will be incurred on its disposition. As of December 31, 1998, management cannot estimate a range of amounts of loss that could occur if FDA approval is not granted. Management is unable to make a meaningful estimate of inventory usage for the next twelve months and, accordingly, inventory is classified as a current asset as of December 31, 1998.

                                ATS Medical, Inc.

11.      BENEFIT PLAN

The Company has a defined contribution salary deferral plan covering substantially all employees under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to contribute up to 12% of their annual compensation with the Company contributing an amount equal to 25% of each employee's contribution. The Company realized expense for contributions to the plan of $47,946, $40,920 and $38,125 during 1998, 1997 and 1996, respectively.

12.      SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") in the fiscal year ended December 31, 1998. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. To date, the Company has viewed its operations as principally one segment, the sale of a bileaflet mechanical heart valve. As a result, the information disclosed herein, materially represents all of the financial information related to the Company's principal operating segment.

The Company derived the following percentages of its net sales from its distributors in the following geographic markets where net sales exceeded 10% of the consolidated total:

                                YEARS ENDED DECEMBER 31,
                              1998       1997       1996
                              --------------------------

               Japan          19.2%      17.2%      14.0%
               France         16.0       11.2         --
               Germany        15.1       16.7       24.0
               Spain            --         --       11.3

The Company had a balance owing by one distributor which represented 26% of its outstanding accounts receivable at December 31, 1998.

                                ATS Medical, Inc.

13.      EARNINGS PER SHARE

The following table sets forth the reconciliation of the denominator for the calculation of basic and diluted earnings per share:

                                                      1998            1997            1996
                                                   ------------------------------------------
Denominator for basic earnings per
   share-weighted-average shares                   17,737,887      17,284,784      15,168,958
Effect of dilutive securities:
   Stock options                                      392,653         585,908         720,851
   Warrants                                                --           2,297         413,508
                                                   ------------------------------------------
Denominator for diluted earnings per
   share-adjusted weighted-average
   shares and assumed conversions                  18,130,540      17,872,989      16,303,317
                                                   ==========================================

14.      QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly data for 1998 and 1997 was as follows:

                                                             Quarter
                                      First          Second           Third          Fourth
                                   ----------------------------------------------------------
Year ended December 31, 1998:
    Net Sales                      $4,248,720      $4,565,601      $4,138,721      $5,007,441
    Gross Profit                    1,608,745       1,750,626       1,545,562       1,726,903
    Net Income                        694,617         799,558         707,239         637,529
    Earnings per share:
       Basic                       $     0.04      $     0.04      $     0.04      $     0.04
       Diluted                           0.04            0.04            0.04            0.04

Year ended December 31, 1997:
    Net Sales                      $3,444,650      $3,695,230      $3,469,000      $3,907,035
    Gross Profit                    1,272,562       1,397,647       1,216,454       1,200,293
    Net Income                        577,039         660,171         305,471         559,986
    Earnings per share:
       Basic                       $     0.04      $     0.04      $     0.02      $     0.03
       Diluted                           0.03            0.04            0.02            0.03

                                ATS MEDICAL, INC.

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

               COL. A                   COL. B              COL. C             COL. D            COL. E
                                                          Additions
                                                      (1)          (2)
                                                    Charged     Charged to
                                      Balance at    to Costs      Other                        Balance at
                                      Beginning       and        Accounts-   Deductions-         End of
             Description              of Period     Expenses     Describe     Describe           Period
                                       --------     --------      ------     -----------        --------
Year ended December 31, 1998:
   Deducted from asset accounts:
   Allowance for doubtful accounts     $260,000     $ 20,000          --        $ 95,000(1)     $185,000
                                       --------     --------      ------     -----------        --------

   Totals                              $260,000     $ 20,000          $0        $ 95,000        $185,000

Year ended December 31, 1997:
   Deducted from asset accounts:
   Allowance for doubtful accounts     $200,000     $ 60,000          --              --        $260,000
                                       --------     --------      ------     -----------        --------

   Totals                              $200,000     $ 60,000          $0              $0        $260,000

Year ended December 31, 1996:
   Deducted from asset accounts:
   Allowance for doubtful accounts     $150,000     $ 50,000           --             --        $200,000
                                       --------     ---------     -------    -----------        --------

   Totals                              $150,000     $ 50,000          $0              $0        $200,000


(1)      Uncollectible accounts written off, net of recoveries.

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

4.1 Specimen certificate for shares of Common Stock of the Company (Incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K")).

4.2 Form of Warrant issued in 1993 Private Placement (Incorporated by reference to Exhibit 4.4 to the 1993 Form 10-K).

10.1** 1987 Stock Option and Stock Award Plan, as restated and amended to date (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

10.2** Agreement between the Company and Manuel A. Villafana dated April 20, 1998 (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1998).

10.3 Lease Agreement between the Company and Crow Plymouth Land Limited Partnership dated December 22, 1987 (Incorporated by reference to
         Exhibit 10(d) to the Company's Registration Statement on Form S-18, File No. 33-34785-C (The "Form S-18")).

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

10.18    Form of Distributor Agreement. (Incorporated by reference to Exhibit
         10.22 to the 1994 Form 10-K).

10.19** Form of Agreement between ATS Medical, Inc. and each officer dated June 30, 1995 concerning severance benefits upon a change in control (Incorporated by reference to

         Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (The "1995 Form 10-K")).

10.20 ATS Medical, Inc. Change in Control Severance Pay Plan (Incorporated by reference to Exhibit 10.24 to the 1995 Form 10-K).

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

10.23 Amendment No. 6 to Lease Agreement between the Company and St. Paul Properties, Inc., dated November 25, 1997 (Incorporated by reference to
         Exhibit 10.23 to the 1997 Form 10-K).

10.24 1998 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8, File No. 333-57527).

10.25**  1998 Management Incentive Compensation Plan.

23       Consent of Ernst & Young LLP.

24       Power of Attorney.

27       Financial Data Schedule.


*Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of this exhibit have been redacted.

**Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.