Form 10-Q
period 1999-03-31
ATS MEDICAL INC
filed 1999-05-13
CIK 824068

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

           _X_ Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
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

                              Yes  __X__   No _____


         The number of shares outstanding of each of the registrant's classes of common stock as of May 1, 1999 was:

                  Common Stock $.01 par value 17,842,657 shares

                                ATS MEDICAL, INC.

                                      INDEX

PART I.           FINANCIAL INFORMATION                                 PAGE

Item 1.           Statements of Financial Position -                      3
                  March 31, 1999 (unaudited) and
                  December 31, 1998

                  Statements of Operations -                              4
                  Three Months Ended March 31, 1999 and
                  1998 (unaudited)

                  Statements of Cash Flows -                              5
                  Three Months Ended March 31, 1999 and
                  1998 (unaudited)

                  Notes to Financial Statements                           6

Item 2.           Management's Discussion and Analysis of                 7
                  Financial Condition and Results of Operations

Item 3.           Quantitative and Qualitative Disclosures About         13
                  Market Risk

PART II.          OTHER INFORMATION                                      14

                  Signatures                                             15

Item 1  Financial Statements


ATS MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION

                                                         MARCH 31,       DECEMBER 31,
                                                           1999             1998
                                                        -----------------------------
ASSETS                                                  (Unaudited)        (Note)

Current assets:
   Cash & cash equivalents                             $  8,078,558     $  7,754,077
   Short-term investments                                10,778,094       12,852,885
                                                       -----------------------------
                                                         18,856,652       20,606,962
   Accounts receivable, less allowance of $190,000
      in 1999 and $185,000 in 1998                        5,867,144        5,820,699
   Inventories                                           32,042,969       29,954,718
   Prepaid expenses                                         448,295          458,663
                                                       -----------------------------
Total current assets                                     57,215,060       56,841,042

Furniture, machinery and equipment                        2,634,837        2,596,311
   Less accumulated depreciation                          1,464,128        1,393,527
                                                       -----------------------------
                                                          1,170,709        1,202,784

Other assets                                                388,641          387,550
                                                       -----------------------------
Total assets                                           $ 58,774,410     $ 58,431,376
                                                       =============================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                    $  1,880,838     $  2,355,443
   Accrued payroll and expenses                             326,440          256,358
                                                       -----------------------------
Total current liabilities                                 2,207,278        2,611,801

Long-term debt                                                    0                0

Shareholders' equity:
   Common Stock, $.01 par value:
     Authorized 40,000,000 shares; Issued and
      outstanding 17,838,679 and 17,824,137 at
      March 31, 1999 and Dec 31, 1998, respectively         178,387          178,241
   Additional paid-in capital                            71,309,469       71,249,846
   Accumulated other comprehensive income                    43,576           43,799
   Accumulated deficit                                  (14,964,300)     (15,652,311)
                                                       -----------------------------
Total shareholders' equity                               56,567,132       55,819,575
                                                       -----------------------------
Total liabilities and shareholders' equity             $ 58,774,410     $ 58,431,376
                                                       =============================


Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

ATS MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

                                                        THREE MONTHS ENDED MARCH 31,
                                                           1999             1998
                                                       -----------------------------
Net sales                                              $  4,190,296     $  4,248,720
Less cost of goods sold                                   2,546,912        2,639,975
                                                       -----------------------------
Gross profit                                              1,643,384        1,608,745

Expenses:
  Research, development and engineering                     281,010          357,278
  Selling, general and administrative                       927,305          924,045
                                                       -----------------------------
Total expenses                                            1,208,315        1,281,323
                                                       -----------------------------
Operating income                                            435,069          327,422

Interest income                                             252,943          367,195
                                                       -----------------------------
Net income                                             $    688,012     $    694,617
                                                       =============================

Net income per share:
    Basic                                              $       0.04     $       0.04
    Diluted                                            $       0.04     $       0.04

Weighted average number of shares outstanding:
    Basic                                                17,833,545       17,622,319
    Diluted                                              18,236,481       18,160,979

ATS MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

                                                        THREE MONTHS ENDED MARCH 31
                                                           1999             1998
                                                       ------------     ------------
OPERATING ACTIVITIES
Net income                                             $    688,012     $    694,617
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation                                             70,601           61,596
    Loss on disposal of equipment                                 0              800
    Changes in operating assets and liabilities:
        Accounts receivable                                 (46,445)         (60,459)
        Prepaid expenses                                     10,368          (35,952)
        Other assets                                         (1,091)          (4,600)
        Inventories                                      (2,088,251)      (1,406,840)
        Accounts payable and accrued expenses              (404,523)         822,292
                                                       ------------     ------------
Net cash provided by (used in) operating activities      (1,771,329)          71,454

INVESTING ACTIVITIES
Purchase of marketable securities                        (3,745,737)     (22,692,308)
Sale of marketable securities                             5,820,528       22,709,577
Purchases of property, plant and equipment                  (38,526)         (30,171)
                                                       ------------     ------------
Net cash provided by (used in) investing activities       2,036,265          (12,902)

FINANCING ACTIVITIES
Net proceeds from sale of common stock                       59,768         (642,415)
                                                       ------------     ------------
Net cash provided by financing activities                    59,768         (642,415)

Effect of exchange rate changes on cash                        (223)           1,223
Increase (decrease) in cash and cash equivalents            324,481         (582,640)
Cash and cash equivalents at beginning of period          7,754,077        4,568,332
                                                       ------------     ------------
Cash and cash equivalents at end of period             $  8,078,558     $  3,985,692
                                                       ============     ============

ATS MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

March 31, 1999


Note A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

RESULTS OF OPERATIONS

Net sales for the quarter ended March 31, 1999 decreased 1.4% to $4,190,296 compared to $4,248,720 for the quarter ended March 31, 1998. Unit sales increased 3.3% in 1999 compared to 1998. One of the company's major distributors/customers closed out its fiscal year on March 31 and did not make its typical purchase for the quarter ended March 31, 1999. The continued volatility in foreign exchange rates, the pressure from hospital administrators for lower prices and the willingness of competitors to reduce prices is expected to continue to put pressure on revenue growth and margins. The average selling price of the Valve decreased approximately 4% for the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998.

The Company sells to independent distributors with assigned territories (generally a specific country or region) who in turn sell the Valve to hospitals or clinics. The Company sells in U.S. dollars so currency risk is borne by the distributor. As the dollar increases in value against the distributor's local currency, the cost of the Valve increases for the distributor even though ATS does not change the selling price. For the quarter ended March 31, 1999 the Company's sales efforts were challenged by significant price competition from other valve manufacturers and the increased strength of the U.S. dollar relative to almost all foreign currencies. During 1999 and 1998 the Company was selling Valves in most developed countries and several lesser developed countries ("LDC's").

Since January 1997, the Company has been conducting a clinical study of the Valve at fifteen hospitals in the United States. During the study, Valves are provided to the hospitals at prices designed to recover some of the costs of the clinical study.

Cost of sales for the three months ended March 31,1999 totaled $2,546,912 or 60.8% of sales compared to $2,639,975 or 62.1% of sales for the three months ended March 31,1998. The price of the carbon components contained in the Valves sold in the first quarter of 1999 decreased 6% as compared to the cost of carbon components contained in the Valves sold in the first quarter of 1998. Based upon the Company's internal sales projections, the price of the carbon contained in Valves sold in the remainder of 1999 is expected to be 3% higher than in 1998. The Company purchases pyrolytic carbon components for the Valve from CarboMedics, Inc. ("CMI"). Approximately 80% of the total cost of a valve is contained in the cost of the carbon components. The price of the components is set under a multi-year supply agreement between the Company and CMI. The price was established in 1990, and varies according to annual volume and is adjusted annually according to increases in the U.S. Department of Labor Employment Cost Index. The Company uses the first-in first-out ("FIFO") method of accounting for inventory. All of the valves sold in the first quarter of 1999 were made with carbon purchased in 1996 (under FIFO). The cost of carbon components, after giving effect to volume discounts and inflationary adjustments decreased 7% in 1996, rose 3% in 1997 and decreased 4.5% in 1998 compared to each previous year, respectively. For 1999 (the seventh contract year) the Company expects to pay 3.8% more for carbon components than in 1998.

Gross profit totaled $1,643,384 for the quarter ended March 31, 1999 or 39.2% of sales, compared to gross profit of $1,608,745 or 37.9% of sales for quarter ended March 31, 1998. Although the average selling price per unit decreased in the first quarter 1999, the average cost per unit sold decreased more improving gross margin.

Research, development and engineering expenses totaled $281,010 for the quarter ended March 31, 1999 versus $357,278 for the quarter ended March 31, 1998. The major portion of the decrease is related to the costs associated with the Company's U.S. clinical study. Approximately 15% and 23% of research and development expenses for the quarters ended March 31, 1999 and 1998, respectively, were for testing and outside consulting services related to the Valve.

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

Selling, general and administrative expenses totaled $927,305 for the three months ended March 31, 1999, an increase from the $924,045 reported for the three months ended March 31, 1998. The Company had 83 employees at March 31, 1999 compared to 63 employees at March 31, 1998.

Interest income totaled $252,943 for the quarter ended March 31, 1999 compared to $367,195 for the quarter ended March 31, 1998. The decrease in interest income in 1999 was the result of lower average investable cash balances during 1999 and lower interest rates. Cash on hand at March 31, 1999 is less than the amount on hand at December 31, 1998. Interest income in 1999 is expected to be approximately 50% less than in 1998. The Company is investing cash in carbon and the completion of a large quantity of valves in anticipation of the market release of the Valve in the United States.

Net income totaled $688,012 for the quarter ended March 31,1999 compared to $694,617 for the quarter ended March 31, 1998. The $107,647 increase in operating income in the first quarter of 1999 as compared to 1998 was offset by the $114,252 decrease in interest income.

The Company has accumulated approximately $15 million of net operating loss carryforwards for U.S. tax purposes. The Company believes that its ability to fully utilize the existing net operating loss carryforwards will be restricted to approximately $3 million per year. Although the Company can offset a significant portion of pretax income with the net operating losses from prior years the Company is subject to alternative minimum taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities decreased by $1,750,310 from $20,606,962 at December 31, 1998 to $18,856,652 at March 31, 1999. Inventory
purchases and the pay-down in accounts payable, caused the Company to have negative cash flow from operations.

During 1999 the Company is obligated to purchase $14.4 million of components in accordance with the terms of its long-term supply agreement with CarboMedics, Inc. (the "Supply Agreement"). The Company is obligated to purchase $18.6 million of components in the year 2000. These minimum purchases under the Supply Agreement are not tied to sales of the Company's Valve and the Company does not expect sales of the Valve to exceed the minimum purchase requirements under the Supply Agreement until the Valve is approved for sale in the United States. After the Company purchases the minimum required Valves under the CMI Supply Agreement for the Year 2000, the Company will be obligated under the Supply Agreement only to buy what it sells.

Accounts receivable increased from $5,820,699 at December 31, 1998 to $5,867,144 at March 31, 1999. Most of the Company's sales have been to customers in international markets and while the Company attempts to set standard 60 day terms for accounts receivable, competitive pressures and geographical economic situations have caused the Company to selectively extend the terms for payment. At December 31, 1998 and March 31, 1999, the account balance for one customer was 26% of outstanding receivables. The Company has done business with this customer since 1992 and the size of the receivable, while substantial, is consistent with the growth of business in this market and in line with the size of the customer's overall business.

Current liabilities decreased from $2,611,801 at December 31, 1998 to $2,207,278 at March 31, 1999. The majority of the decrease is in accounts payable and is related to the amount owing to CarboMedics, Inc. under the Supply Agreement.

Based upon the Company's current rate of sales, its expected obligations under the Supply Agreement and its expected expenses, the Company anticipates that existing cash, cash equivalents and short-term investments will be sufficient to satisfy its capital requirements through 2000. Beyond 2000 the Company should be cash flow positive or at worst cash flow neutral barring a significant change in the Company's business plan.

The Company does not use derivatives and therefore does not face market risk from currency or interest rate changes on these types of instruments. There would be no impact on the Company's operations from interest rate changes on debt instruments since the Company has not used debt to finance its operations. Assuming that interest rates on investment grade securities were to decrease by 10%, the Company's annual interest income would decrease by approximately $100,000 based on the level of investable funds available to the Company at December 31, 1998.

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

The Company's internal financial, manufacturing and other computer systems are being reviewed to assess and remediate Year 2000 problems. The Company's assessment of internal systems includes its information technology ("IT") as well as non-IT systems (systems which contain embedded technology and are used in manufacturing or process control equipment containing microprocessors or other similar circuitry). As a result of this review the Company determined that some of its equipment and software needed to be upgraded or replaced. During 1998 the Company spent approximately $59,000 on hardware and software some of which was necessary to eliminate potential Year 2000 problems. During the quarter ended March 31, 1999 the company purchased $27,900 of computer equipment and software. Shortly after the close of the quarter ended March 31, 1999 the Company took delivery on custom measuring equipment valued at $375,000. The primary purpose of this equipment is to improve processing of the Company's products but it will also contain Year 2000 compliant software. The Company's 1999 budget for hardware and software is $164,528 including the replacement or upgrade of personal computers, workstations and software which are not currently Year 2000 compliant.

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

In addition, during the first quarter of 1999 the Company has requested assurances from its major suppliers that they are addressing the Year 2000 problem and that products purchased by the Company from such suppliers will function properly in the Year 2000. The Company has a significant inventory of product components on hand, however, certain key components for the Valve are available from a single supplier and a protracted Year 2000 problem for this vendor could have an adverse impact on the Company. Contacts are also being made with the Company's major customers. These contacts with the Company's suppliers and customers are intended to help mitigate the possible external impact of the Year 2000 problem. However, it is impossible to fully assess the potential consequences in the event service interruption from suppliers occur or in the event that there are disruptions in such infrastructure areas as utilities, communications, transportation, banking and government.

The total estimated cost for resolving the Company's Year 2000 issues is approximately $598,500, of which approximately $272,000 has been spent through March 31, 1999. The total cost estimate includes the cost of replacing non-compliant systems as a remediation cost in cases where the Company has accelerated plans to replace such systems. Estimates of Year 2000 costs are based on numerous assumptions, and there can be no assurance that the estimates are correct or that actual costs will not be materially greater than anticipated.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not use derivatives and therefore does not face market risk from currency or interest rate changes on these types of instruments. There would be no impact on the Company's operations from interest rate changes on debt instruments since the Company has not used debt to finance its operations. Assuming that interest rates on investment grade securities were to decrease by 10%, the Company's annual interest income would decrease by approximately $100,000 based on the level of investable funds available to the Company at December 31, 1998.

                           PART II. OTHER INFORMATION


Item 1.      Legal Proceedings
             -----------------
             None

Item 2.      Changes in Securities
             ---------------------
             None

Item 3.      Defaults Upon Senior Securities
             -------------------------------
             None

Item 4.      Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------
             None

Item 5.      Other Information
             -----------------
             None

Item 6.      Exhibits and Reports on Form 8-K
             --------------------------------

             (a) Exhibits

             Number     Description
             ------     -----------
              27.1      Financial Data Schedule

             (b) Reports on Form 8-K

                 None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 12, 1999                 ATS MEDICAL, INC.


                                    By:   /s/ John H. Jungbauer
                                          ---------------------
                                          John H. Jungbauer, Vice President/CFO
                                          (Principal Financial Officer and
                                          Authorized Signatory)

                                  EXHIBIT INDEX



                  Number            Description
                  ------            -----------

                   27.1             Financial Data Schedule