Form 10-Q
period 1999-06-30
ATS MEDICAL INC
filed 1999-08-11
CIK 824068

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

          _X_ Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
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

                            Yes __X__       No _____

         The number of shares outstanding of each of the registrant's classes of common stock as of August 1, 1999 was:

                  Common Stock $.01 par value 17,868,610 shares

                                ATS MEDICAL, INC.

                                      INDEX


PART I.       FINANCIAL INFORMATION                                         PAGE

Item 1.       Statements of Financial Position -                              3
              June 30, 1999 (unaudited) and
              December 31, 1998

              Statements of Operations -                                      4
              Three Months and Six Months Ended
              June 30, 1999 and 1998 (unaudited)

              Statements of Cash Flows -                                      5
              Six Months Ended June 30, 1999 and
              1998 (unaudited)

              Notes to Financial Statements                                   6

Item 2.       Management's Discussion and Analysis of                         7
              Financial Condition and Results of Operations

Item 3.       Quantitative and Qualitative Disclosures About                 14
              Market Risk

PART II.      OTHER INFORMATION                                              15

              Signatures                                                     16

Item 1 Financial Statements


ATS MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION

                                                         JUNE 30,       DECEMBER 31,
                                                           1999             1998
                                                   ---------------------------------
ASSETS                                                 (Unaudited)         (Note)
Current assets:
   Cash & cash equivalents                            $  5,920,096     $  7,754,077
   Short-term investments                               11,976,736       12,852,885
                                                   ---------------------------------
                                                        17,896,832       20,606,962
   Accounts receivable, less allowance of $195,000
      in 1999 and $185,000 in 1998                       6,099,982        5,820,699
   Inventories                                          34,101,209       29,954,718
   Prepaid expenses                                        381,970          458,663
                                                   ---------------------------------
Total current assets                                    58,479,993       56,841,042

Furniture, machinery and equipment                       2,485,067        2,596,311
   Less accumulated depreciation                         1,531,596        1,393,527
                                                   ---------------------------------
                                                           953,471        1,202,784

Other assets                                               393,259          387,550
                                                   ---------------------------------
Total assets                                          $ 59,826,723     $ 58,431,376
                                                   =================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                   $  2,135,669     $  2,355,443
   Accrued payroll and expenses                            271,096          256,358
                                                   ---------------------------------
Total current liabilities                                2,406,765        2,611,801

Long-term debt                                                   0                0

Shareholders' equity:
   Common Stock, $.01 par value:
     Authorized 40,000,000 shares; Issued and
      outstanding 17,855,907 & 17,824,137 at
      June 30, 1999 and Dec 31, 1998, respectively         178,559          178,241
   Additional paid-in capital                           71,382,687       71,249,846
   Stock subscriptions receivable                                0                0
   Accumulated other comprehensive income                   43,494           43,799
   Accumulated deficit                                 (14,184,782)     (15,652,311)
                                                   ---------------------------------
Total shareholders' equity                              57,419,958       55,819,575
                                                   ---------------------------------
Total liabilities and shareholders' equity            $ 59,826,723     $ 58,431,376
                                                   =================================

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

ATS MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

                                                  Three months ended June 30,    Six months ended June 30,
                                                      1999           1998          1999            1998
                                                  -----------    -----------    -----------    -----------
Net sales                                         $ 4,721,854    $ 4,565,601    $ 8,912,150    $ 8,814,321
Less cost of goods sold                             2,937,967      2,814,975      5,484,879      5,454,949
                                                  -----------    -----------    -----------    -----------
Gross profit                                        1,783,887      1,750,626      3,427,271      3,359,372

Expenses:
  Research, development and engineering               335,707        383,478        616,717        740,756
  Selling, general and administrative                 898,312        898,157      1,825,617      1,822,202
                                                  -----------    -----------    -----------    -----------
Total expenses                                      1,234,019      1,281,635      2,442,334      2,562,958
                                                  -----------    -----------    -----------    -----------
Operating income                                      549,868        468,991        984,937        796,414

Interest income                                       229,650        330,567        482,593        697,761
                                                  -----------    -----------    -----------    -----------
Net income                                        $   779,518    $   799,558    $ 1,467,530    $ 1,494,175
                                                  ===========    ===========    ===========    ===========

Net income per share:
    Basic                                         $      0.04    $      0.04    $      0.08    $      0.08
    Diluted                                       $      0.04    $      0.04    $      0.08    $      0.08

Weighted average number of shares outstanding:
    Basic                                          17,848,642     17,769,818     17,841,011     17,694,873
    Diluted                                        18,256,947     18,177,065     18,246,925     18,175,602

ATS MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

                                                      SIX MONTHS ENDED JUNE 30,
                                                        1999             1998
                                                    ------------     ------------
OPERATING ACTIVITIES
Net income                                          $  1,467,530     $  1,494,175
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation                                         142,810          125,560
    Loss on disposal of equipment                        186,037            1,420
    Changes in operating assets and liabilities:
        Accounts receivable                             (279,283)      (1,233,939)
        Prepaid expenses                                  76,693           87,675
        Other assets                                      (5,709)          (6,749)
        Inventories                                   (4,146,491)      (2,071,259)
        Accounts payable and accrued expenses           (205,036)       1,047,660
                                                    ------------     ------------
Net cash used in operating activities                 (2,763,449)        (555,457)

INVESTING ACTIVITIES
Purchase of marketable securities                     (7,431,973)     (47,812,126)
Sale of marketable securities                          8,308,122       49,685,808
Purchases of property, plant and equipment               (79,534)        (341,357)
                                                    ------------     ------------
Net cash provided by investing activities                796,615        1,532,325

FINANCING ACTIVITIES
Net proceeds from sale of common stock                   133,158         (635,702)
                                                    ------------     ------------
Net cash provided by financing activities                133,158         (635,702)

Effect of exchange rate changes on cash                     (305)             896
                                                    ------------     ------------
Increase (decrease) in cash and cash equivalents      (1,833,981)         342,062
Cash and cash equivalents at beginning of period       7,754,077        4,568,332
                                                    ------------     ------------
Cash and cash equivalents at end of period          $  5,920,096     $  4,910,394
                                                    ============     ============

ATS MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

June 30, 1999


Note A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ATS Medical, Inc. (the "Company") is engaged in the manufacturing and marketing of a pyrolytic carbon bileaflet mechanical heart valve. The Company sells the ATS Open Pivot TM valve (the "ATS Valve" or the "Valve") in international markets and is conducting a clinical study in the United States and Canada for the purpose of obtaining regulatory approval.

RESULTS OF OPERATIONS

Net sales for the quarter ended June 30, 1999 increased 3.4% to $4,721,854 compared to $4,565,601 for the quarter ended June 30, 1998. Unit sales increased 1.3% in 1999 compared to 1998. The continued volatility in foreign exchange rates, the pressure from hospital administrators for lower prices and the willingness of competitors to reduce prices put pressure on revenue growth and margins. This pressure is expected to continue in the second half of 1999. The average selling price of the Valve increased for the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998 due mostly to an increase in the number of Aortic Valved Grafts, "AVGs", sold in the 1999 quarter compared to the 1998 quarter.

Net sales for the six months ended June 30, 1999 totaled $8,912,150 which represented a 1.1% increase over the net sales of $8,814,321 reported for the six months ended June 30, 1998. Unit sales for the first six months of 1999 increased 2.0 % compared to the first six months of 1998.

The Company sells to independent distributors with assigned territories (generally a specific country or region) who in turn sell the Valve to hospitals or clinics. The Company sells in U.S. dollars so currency risk is borne by the distributor. As the dollar increases in value against the distributor's local currency, the cost of the Valve increases for the distributor even though ATS does not change the selling price. For the six months ended June 30, 1999 the Company's sales efforts were challenged by significant price competition from other valve manufacturers and the increased strength of the U.S. dollar relative to almost all foreign currencies. During 1999 and 1998 the Company was selling Valves in most developed countries and several lesser-developed countries ("LDC's").

Since January 1997, the Company has been conducting a clinical study of the Valve at fifteen hospitals in the United States. During the study, Valves are provided to the hospitals at prices designed to recover some of the costs of the clinical study.

Cost of sales for the three months ended June 30,1999 totaled $2,937,967 or 62.2% of sales compared to $2,814,975 or 61.7% of sales for the three months ended June 30,1998. Cost of goods sold totaled $5,484,879 or 61.5% of sales for the first six months of 1999 compared to $5,454,949 for the first six months of 1998.

Beginning in January, 1999 the Company increased production/assembly levels of the Valve. During the first six months of 1999 the Company assembled 242% more Valves than in the first six months of 1998. The increased levels are in excess of the Company's current sales levels and are in anticipation of eventual U.S. Food and Drug Administration Pre Market approval of the Valve. The benefit is increased absorption of overhead costs leading to slightly lower cost of goods sold. However, unless the Company is able to increase sales following FDA approval it would not be practical to continue to assemble valves at these levels. While the price of the carbon components contained in the Valves sold in the first quarter of 1999 were 6% lower as compared to the cost of carbon components contained in the Valves sold in the first quarter of 1998, the price of components sold for most of the second quarter 1999 were 3% higher than the cost of components contained in the Valves sold in the second quarter 1998. Based upon the Company's internal sales projections, the price of the carbon contained in Valves sold in the remainder of 1999 is expected to be 3% higher than in 1998. The Company purchases pyrolytic carbon components for the Valve from CarboMedics, Inc. ("CMI"). Approximately 80% of the total cost of a valve is contained in the cost of the carbon components. The price of the components is set under a multi-year supply agreement between the Company and CMI. The price was established in 1990, and varies according to annual volume and is adjusted annually according to increases in the U.S. Department of Labor Employment Cost Index. The Company uses the first-in first-out ("FIFO") method of accounting for inventory. All of the Valves sold in the first quarter of 1999 were made with carbon purchased in 1996 (under FIFO). The cost of carbon components, after giving effect to volume discounts and inflationary adjustments decreased 7% in 1996, rose 3% in 1997 and decreased 4.5% in 1998 compared to each previous year, respectively. For 1999 (the seventh contract year) the Company expects to pay 3.8% more for carbon components than in 1998.

Gross profit totaled $1,783,887 for the quarter ended June 30, 1999 or 37.8% of sales, compared to gross profit of $1,750,626 or 38.3% of sales for quarter ended June 30, 1998. Gross profit totaled $3,427,271 for the first six months of 1999 or 38.5% of sales compared to $3,359,372 for the six months ended June 30, 1998 or 38.1% of sales. Although the average selling price per unit decreased in the first six months of 1999 compared to 1998, the average cost per unit sold decreased more improving gross margin.

Research, development and engineering expenses totaled $335,707 for the quarter ended June 30, 1999 versus $383,478 for the quarter ended June 30, 1998. The major portion of the decrease is related to the costs associated with the Company's U.S. clinical study. Approximately 28% and 23% of research and development expenses for the quarters ended June 30, 1999 and 1998, respectively, were for testing and outside consulting services related to the Valve.

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

Selling, general and administrative expenses totaled $898,312 for the three months ended June 30, 1999, a negligible increase from the $898,157 reported for the three months ended June 30, 1998. Selling, general and administrative expenses totaled $1,825,617 for the first six months of

1999 compared to $1,822,202 for the first six months of 1998. The Company had 88 employees at June 30, 1999 compared to 65 employees at June 30, 1998. The absorption of labor into inventory offset the increased payroll expenses.

Interest income totaled $229,650 for the quarter ended June 30, 1999 compared to $330,567 for the quarter ended June 30, 1998. The decrease in interest income in 1999 was the result of lower average investable cash balances during 1999 and lower interest rates. Cash on hand at June 30, 1999 is less than the amount on hand at December 31, 1998. Interest income in 1999 is expected to be approximately 50% less than in 1998. The Company is investing cash in carbon and the completion of a large quantity of valves in anticipation of the market release of the Valve in the United States.

Net income totaled $779,518 for the quarter ended June 30,1999 compared to $799,558 for the quarter ended June 30, 1998. Net income for the first six months of 1999 totaled $1,467,530 compared to $1,494,175 for the first six months of 1998. The increases in operating income for the second quarter and first six months of 1999 as compared to 1998 were offset by the decreases in interest income.

The Company has accumulated approximately $15 million of net operating loss carryforwards for U.S. tax purposes. The Company believes that its ability to fully utilize the existing net operating loss carryforwards will be restricted to approximately $3 million per year. Although the Company can offset a significant portion of pretax income with the net operating losses from prior years the Company is subject to alternative minimum taxes and accrued $32,534 to cover state and federal income taxes for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities decreased by $2,710,130 from $20,606,962 at December 31, 1998 to $17,896,832 at June 30, 1999. Inventory
purchases and the pay-down in accounts payable, caused the Company to have negative cash flow from operations.

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

Accounts receivable increased from $5,820,699 at December 31, 1998 to $6,099,982 at June 30, 1999. Most of the Company's sales have been to customers in international markets and while the Company attempts to set standard 60 day terms for accounts receivable, competitive pressures and geographical economic situations have caused the Company to selectively extend the terms for payment. At December 31, 1998 and June 30, 1999, the account balance for one customer was 26% and 22%, respectively, of outstanding receivables. The Company has done business with this customer since 1992 and the size of the receivable, while substantial, is consistent with the growth of business in this market and in line with the size of the customer's overall business.

Current liabilities decreased from $2,611,801 at December 31, 1998 to $2,406,765 at June 30, 1999. The majority of the decrease is in accounts payable and is related to the amount owing to CarboMedics, Inc. under the Supply Agreement.

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

The Company's internal financial, manufacturing and other computer systems are being reviewed to assess and remediate Year 2000 problems. The Company's assessment of internal systems includes its information technology ("IT") as well as non-IT systems (systems which contain embedded technology and are used in manufacturing or process control equipment containing microprocessors or other similar circuitry). As a result of this review the Company determined that some of its equipment and software needed to be upgraded or replaced. During 1998 the Company spent approximately $59,000 on hardware and software some of which was necessary to eliminate potential Year 2000 problems. During the first half of 1999 the Company purchased $49,650 of computer equipment and software. The Company's 1999 budget for hardware and software is $164,528 including the replacement or upgrade of personal computers, workstations and software which are not currently Year 2000 compliant.

Shortly after the close of the quarter ended March 31, 1999 the Company took delivery on custom measuring equipment. The primary purpose of this equipment was to improve processing of the Company's products but it also contained Year 2000 compliant software. Vendor personnel installed and attempted to debug the equipment and software. The equipment was not able to perform up to specification. During the quarter ended June 30, 1999, the Company expensed the $186,000 prepaid in 1998.

Since substantially all of this hardware and software is being purchased from large, industry-leading vendors (i.e. Compaq, Lotus, and Microsoft), the Company will rely on vendor certification and internal tests to determine Year 2000 compliance as opposed to hiring consultants to perform reviews. Such certifications and tests were obtained or completed by the end of the second quarter 1999.

In addition, during the first quarter of 1999 the Company has requested assurances from its major suppliers that they are addressing the Year 2000 problem and that products purchased by the Company from such suppliers will function properly in the Year 2000. The Company has a significant inventory of product components on hand, however, certain key components for the Valve are available from a single supplier and a protracted Year 2000 problem for this vendor could have an adverse impact on the Company. Contacts have been made with the Company's major customers. These contacts with the Company's suppliers and customers are intended to help mitigate the possible external impact of the Year 2000 problem. However, it is impossible to fully assess the potential consequences in the event service interruption from suppliers occur or in the event that there are disruptions in such infrastructure areas as utilities, communications, transportation, banking and government.

The total estimated cost for resolving the Company's Year 2000 issues is approximately $223,500, of which approximately $108,650 has been spent through June 30, 1999. The total cost estimate includes the cost of replacing non-compliant systems as a remediation cost in cases where the Company has accelerated plans to replace such systems. Estimates of Year 2000 costs are based on numerous assumptions, and there can be no assurance that the estimates are correct or that actual costs will not be materially greater than anticipated.

Based upon its assessments to date, the Company believes it will not experience any material disruption in its operations as a result of Year 2000 problems to internal financial, manufacturing and other process control systems, or in its interface with major customers and suppliers. However, if major suppliers, including those providing component parts, electricity, communications and transportation services, experience difficulties resulting in disruption of critical supplies or services to the Company, a shutdown of the Company's operations could occur for the duration of the disruption. The Company has developed contingency plans to help provide continuity of normal business operations in the event that problem scenarios arise. Assuming no major disruption in service from critical third party providers, the Company believes that it will be able to manage the Year 2000 transition without any material effect on the Company's results of operations or financial position. There can be no assurance, however, that unexpected difficulties will not arise and, if so, that the Company will be able to timely develop and implement an effective contingency plan.

THE SINGLE EUROPEAN CURRENCY

A significant portion of the Company's sales occur in Europe. Effective January 1, 1999 various European countries began utilizing a single currency, the "Euro". From January 1999 through December 2001, merchants will be encouraged to discontinue using local country currencies and begin using the Euro to transact business. Beginning in 2002, it will be required that business in the European Community be conducted using the Euro. The Company sells to all of its customers in U.S. Dollars and does not expect to have accounting system issues relative to currency translation. The Company's selling prices are similar to most of its European distributors and therefore should not cause significant disruption whether in dollars or Euros. Europe is a very important market for the Company's Valve. Disruption or loss of a portion of the Company's European business could have a material and adverse impact on the Company's financial position. The Euro has declined in value relative to the dollar by 13% from its introduction January 1, 1999 to June 30, 1999. The Company sells in U.S. Dollars so the price of the Valve to Distributors in countries covered by the Euro has in effect increased by 13%. Transactionally the introduction of the Euro has not been a problem for the Company and its European distributors, but economically the weakness in the Euro has put pressure on the Company's pricing.

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

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not use derivatives and therefore does not face market risk from currency or interest rate changes on these types of instruments. There would be no impact on the Company's operations from interest rate changes on debt instruments since the Company has not used debt to finance its operations. Assuming that interest rates on investment grade securities were to decrease by 10%; the Company's annual interest income would decrease by approximately $100,000 based on the level of investable funds available to the Company at December 31, 1998.

                           PART II. OTHER INFORMATION

Item1.   Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of Shareholders of the Company was held on May 6, 1999 at which time (i) five nominees were elected to the Board of Directors for one-year terms, (ii) the appointment of Ernst & Young LLP as the independent auditors of the Company was approved. Proxies for the Company were solicited pursuant to Section 14(a) of the Securities Exchange act of 1934, as amended, and there was no solicitation in opposition to management's solicitations. All nominees for directors as listed in the proxy statement were elected. The voting results were as follows:

                                                               Broker
                                 For         Against    Withheld    Non-Votes
                                 ---         -------    --------    ---------
Election of Directors:
   Manuel A. Villafana       15,186,202         0        35,573         0
   Richard W. Kramp          15,186,202         0        35,573         0
   Charles F. Cuddihy, Jr.   15,184,602         0        37,173         0
   David L. Boehnen          15,185,202         0        36,573         0
   A. Jay Graf               15,185,102         0        36,673         0

Approval of Independent
   Auditors                  15,174,382    25,585        21,808         0

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


Date: August 10, 1999                      ATS MEDICAL, INC.


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