Form 10-Q
period 1999-09-30
ATS MEDICAL INC
filed 1999-11-09
CIK 824068

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

          _X_  Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
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

                             Yes __X__    No _____

        The number of shares outstanding of each of the registrant's classes of common stock as of November 1, 1999 was:

                  Common Stock $.01 par value 17,884,253 shares

                                ATS MEDICAL, INC.

                                      INDEX


PART I.       FINANCIAL INFORMATION                                         PAGE

Item 1.       Statements of Financial Position -                              3
              September 30, 1999 (unaudited) and
              December 31, 1998

              Statements of Operations -                                      4
              Three Months and Nine Months Ended
              September 30, 1999 and 1998 (unaudited)

              Statements of Cash Flows -                                      5
              Nine Months Ended September 30, 1999 and
              1998 (unaudited)

              Notes to Financial Statements                                   6

Item 2.       Management's Discussion and Analysis of                         7
              Financial Condition and Results of Operations

Item 3.       Quantitative and Qualitative Disclosures About                 14
              Market Risk

PART II.      OTHER INFORMATION                                              15

              Signatures                                                     16

Item 1     Financial Statements


ATS MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION

                                                             SEPTEMBER 30,      DECEMBER 31,
                                                                 1999               1998
                                                           ----------------------------------
                                                             (Unaudited)          (Note)
ASSETS

Current assets:
   Cash & cash equivalents                                   $  6,914,943       $  7,754,077
   Short-term investments                                       9,511,595         12,852,885
                                                           ----------------------------------
                                                               16,426,538         20,606,962
   Accounts receivable, less allowance of $200,000
      in 1999 and $185,000 in 1998                              6,382,436          5,820,699
   Inventories                                                 36,311,187         29,954,718
   Prepaid expenses                                               326,892            458,663
                                                           ----------------------------------
Total current assets                                           59,447,053         56,841,042

Furniture, machinery and equipment                              2,532,104          2,596,311
   Less accumulated depreciation                                1,602,740          1,393,527
                                                           ----------------------------------
                                                                  929,364          1,202,784

Other assets                                                      398,068            387,550
                                                           ----------------------------------
Total assets                                                 $ 60,774,485       $ 58,431,376
                                                           ==================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                          $  2,302,952       $  2,355,443
   Accrued payroll and expenses                                   329,705            256,358
                                                           ----------------------------------
Total current liabilities                                       2,632,657          2,611,801

Long-term debt                                                          0                  0

Shareholders' equity:
   Common Stock, $.01 par value:
     Authorized 40,000,000 shares; Issued and
      outstanding 17,871,503 & 17,824,137 at
      September 30, 1999 and Dec 31, 1998, respectively           178,715            178,241
   Additional paid-in capital                                  71,448,685         71,249,846
   Stock subscriptions receivable                                       0                  0
   Accumulated other comprehensive income                          43,494             43,799
   Accumulated deficit                                        (13,529,066)       (15,652,311)
                                                           ----------------------------------
Total shareholders' equity                                     58,141,828         55,819,575
                                                           ----------------------------------
Total liabilities and shareholders' equity                   $ 60,774,485       $ 58,431,376
                                                           ==================================

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

ATS MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

                                                    Three months ended September 30,    Nine months ended September 30,
                                                         1999             1998              1999              1998
                                                    ------------      -------------     ------------      ------------
Net sales                                           $  4,258,127      $  4,138,721      $ 13,170,277      $ 12,953,042
Less cost of goods sold                                2,639,250         2,593,159         8,124,129         8,048,109
                                                    ------------      ------------      ------------      ------------
Gross profit                                           1,618,877         1,545,562         5,046,148         4,904,933

Expenses:
  Research, development and engineering                  335,485           355,462           952,202         1,096,218
  Selling, general and administrative                    852,358           827,812         2,677,975         2,650,014
                                                    ------------      ------------      ------------      ------------
Total expenses                                         1,187,843         1,183,274         3,630,177         3,746,232
                                                    ------------      ------------      ------------      ------------
Operating income                                         431,034           362,288         1,415,971         1,158,701

Interest income                                          224,682           344,951           707,275         1,042,713
                                                    ------------      ------------      ------------      ------------
Net income                                          $    655,716      $    707,239      $  2,123,246      $  2,201,414
                                                    ============      ============      ============      ============

Net income per share:
    Basic                                           $       0.04      $       0.04      $       0.12      $       0.12
    Diluted                                         $       0.04      $       0.04      $       0.12      $       0.12

Weighted average number of shares outstanding:
    Basic                                             17,867,803        17,777,790        17,849,877        17,722,858
    Diluted                                           18,459,324        18,107,666        18,320,618        18,153,622

ATS MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                          1999               1998
                                                      ------------       ------------
OPERATING ACTIVITIES
Net income                                            $  2,123,246       $  2,201,414
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation                                           215,966            196,090
    Loss on disposal of equipment                          186,037              1,420
    Changes in operating assets and liabilities:
        Accounts receivable                               (561,737)        (1,625,426)
        Prepaid expenses                                   131,771             48,796
        Other assets                                       (10,518)           (11,549)
        Inventories                                     (6,356,469)        (3,750,305)
        Accounts payable and accrued expenses               20,856          1,739,580
                                                      ------------       ------------
Net cash used in operating activities                   (4,250,848)        (1,199,980)

INVESTING ACTIVITIES
Purchase of marketable securities                       (8,906,182)       (16,737,404)
Sale of marketable securities                           12,247,472         23,372,536
Purchases of property, plant and equipment                (128,583)          (356,298)
                                                      ------------       ------------
Net cash provided by investing activities                3,212,707          6,278,834

FINANCING ACTIVITIES
Net proceeds from sale of common stock                     199,312           (576,106)
                                                      ------------       ------------
Net cash provided by financing activities                  199,312           (576,106)

Effect of exchange rate changes on cash                       (305)             5,230
                                                      ------------       ------------
Increase (decrease) in cash and cash equivalents          (839,134)         4,507,978
Cash and cash equivalents at beginning of period         7,754,077          4,568,332
                                                      ------------       ------------
Cash and cash equivalents at end of period            $  6,914,943       $  9,076,310
                                                      ============       ============

ATS MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

September 30, 1999


Note A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

RESULTS OF OPERATIONS

Net sales for the quarter ended September 30, 1999 increased 2.9% to $4,258,127,compared to $4,138,721 for the quarter ended September 30, 1998. Unit sales increased 11% in 1999 compared to 1998. The continued volatility in foreign exchange rates, the pressure from hospital administrators for lower prices and the willingness of competitors to reduce prices put pressure on revenue growth and margins. This pressure, which is expected to continue for the remainder of 1999, caused the average selling price of the Valve to decrease for the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998.

Net sales for the nine months ended September 30, 1999 totaled $13,170,277 which represented a 1.7% increase over the net sales of $12,953,042 reported for the nine months ended September 30, 1998. Unit sales for the first nine months of 1999 increased 4.9% compared to the first nine months of 1998.

The Company sells to independent distributors with assigned territories (generally a specific country or region) who in turn sell the Valve to hospitals or clinics. The Company sells in U.S. dollars, so currency risk is borne by the distributor. As the dollar increases in value against the distributor's local currency, the cost of the Valve increases for the distributor even though ATS does not change the selling price. For the nine months ended September 30, 1999 the Company's sales efforts were challenged by significant price competition from other valve manufacturers and the increased strength of the U.S. dollar relative to almost all foreign currencies. During 1999 and 1998 the Company was selling Valves in most developed countries and several lesser-developed countries ("LDC's").

Since January 1997, the Company has been conducting a clinical study of the Valve at fifteen hospitals in the United States. During the study, Valves are provided to the hospitals at prices designed to recover some of the costs of the clinical study. On August 3, 1999 the Company submitted a PreMarket Approval Application ("PMA") to the U.S. Food and Drug Administration ("FDA"). The FDA will review the information included in the application and if it demonstrates the safety and effectiveness of the Valve, the FDA will allow the Company to market the Valve in the United States. Although it is not possible to predict how long this process may take in this case, it often takes from nine months to over one year.

Cost of sales for the three months ended September 30,1999 totaled $2,639,250 or 62% of sales compared to $2,593,159 or 62.7% of sales for the three months ended September 30, 1998. Cost of goods sold totaled $8,124,129 or 61.7% of sales for the first nine months of 1999 compared to $8,048,109 or 62.1% for the first nine months of 1998.

Beginning in January, 1999 the Company increased production/assembly levels of the Valve. During the first nine months of 1999 the Company assembled 142% more Valves than in the first nine months of 1998. The increased levels are in excess of the Company's current sales levels and are in anticipation of eventual FDA PreMarket approval of the Valve. The benefit of increased production volumes is increased absorption of overhead costs leading to slightly lower cost of goods sold. However, unless the Company is able to increase sales following FDA approval, it would not be practical to continue to assemble Valves at these levels. While the price of the carbon components contained in the Valves sold in the first quarter of 1999 were 6% lower as compared to the cost of carbon components contained in the Valves sold in the first quarter of 1998, the price of components sold for most of the second and third quarter 1999 were 3% higher than the cost of components contained in the Valves sold in the second and third quarter 1998. Based upon the Company's internal sales projections, the price of the carbon contained in Valves sold in the remainder of 1999 is expected to be 3% higher than in 1998. The Company purchases pyrolytic carbon components for the Valve from CarboMedics, Inc. ("CMI"). Approximately 80% of the total cost of a valve is contained in the cost of the carbon components. The price of the components is set under a multi-year supply agreement between the Company and CMI. The price was established in 1990, and varies according to annual volume and is adjusted annually according to increases in the U.S. Department of Labor Employment Cost Index. The Company uses the first-in first-out ("FIFO") method of accounting for inventory.

Gross profit totaled $1,618,877 for the quarter ended September 30, 1999 or 38% of sales, compared to gross profit of $1,545,562 or 37.3% of sales for the quarter ended September 30, 1998. Gross profit totaled $5,046,148 for the first nine months of 1999 or 38.3% of sales compared to $4,904,933 for the nine months ended September 30, 1998 or 37.9% of sales. Although the average selling price per unit decreased in the first nine months of 1999 compared to 1998, the average cost per unit sold decreased even more, improving gross margin.

Research, development and engineering expenses totaled $335,485 for the quarter ended September 30, 1999 versus $355,462 for the quarter ended September 30, 1998. The major portion of the decrease is related to the costs associated with the Company's U.S. clinical study. Approximately 27% and 25% of research and development expenses for the quarters ended September 30, 1999 and 1998, respectively, were for testing and outside consulting services related to the Valve.

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

Selling, general and administrative expenses totaled $852,358 for the three months ended September 30, 1999, a $24,546 increase from $827,812 reported for the three months ended September 30, 1998. Selling, general and administrative expenses totaled $2,677,975 for the first nine months of 1999 compared to $2,650,014 for the first nine months of 1998. The Company had 88 employees at September 30, 1999 compared to 72 employees at September 30, 1998. The absorption of labor into inventory offset the increased payroll expenses. For the quarter ended September 30, 1999 the Company accrued 50% less for incentive compensation than in the quarter ended September 30, 1998.

Interest income totaled $224,682 for the quarter ended September 30, 1999 compared to $344,951 for the quarter ended September 30, 1998. The decrease in interest income in 1999 was the result of lower average investable cash balances during 1999 and lower interest rates. Cash on hand at September 30, 1999 is less than the amount on hand at December 31, 1998. Interest income in 1999 is expected to be approximately 50% less than in 1998. The Company is investing cash in carbon and the completion of a large quantity of Valves in anticipation of the market release of the Valve in the United States.

Net income totaled $655,716 for the quarter ended September 30,1999 compared to $707,239 for the quarter ended September 30, 1998. Net income for the first nine months of 1999 totaled $2,123,246 compared to $2,201,414 for the first nine months of 1998. The increases in operating income for the quarter and first nine months of 1999 as compared to 1998 were more than offset by the decreases in interest income.

The Company has accumulated approximately $15 million of net operating loss carryforwards for U.S. tax purposes. The Company believes that its ability to fully utilize the existing net operating loss carryforwards will be restricted to approximately $3 million per year. Although the Company can offset a significant portion of pretax income with the net operating losses from prior years the Company is subject to alternative minimum taxes and accrued $50,234 to cover state and federal income taxes for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities decreased by $4,180,424 from $20,606,962 at December 31, 1998 to $16,426,538 at September 30, 1999. Inventory
purchases and the pay-down in accounts payable caused the Company to have negative cash flow from operations.

During 1999 the Company is obligated to purchase $14.4 million of components in accordance with the terms of its long-term supply agreement with CMI (the "Supply Agreement"). The Company is obligated to purchase $18.6 million of components in the year 2000. These minimum purchases under the Supply Agreement are not tied to sales of the Company's Valve and the Company does not expect sales of the Valve to exceed the minimum purchase requirements under the Supply Agreement until the Valve is approved for sale in the United States. After the Company purchases the minimum required Valves under the Supply Agreement for the year 2000, the Company will be obligated under the Supply Agreement only to buy what it sells through year 2007.

Accounts receivable increased from $5,820,699 at December 31, 1998 to $6,382,436 at September 30, 1999. Most of the Company's sales have been to customers in international markets and while the Company attempts to set standard 60 day terms for accounts receivable, competitive pressures and geographical economic situations have caused the Company to selectively extend the terms for payment. At December 31, 1998 and September 30, 1999, the account balance for one customer was 26% and 27.8%, respectively, of outstanding receivables. The Company has done business with this customer since 1992 and the size of the receivable, while substantial, is consistent with the growth of business in this market and in line with the size of the customer's overall business.

Current liabilities increased slightly from $2,611,801 at December 31, 1998 to $2,632,657 at September 30, 1999. The majority is in accounts payable and is related to the amount owing to CarboMedics, Inc. under the Supply Agreement.

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

The Company's internal financial, manufacturing and other computer systems are being reviewed to assess and remediate Year 2000 problems. The Company's assessment of internal systems includes its information technology ("IT") as well as non-IT systems (systems which contain embedded technology and are used in manufacturing or process control equipment containing microprocessors or other similar circuitry). As a result of this review the Company determined that some of its equipment and software needed to be upgraded or replaced. During 1998 the Company spent approximately $59,000 on hardware and software some of which was necessary to eliminate potential Year 2000 problems. During the first nine months of 1999 the

Company purchased $58,268 of computer equipment and software. The Company's 1999 budget for hardware and software is $164,528 including the replacement or upgrade of personal computers, workstations and software which are not currently Year 2000 compliant.

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

The total estimated cost for resolving the Company's Year 2000 issues is approximately $223,500, of which approximately $169,000 has been spent through September 30, 1999. The total cost estimate includes the cost of replacing non-compliant systems as a remediation cost in cases where the Company has accelerated plans to replace such systems. Estimates of Year 2000 costs are based on numerous assumptions, and there can be no assurance that the estimates are correct or that actual costs will not be materially greater than anticipated.

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

THE SINGLE EUROPEAN CURRENCY

A significant portion of the Company's sales occur in Europe. Effective January 1, 1999 various European countries began utilizing a single currency, the "Euro". From January 1999 through December 2001, merchants will be encouraged to discontinue using local country currencies and begin using the Euro to transact business. Beginning in 2002, it will be required that business in the European Community be conducted using the Euro. The Company sells to all of its customers in U.S. Dollars and does not expect to have accounting system issues relative to currency translation. The Company's selling prices are similar to most of its European distributors and therefore should not cause significant disruption whether in dollars or Euros. Europe is a very important market for the Company's Valve. Disruption or loss of a portion of the Company's European business could have a material and adverse impact on the Company's financial position. The Euro has declined in value relative to the dollar by 10% from its introduction January 1, 1999 to September 30, 1999. The Company sells in U.S. Dollars so the price of the Valve to Distributors in countries covered by the Euro has in effect increased by 10%. Transactionally the introduction of the Euro has not been a problem for the Company and its European distributors, but economically the weakness in the Euro has put pressure on the Company's pricing.

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


Date:  November 5, 1999                    ATS MEDICAL, INC.


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