Form 10-K405
period 1999-12-31
ATS MEDICAL INC
filed 2000-03-30
CIK 824068

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    ---------

                                    FORM 10-K
            _X_ Annual report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
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

                                 Yes _X_ No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

         The aggregate market value of voting stock held by nonaffiliates of the registrant as of March 17, 2000, was approximately $157,364,793.75 (based on the last sale price of such stock as reported by the NASDAQ National Market).

         The number of shares outstanding of each of the registrant's classes of common stock as of March 17, 2000, was:

          Common Stock, $.01 par value               17,926,371 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

         Pursuant to General Instruction G, the responses to Items 5, 6, 7, and 8 of Part II of this report are incorporated by reference to certain information contained in the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1999 and the responses to Items 10, 11, 12 and 13 of Part III of this report are incorporated herein by reference to certain information contained in the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders to be held on May 4, 2000.

                                ATS MEDICAL, INC.
                                 1999 FORM 10-K

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

We manufacture and market a mechanical bileaflet heart valve with a unique open pivot design. Our valve is used to treat heart valve failure caused by the natural aging process, rheumatic heart disease, prosthetic valve failure and congenital defects. Our Chairman, Chief Executive Officer and founder, Manuel Villafana, has led ATS in the development of a valve designed to achieve a significant advancement in mechanical heart valve technology. Mechanical heart valves have been in use since the early 1960s. In 1976, Mr. Villafana founded St. Jude Medical, Inc. to develop a bileaflet mechanical heart valve that has become the world's most frequently implanted prosthetic heart valve and is currently the industry standard. The U.S. market for replacement heart valves in 1998 was estimated to be over $325 million.

The ATS heart valve is designed to "advance the standard" among mechanical heart valves by incorporating a pivot consisting of protruding spheres upon which the leaflets of the valve pivot to open and close. This unique open pivot has been designed to eliminate the cavity associated with the pivot of other bileaflet valves and to improve the ability of the blood to flow through the valve without forming clots.

PROSTHETIC HEART VALVE MARKET

There are two types of replacement heart valves: tissue and mechanical. Tissue valves are made from animal or cadaver tissue or in some cases the patient's own tissue. Tissue valves do not present the same level of risk of blood clotting around the valve as mechanical valves. Tissue valves, however, have limited long-term durability due to calcification and deterioration. If a tissue valve fails, a new prosthetic valve must be implanted, requiring another open heart surgery. Mechanical valves are made from durable materials such as metals and carbon. In vitro testing of current pyrolytic carbon mechanical valves has yielded estimated useful lives in excess of any patient's lifetime. Current mechanical valves, however, require the use of anti-coagulants to prevent formation of blood clots; tissue valves generally do not require anti-coagulant treatment. Tissue valves are generally prescribed for patients who are less able to tolerate anti-coagulants due to conditions such as gastrointestinal ulcers or liver dysfunction, elderly patients, women in their childbearing years and very active people.

Heart surgeons choose a particular type of mechanical valve based on a number of factors. A principal factor in the choice of a valve is the potential for forming blood clots, or thrombosis, resulting from areas in the valve where the blood can stagnate. Blood clots can impair the performance of a valve and, if the clot detaches and moves through the bloodstream (a thromboembolism), result in an arterial blockage or stroke. Another principal factor in the choice of a mechanical valve is the blood flow efficiency, or hemodynamics, of the valve. A mechanical valve should allow blood to flow easily through the valve with minimal pressure required to open the valve and minimal backflow of blood when the valve closes. The valve also should not exert force on the blood that could damage the fragile blood cells. Other factors that are important in a surgeon's choice of a mechanical valve are the ease in implanting and monitoring the valve's performance, the patient's quality of life and the physician's familiarity with and confidence in the valve.

In addition to heart surgeons, administrators or business managers at hospitals and clinics have become increasingly influential in the purchase decision-making process in recent years. The increasing emphasis on medical cost containment in most world markets has elevated the decision-making power of the administrator to a level equal to or greater than that of the surgeon. The administrator tends to focus on cost-effectiveness and, in some markets, primarily on the cost of the valve.

We estimate that the total heart valve market in the U.S. in 1997 was approximately $310 million. We estimate that approximately 75,000 heart valve replacement surgeries were conducted in the United States in 1997. Of the total number of heart valve replacement surgeries, approximately 50,000, or 67%, involved mechanical heart valves and approximately

25,000, or 33%, involved tissue heart valves. Since 1993, the total U.S. replacement heart valve market grew at a compound annual growth rate of 2.5 to 3.0%, with mechanical valves growing at an annual rate of 1.5 to 2.0%.

THE ATS OPEN PIVOT BILEAFLET VALVE

Our product is designed to advance the standard of existing mechanical heart valves by combining a proprietary open pivot design and other innovative features with the widely accepted biocompatibility and durability of pyrolytic carbon. The standard ATS heart valve is available in seven sizes ranging from 19mm to 31mm in diameter, with sewing cuffs for either aortic valve or mitral valve replacement. In 1994, we introduced the Advanced Performance series of the ATS heart valve in international markets. This valve is available in seven sizes ranging from 16mm to 28mm in diameter. Our 16mm valve is currently the world's smallest mechanical valve.

The major design features of the ATS heart valve are:

         OPEN PIVOT AREAS. The proprietary open pivot areas of the ATS heart valve feature spherical protrusions from the orifice that match spherical notches in the leaflets. The pivot areas protrude into the orifice and so are exposed to the washing action of the blood flowing through the heart valve. All other currently marketed bileaflet valves contain pivot cavities in the orifice wall into which protrusions from the semi-circular leaflets extend to allow the leaflets to open and close. The open pivot design also features angled inflow and outflow pivot stops.

         A THIN BUT DURABLE ORIFICE. The orifice of the ATS heart valve is manufactured using a mandrel which is coated with pyrolytic carbon. The mandrel is then removed, leaving a solid pyrolytic carbon orifice. In contrast, the industry standard valve's orifice is composed of a soft graphite substrate coated with pyrolytic carbon. By eliminating the graphite substrate, we have made the orifice wall thinner, resulting in a larger average inside diameter. The orifice is surrounded by a titanium stiffening ring and is rotatable.

         LOW PROFILE DESIGN. The ATS heart valve has a low profile design. The profile of a mechanical heart valve refers to the extension of the orifice and leaflets above and below the natural tissue anulus, or location of the natural heart valve. The inflow side of the orifice of the ATS heart valve is flat, unlike the most popular cavity pivot valve which has upward protrusions on the orifice to house the cavity.

         AN ADVANCED SEWING CUFF. The sewing cuff surrounding the orifice of the ATS heart valve is made of double velour polyester and includes a surgical felt ring for ease of sewing. An extended sewing cuff is used with the 31mm carbon components to create a 33mm valve for special mitral valve replacements. The Advanced Performance series offers a reconfigured sewing cuff, allowing a valve with a larger inside diameter to be used in small anulus situations.

         PYROLYTIC CARBON. Pyrolytic carbon has been used in mechanical heart valves for over 25 years. The orifice of our heart valve is fabricated entirely from pyrolytic carbon, while the leaflets are fabricated by coating pyrolytic carbon on graphite substrates. Pyrolytic carbon used in other mechanical valves has been tested to function longer than any patient's lifetime. Pyrolytic carbon is believed to be superior to metal and plastics in terms of the human body's acceptance of the material, thus resulting in lower rates of thrombosis and thromboembolism than with other materials. Because of its durability and biocompatibility, pyrolytic carbon is used in virtually every mechanical heart valve in the market.

         TWO LEAFLETS. Bileaflet valves are used in substantially all mechanical heart valves being marketed today. The leaflets in the ATS heart valve have tungsten impregnated in the substrate to make them visible under x-ray.

The ATS heart valve is designed to provide the following primary advances over the industry standard mechanical heart valve:

         REDUCED RATES OF THROMBOEMBOLIC COMPLICATIONS. The pivot cavities found in other bileaflet heart valves are areas of blood flow stagnation and possible blood clot formation. By eliminating the cavities in the orifice and placing the pivot areas within the normal blood flow, the improved washing action in the ATS heart valve is intended to lower the likelihood of blood clot formation and the resulting incidence of thromboembolism. The open pivot design as well as the angled inflow and outflow pivot stops also result in low levels of hemolysis (damage to blood cells), which may contribute to a low rate of thromboembolic complications.

         IMPROVED BLOOD FLOW EFFICIENCIES. We have made the orifice of our product both durable and thinner, thereby resulting in a larger inside diameter. The larger inside diameter of the ATS heart valve is intended to result in lower pressure gradients in our product. (The term "gradients" refers to the pressure difference between the inflow and outflow side of the valve needed to support the required blood flow through the valves.) The ATS heart valve is also designed to have less regurgitation (backflow of blood when the valve is closing and closed) due to the geometry of its angled inflow and outflow pivot stops which minimize the direct leakage paths. These design characteristics are intended to result in superior blood flow efficiencies which should reduce the workload on the heart.

         EASE OF IMPLANT. Our product has been designed for ease of use by the heart surgeon. The low profile of the ATS heart valve is intended to minimize implant complications. Leaflets that extend significantly below the natural tissue anulus in the mitral position may obstruct blood outflow or interfere with the septum or other parts of the heart. Protrusions on the inflow side of the anulus in the aortic position may snag sutures used to attach the mechanical valve to the heart. In addition, because the orifice can be rotated , the surgeon can optimize valve orientation by adjusting the position of the leaflets after the ATS heart valve has been sutured in the natural anatomical position in the patient's heart. Suturing the ATS heart valve into the heart is made easier by reducing the number of layers of polyester material in the aortic and mitral cuffs and by adding the surgical felt ring in the sewing cuff, thereby easing the passage of the suture needle through the sewing cuff. The packaging and accessories of the ATS heart valve also are designed to facilitate the implant procedure by including all of the required items pre-assembled in a sterilized dual barrier container.

         IMPROVED FOLLOW-UP DIAGNOSTIC CAPABILITY. Our product facilitates the follow-up diagnostic process by being more easily visible to x-rays. The titanium stiffening ring provides a clear image on x-rays when taken from any angle. The leaflets also have a higher density of tungsten impregnated in the substrate, making them more visible to x-rays.

         IMPROVED PATIENT QUALITY OF LIFE THROUGH LOWER NOISE LEVELS. Patients with other implanted mechanical heart valves frequently complain of disturbances resulting from the clicking sound created as the valve closes. These disturbances range from irritability and insomnia to paranoia and depression. Spouses of patients with implanted mechanical valves also report disturbances resulting from the noise of the valve. Based on informal surveys, we believe that the ATS heart valve is quieter than our competitors' valves and below the threshold of hearing of most patients. We believe that the reduced noise level of our product further improves the quality of life of the patient.

In 1997, we introduced an aortic valved graft. The aortic valved graft consists of an ATS heart valve connected to a collagen-impregnated vascular graft. It is used in cases where the aortic valve and a portion of the ascending aorta must be replaced.

CLINICAL RESULTS AND REGULATORY STATUS

The ATS heart valve has not yet been approved for sale in the United States. On August 3, 1999, the FDA accepted for filing our PMA application for approval to sell the ATS heart valve in the United States. On February 4, 2000, we received a letter from the FDA requesting additional information regarding the ATS heart valve. To support our PMA application with the FDA, we submitted data on over 950 implants of the ATS heart valve in 17 U.S. and 3 international clinical centers. An application for marketing the ATS heart valve is also under review in Canada by Health Canada.

In May 1992, we began to sell the ATS heart valve in Switzerland, Germany, Belgium and the United Kingdom. We received ISO 9001 certification in April 1994 and European Regulatory Approval ("CE") for the ATS heart valve in March 1995. The ISO 9001 certification signifies that our procedures and manufacturing facilities comply with international standards for quality assurance. The CE mark denotes conformity with European standards for safety and allows certified devices to be sold in all European Union countries. By the end of 1995, the ATS heart valve was available in most European countries. We received approval to begin commercial sales in Japan in June 1996 and in Australia in September 1998. We have obtained regulatory approvals in other countries where required. As of December 31, 1999, the ATS heart valve was available for sale in 32 countries worldwide.

As of December 31, 1999, we estimate that over 33,500 ATS heart valves have been implanted in patients. We have received implant registration data from over 172 institutions in 26 countries which have implanted the ATS heart valve in patients.


MARKETING, SALES AND DISTRIBUTION

Our international marketing strategy combines the substantial cardiovascular sales experience of our senior officers with a network of experienced independent distributors to sell the ATS heart valve internationally. We believe that our independent distributor network has provided a rapid and cost efficient means of increasing market penetration and commercial acceptance of the ATS heart valve in key international markets. The use of an independent distributor does not involve significant expense to us. We have been able to attract experienced mechanical valve sales organizations familiar with local markets and customs to act as independent distributors.

If we receive FDA approval of our PMA application, we intend to market the ATS heart valve in the United States through a direct sales force. We plan to focus our marketing efforts on the top 20 to 30% of the approximately 880 open heart centers and on leading cardiac surgeons at those institutions. We believe that we can effectively market and sell to these surgeons through a 25 to 30 person direct sales force divided into three to four regions. The cardiac surgeons at these centers perform a significant portion of the heart valve implant procedures in the United States and tend to adopt new technologies and devices more readily. We also believe that acceptance of our product by leading U.S. cardiac surgeons will help to generate greater demand.

At December 31, 1999, we had contracts with 24 independent distributors covering 32 countries outside the United States. Sales to distributors in Japan, France and Germany represented over 45% of our total sales for each of the past three years. The table below sets forth the sales to our top three independent distributors and the respective countries in which they operate.


                                              SALES AS A PERCENTAGE OF TOTAL
                                                         REVENUE
                                           -------------------------------------
                                               1997        1998        1999
                                               ----        ----        ----
Japan                                          17.2%       19.2%       18.6%
Germany                                        16.7        15.1        16.2
France                                         11.2        16.0        14.7


Each of our independent distributors has the exclusive right to sell the ATS heart valve within a defined territory. These distributors also market other medical products, although they have agreed not to sell other mechanical heart valves. Most of our distributor agreements establish quotas for sales of the ATS heart valve in the distributor's territory. Under most of the distributor agreements, we may, at our option, terminate the agreement upon the departure of certain key employees of the distributor or a change in control of us. We sell the ATS heart valve to each distributor F.O.B. Minneapolis, Minnesota. Sales to international distributors are denominated in U.S. dollars. We allow the return of unused valves as long as the valve packaging has not been opened and the sterilization date has not expired.

Our sales, marketing and customer service personnel provide support to our independent distributors. Our marketing efforts include displaying the ATS heart valve at major international, national and regional medical meetings attended by cardiovascular surgeons and cardiologists. We also distribute product brochures and product information bulletins and conduct product training sessions.

RELATIONSHIP WITH SULZER CARBOMEDICS

Sulzer Carbomedics ("Carbomedics") developed the basic design from which the ATS heart valve evolved. Carbomedics is the largest and most experienced manufacturer of pyrolytic carbon components used in mechanical heart valves. Carbomedics has also designed and patented numerous mechanical valves. Carbomedics offered to license a patented and partially developed valve to us if we would complete the development of the valve and agree to purchase carbon components from Carbomedics. Since 1990, Carbomedics has been our sole source of the carbon components used in our valve and the licensor of certain technology upon which our product is based. We recently restructured our contractual relationships with Carbomedics to lower our cost of carbon components and to begin the technology transfer which will enable us to manufacture those components ourselves.

We have three agreements with Carbomedics: a license agreement and a long-term carbon supply agreement entered into in September 1990, and a carbon technology agreement entered into in December 1999. Under the terms of the license agreement with Carbomedics, we hold an exclusive, royalty-free, worldwide license to an open pivot, bileaflet mechanical heart valve from which the ATS heart valve was developed. The license agreement does not include the right to manufacture the pyrolytic carbon components of the ATS heart valve, except that if Carbomedics were unable to produce the components, we would have the right and license to make the components or have them made for us. Carbomedics may terminate the license agreement or declare the license to be non-exclusive if we fail to meet the minimum purchase requirements under the supply agreement during any year prior to 2001. Upon satisfaction of these minimum purchase requirements under the supply agreement, we will have a paid-up, exclusive, royalty-free, worldwide license. After making certain design changes in the valve, we finalized the design of the ATS heart valve and filed and received an additional U.S. patent covering the design modifications. The design improvements and the U.S. patent covering the modifications are the exclusive property of ATS.

The supply agreement, as amended through December 1999, runs through the end of 2007 and requires us to purchase a minimum number of valve components each year. If we do not satisfy the minimum purchase requirements during any year prior to 2001, Carbomedics will have the right to terminate the supply agreement and the license agreement or to declare the license agreement to be non-exclusive. In addition, prior to 2001, we cannot purchase valve components from any source other than Carbomedics, unless Carbomedics is unable to deliver suitable components. We have currently satisfied all of our purchase obligations under the supply agreement. We are obligated to purchase 16.5 million heart valve components from Carbomedics in 2000. After 2000, the number of valve components and the price of each set of components that we are obligated to purchase under the supply agreement will decrease substantially as compared to prior years under the agreement, subject to a yearly price adjustment for changes in the U.S. Department of Labor Employment Cost Index.

In December 1999, we entered into a carbon technology agreement with Carbomedics under which we obtained an exclusive, worldwide right and license to use Carbomedics' pyrolytic carbon technology to manufacture components for the ATS heart valve, and a non-exclusive worldwide right and license to use the technology to produce pyrolytic carbon components for other devices and manufacturers, including, after 2008, for other heart valve manufacturers. Under the agreement Carbomedics has also agreed to assist us in designing, building, equipping, qualifying and commencing operations in a pyrolytic carbon component production facility in Minneapolis, Minnesota. In return, we have agreed to pay Carbomedics a license fee totaling $41 million in eight installments over seven years, subject to deferral if certain milestones are not satisfied.

We are obligated under the carbon technology agreement to pay all of the costs of establishing the new carbon production facility, including hourly fees and out-of-pocket expenses of the Carbomedics employees assigned to assist us in setting up the facility. We and Carbomedics have also mutually agreed not to solicit or hire each other's employees (other than sales and marketing employees) for two years after completion of the milestone payments or termination of the agreement.

The carbon technology agreement may be terminated by either party upon a material breach of the agreement by the other party, subject to certain waiting periods during which the breaching party will have an opportunity to cure the default. In addition, Carbomedics may terminate the agreement if we cease business, make an assignment for the benefit of creditors, or enter into certain insolvency, receivership or bankruptcy proceedings. We can terminate the agreement at any time after the third anniversary if we determine to exit the mechanical heart valve business.

MANUFACTURING

We assemble the ATS heart valve in a controlled clean room environment at our facility in a suburb of Minneapolis, Minnesota. Our manufacturing operation currently consists of fabricating the sewing cuff, assembling, inspecting, testing and packaging all of the components into a finished valve, and then sterilizing the valve prior to shipment to distributors.

We will have to establish a facility for manufacturing pyrolytic carbon components under the Carbomedics technology agreement. We are currently in the process of locating a facility. Our preliminary plans call for a 19,000 square-foot building with facilities capable of producing 10,000 valve sets per year. The manufacturing operations will include substrate machining and preparation, carbon coating, coated part machining and final polishing and finishing activities. We expect to hire 7 to 10 technical and production personnel over the next twelve months. We anticipate that the facility will not be operational until 2003. The key steps required to complete the facility include:

         o        outfitting the building;

         o        purchasing and installing manufacturing equipment;

         o        training technical and production personnel;

         o        conducting pilot production runs;

         o demonstrating compliance with FDA and international good manufacturing practices and quality system regulations; and

         o        scaling up production.

Under the terms of our agreement with Carbomedics, we may also elect to have Carbomedics train our personnel how to machine graphite and pyrolytic carbon parts, and teach us how to fabricate our own tooling. We have not yet determined whether we will develop these capabilities internally or contract these steps out to third party vendors. We currently have in inventory enough carbon components to satisfy our projected requirements for pyrolytic carbon components for over two years. In addition, we are obligated to continue to buy some valve components from Carbomedics under the supply agreement through 2007.

COMPETITION

The prosthetic heart valve market is highly competitive with one dominant company, St. Jude Medical, Inc. In 1999, according to industry estimates, St. Jude Medical supplied approximately 50% of the mechanical heart valves sold worldwide. Other companies that sell mechanical valves include Medtronic, Inc., Carbomedics, Baxter Edwards, Sorin Biomedica sPa and Medical Carbon Research, Inc. St. Jude Medical, Medtronic, Baxter Edwards, Sorin Biomedica and CryoLife also sell tissue valves. Many of our competitors have greater financial, manufacturing, and marketing resources than we have.

We are aware of several companies that are developing new prosthetic heart valves. Several companies are developing and testing new autologous (created from the patient's own tissue) valves, potentially more durable tissue valves and new bileaflet and trileaflet mechanical designs. Advancements also are being made in surgical procedures such as mitral valve reconstruction, whereby the natural mitral valve is repaired, delaying the need for a replacement valve. Other companies are pursuing biocompatible coatings to be applied to mechanical valves in an effort to reduce the incidence of thromboembolic events and to treat tissue valves to forestall or eliminate calcific degeneration in these valves.

Competition within the prosthetic heart valve market is based on, among other things, clinical performance record, minimalization of complications, ease of use for the surgeon, patient comfort and cost effectiveness. We believe that the most important factors in a heart surgeon's selection of a particular prosthetic valve are the perceived benefits of the valve and the heart surgeon's confidence in the valve design. As a result, valves that have developed a favorable clinical performance record have a significant marketing advantage over new valves. In addition, negative publicity resulting from isolated incidents can have a significant negative effect on a valve's overall acceptance. Our success is dependent upon the surgeon's willingness to use a new prosthetic heart valve as well as the future clinical performance of the ATS heart valve compared with the more established competition.

We believe that mechanical heart valves are currently being marketed to hospitals at prices that vary significantly from country to country due to market conditions, currency valuations, distributor mark-ups and government regulations. We believe that, after distributor mark-up, the ATS heart valve sells at or above the current price of other valves in most markets. In many markets, government agencies are imposing or proposing price controls or restrictions on medical products. We work with our independent distributors to price the ATS heart valve in each market to meet these limitations. In addition, our primary competitors have the ability, due to their internal carbon manufacturing facilities and economies of scale, to manufacture their valves at a lower cost than we can currently manufacture the ATS heart valve. The market leader has recently been using price as a method to compete in several markets.

PATENTS AND PROPRIETARY TECHNOLOGY

Our policy is to protect our proprietary position by obtaining U.S. and foreign patents to protect technology, inventions and improvements important to the development of our business. Under our agreements with Carbomedics, we have obtained a royalty-free license to the Carbomedics patent on the basic design of an open pivot bileaflet mechanical heart valve and, in December 1999, the right to manufacture pyrolytic carbon components, subject to the payment of license fees. See "Business--Relationship with Sulzer Carbomedics." The Carbomedics patent expires in 2004. We subsequently made modifications to the basic design. We were issued a U.S. patent covering our design improvements to the ATS heart valve in October 1994. We also have filed patent applications in Japan, Belgium, France, Germany, Netherlands, Spain, Switzerland and the United Kingdom relating to the design improvements. Patents have been granted in all of these countries. We cannot be certain that any patents will not be challenged or circumvented by competitors.

We also rely on trade secrets and technical know-how in the manufacture and marketing of the ATS heart valve. We typically require our employees, consultants and contractors to execute confidentiality agreements with respect to our proprietary information.

We claim trademark protection on ATS Medical(TM) and ATS Open Pivot
Bileaflet(TM).

GOVERNMENT REGULATION

Our ATS heart valve is regulated in the United States as a medical device by the FDA under the Federal Food, Drug and Cosmetic Act, or FDC Act. Under the FDC Act, the FDA regulates the research, testing, manufacturing, safety, labeling, storage, record keeping, advertising and distribution of medical devices. The FDA classifies our ATS heart valve as a Class III device, which is subject to the highest level of controls. Noncompliance with applicable regulations can result in withdrawal of prior approvals, total or partial suspension of production, fines, injunctions, recall of products, civil penalties and criminal prosecution.

Before it can be sold in the United States, the ATS heart valve requires premarket approval by the FDA. In December 1996, we received approval of our investigational device exemption application to start limited clinical studies, and on August 3, 1999, the FDA accepted for filing our PMA application. Under the FDC Act, the FDA has 180 days to review a PMA application, although the review time usually takes longer and may require additional information. The PMA application process can be expensive, uncertain and lengthy. A number of devices for which premarket approval has been sought have never been approved for marketing and sale.

On February 4, 2000, we received a letter from the FDA relating to our PMA application. In this letter, the FDA requested additional information regarding the ATS heart valve. We expect to submit the requested information in April 2000. Upon completion of this review, the FDA could, among other things, request additional information or schedule a meeting for presentation of clinical data to a FDA advisory panel. Premarket approval to sell the ATS heart valve will be subject to the advisory panel's recommendation.

We also are subject to FDA regulations concerning manufacturing processes and reporting obligations. These regulations require that manufacturing steps be performed according to FDA standards and in accordance with documentation, control and testing standards. The FDA monitors compliance with its good manufacturing practices regulations by conducting periodic inspections. We are required to provide information to the FDA on adverse incidents as well as maintain a detailed record keeping system in accordance with FDA guidelines. We expect that our carbon fabrication processes and new manufacturing facility will be subject to domestic and international regulatory inspection and review. We will be required to perform testing and analysis on the components we manufacture before we can sell the ATS heart valve in the United States and international markets. We may be required to conduct clinical studies of the ATS heart valve incorporating the components that we manufacture.

Even if regulatory approval of a product is granted, the FDA may require testing and surveillance programs to monitor the safety and effect of the product and may prevent or limit further marketing of the product based on the results of these post-marketing programs.

The advertising of our product also will be subject to both FDA and Federal Trade Commission regulations. In addition, we will be subject to the "fraud and abuse" laws and regulations promulgated by the U.S. Department of Health and Human Services and the U.S. Health Care Finance Administration if we sell the ATS heart valve to Medicare or Medicaid patients.

Regulation of heart valves varies widely in foreign countries. Foreign countries vary from having no regulations to having a pre-market notice or pre-market approval process. The European Union has adopted rules which require that medical products receive the right to affix the CE mark, an international symbol that denotes conformity with European standards for safety and allows certified devices to be marketed in all European Union countries. As part of the CE compliance, manufacturers are required to comply with the ISO 9000 series of standards for quality operations. We received ISO 9001 certification in 1994 and CE mark approval in March 1995. We will continue to be subjected to various audits and tests under the European Community directives. In June 1996, we received approval to begin commercial sales in Japan through a Shonin regulatory approval obtained by our distributor, Century Medical, Inc. In September 1998, we received approval from the

Therapeutic Goods Administration for commercial sales in Australia. We are in the process of pursuing regulatory approval for the ATS heart valve in Canada.

THIRD PARTY REIMBURSEMENT

In the United States, healthcare providers that purchase medical devices, such as our product, generally rely on third-party payors, including Medicare, Medicaid, private health insurance carriers and managed care organizations, to reimburse all or part of the cost and fees associated with the procedures performed using these devices. The commercial success of the ATS heart valve will depend on the ability of health care providers to obtain adequate reimbursement from third-party payors for the surgical procedures in which our products are used. Third-party payors are increasingly challenging the pricing of medical products and procedures. Even if a procedure is eligible for reimbursement, the level of reimbursement may not be adequate. In addition, third-party payors may deny reimbursement if they determine that the device used in the treatment was not cost-effective or was used for a non-approved indication.

In international markets, market acceptance of the ATS heart valve depends in part upon the availability of reimbursement from healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country. The main types of healthcare payment systems in international markets are government sponsored healthcare and private insurance. Countries with governmental sponsored healthcare, such as the United Kingdom, have a centralized, nationalized healthcare system. New devices are brought into the system through negotiations between departments at individual hospitals at the time of budgeting. In Japan, France and Germany, the government sets an upper limit of reimbursement for various valve types. In most foreign countries, there are also private insurance systems that may offer payments for alternative devices.

We have pursued reimbursement for our ATS heart valve internationally through our independent distributors. While the healthcare financing issues in these countries are substantial, we have been able to sell the ATS heart valve to private clinics and nationalized hospitals in each of the countries served by our distributors.

PRODUCT LIABILITY AND INSURANCE

Cardiovascular device companies are subject to an inherent risk of product liability and other liability claims in the event that the use of their products results in personal injury. A mechanical heart valve is a life-sustaining device, and the failure of any mechanical heart valve usually results in the death of the patient. We have not received any reports of mechanical failure of our valves implanted to date and have not experienced any product liability claims. Any product liability claim could subject us to costly litigation, damages and adverse publicity.

We currently maintain product liability insurance policy with an annual coverage limit of $25 million in the aggregate. A $5 million product liability insurance policy is required by the supply agreement with Carbomedics. We are financially responsible for any uninsured claims or claims which exceed the insurance policy limits. Product liability insurance is expensive for mechanical valves. If insurance becomes completely unavailable, we must either develop a self-insurance program or sell without insurance, which would require the consent of Carbomedics. The development of a self-insurance program would require significant capital.

Carbomedics has made no warranty on our valve components. We have agreed to hold Carbomedics harmless and indemnify Carbomedics in the event claims are made or damages are assessed against Carbomedics as a result of our valve.

EMPLOYEES

As of January 1, 2000 we had 80 full-time employees, of whom 21 were engaged in regulatory affairs and quality assurance, 38 in production and 21 in administrative, purchasing and marketing activities.



ITEM 2.  PROPERTIES

We lease approximately 23,912 square feet of administrative, production and engineering space in a suburb of Minneapolis, Minnesota. The lease expires on February 28, 2003. Although we believe that this facility is adequate for our current needs, we intend to establish a new pyrolytic carbon manufacturing facility in close proximity to our principal executive offices. Also, see our discussion of a possible new manufacturing facility under Item 1, "Manufacturing."


ITEM 3.  LEGAL PROCEEDINGS

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are as follows:

Name                 Age   Position
----                 ---   --------
Manuel A. Villafana   59   Chairman of the Board and Chief Executive Officer
Richard W. Kramp      54   President, Chief Operating Officer and Director
Russell W. Felkey     49   Executive Vice President of Regulatory Affairs and
                           Secretary
John H. Jungbauer     50   Vice President, Treasurer and Chief Financial Officer
Frank R. Santiago     48   Vice President, Sales and Marketing

MANUEL A. VILLAFANA, a founder of our company, has served as Chief Executive Officer and Chairman of the Board since our inception in 1987. From 1983 to 1987, Mr. Villafana served as Chairman of GV Medical, Inc., a company co-founded by Mr. Villafana to develop, manufacture and market the LASTAC System, a laser transluminal angioplasty catheter system. From 1976 to 1982, Mr. Villafana served as President and Chairman of St. Jude Medical, Inc., a company founded by Mr. Villafana to develop, manufacture and market a prosthetic bileaflet heart valve manufactured from pyrolytic carbon. From 1972 to 1976, Mr. Villafana served as President and Chairman of Cardiac Pacemakers, Inc., a company founded by Mr. Villafana to develop, manufacture and market a new generation of lithium powered pacemakers.

RICHARD W. KRAMP has served as our President and Chief Operating Officer and a Director since March 1988. Mr. Kramp also will be responsible for overseeing the development of and managing the new pyrolytic carbon manufacturing facility. Prior to joining us, Mr. Kramp was Vice President of Sales and Marketing for St. Jude Medical, Inc., where Mr. Kramp served in a variety of sales and marketing capacities from 1978 to 1988. From 1976 through 1978, Mr. Kramp served as Illinois Sales Manager for Life Instruments, a distributor of cardiovascular products. From 1972 to 1976, Mr. Kramp was the Senior Design Engineer and then Supervisor of Electrical Design for Cardiac Pacemakers, Inc., where he designed the first lithium powered demand pacemaker for which he received a U.S. patent. Mr. Kramp also is a director of MedAmicus, Inc., a medical products company.

RUSSELL W. FELKEY has served as our Executive Vice President of Regulatory Affairs since April 1991 and as Secretary since October 1995. From 1989 to 1991, Mr. Felkey was Vice President of Regulatory Affairs and Quality Assurance at Cardiovascular Imaging Systems, Inc., a company involved in the development of peripheral and coronary ultrasound catheters. From 1984 to 1989, Mr. Felkey was Vice President of Regulatory Affairs at GV Medical, Inc.

JOHN H. JUNGBAUER has served as Vice President since April 1995 and as Treasurer and Chief Financial Officer since October 1990. From 1988 to 1990, Mr. Jungbauer was Executive Vice President of Titan Medical, Inc., a medical products company. During 1987, Mr. Jungbauer served as a consultant to Titan Medical, Inc. From 1981 to 1987, Mr. Jungbauer was Vice President of Finance at St. Jude Medical, Inc.

FRANK R. SANTIAGO has served as our Vice President, Sales and Marketing since June 1998 and as Director of Sales and Marketing since June 1997. From March 1985 to March 1997, Mr. Santiago owned and operated Hemotech Systems, a cardiovascular products and services company providing services such as ambulatory recording of electrocardiograms and blood pressure. Prior to 1987, Mr. Santiago was a cardiovascular specialist at American Edwards/Baxter, a regional training manager in various sales and marketing divisions of Johnson and Johnson and a product specialist at Ayerst Laboratories/American Home Products.

MEDICAL ADVISORY BOARD

The Company has a Medical Advisory Board that meets periodically to review and guide the design and testing of the valve as well as to provide assessments of potential new cardiovascular products. The members of the Medical Advisory Board are as follows:

DR. DEMETRE M. NICOLOFF is a world-renowned cardiac surgeon practicing with Cardiac Surgical Associates in association with the Minneapolis Heart Institute and St. Paul Heart and Lung Center. Previously, Dr. Nicoloff was an Associate Professor of Surgery at the University of Minnesota and taught in the Department of Surgery at the University of Minnesota for over 15 years. Dr. Nicoloff participated in the first human implant of the ATS Medical valve in May 1992. Dr. Nicoloff also participated in the design of the first general of bileaflet valves and performed the first human implant of the most frequently implanted mechanical bileaflet valve. Dr. Nicoloff previously was a member of the Scientific Advisory Board of St. Jude Medical, Inc. Dr. Nicoloff received his medical degree from Ohio State University.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The information contained under the heading "Common Stock Information" on page 10 of the Company's Annual Report to Shareholder's for the year ended December 31, 1999 (the "Annual Report to Shareholders") is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The information contained under the heading "Financial Highlights" on the inside cover of the Annual Report to Shareholders is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 to 10 of the Annual Report to Shareholders is incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" on page 8 of the Annual Report to Shareholders is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information contained under the headings "Consolidated Statements of Financial Position," "Consolidated Statements of Income," "Consolidated Statement of Changes in Shareholders' Equity," "Consolidated Statements of Cash Flows," and "Notes to Consolidated Financial Statements" on pages 12 to 20 of the Annual Report to Shareholders is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See Part I of this Report. Pursuant to General Instruction G(3), reference is made to information contained under the heading "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 2000, which information is incorporated herein.


ITEM 11. EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3), reference is made to information contained under the heading "Executive Compensation" and "Compensation of Directors" in the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 2000, which information is incorporated herein, excluding the "Report of the Compensation Committee Concerning Executive Compensation."


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to General Instruction G(3), reference is made to information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 2000, which information is incorporated herein.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G(3), reference is made to information contained under the heading "Election of Directors" and "Executive Compensation" in the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 2000, which information is incorporated herein, excluding the "Report of the Compensation Committee Concerning Executive Compensation."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.       FINANCIAL STATEMENTS

The financial statements of the Company are incorporated by reference from the Company's Annual Report to Shareholders.

(a)      2.       FINANCIAL STATEMENT SCHEDULES

The financial statement schedule is incorporated by reference from the Company's Annual Report to Shareholders.

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

10.18             Form of Distributor Agreement. (Incorporated by reference to
                  Exhibit 10.22 to the 1994 Form 10-K).

10.19** Form of Agreement between ATS Medical, Inc. and each officer dated June 30, 1995, concerning severance benefits upon a change in control (Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K")).

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

10.25** 1998 Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10.25 to the 1998 Form 10-K).

10.26* Carbon Agreement by and between Sulzer Carbomedics, Inc. and ATS Medical, Inc., dated December 29, 1999 (Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, January 13, 2000, File No. 000-18602).

10.27* Amendment 7 to OEM Supply Contract by and between Sulzer Carbomedics, Inc. and ATS Medical, Inc., dated December 29, 1999 (Incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8, January 13, 2000, File No. 000-18602).

10.28 Amendment 2 to License Agreement by and between Sulzer Carbomedics, Inc. and ATS Medical, Inc., dated December 29, 1999 (Incorporated by reference to Exhibit 99.3 to the Company's Registration Statement on Form S-8, January 13, 2000, File No. 000-18602).

13                1999 Annual Report to Shareholders

23                Consent of Ernst & Young LLP.

24                Power of Attorney.

27                Financial Data Schedule.

99                Cautionary Statements.



*Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of this exhibit have been redacted.

**Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b)      Reports on Form 8-K

None.

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

Dated:  March 28, 2000                  ATS MEDICAL, INC.


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

SIGNATURE                                   TITLE

Manuel A. Villafana*                Chairman, Chief Executive)
                                    Officer, and Director              )
                                    (principal executive officer)      )
                                                                       )
Richard W. Kramp*                   President, Chief Operating         )
                                    Officer and Director               )        By:    /s/ John H. Jungbauer
                                                                                       ---------------------
                                                                       )                John H. Jungbauer
John H. Jungbauer*                  Vice President, Treasurer          )                Pro se and
                                    and Chief Financial  Officer       )                Attorney-in-fact
                                    (principal financial and           )
                                    accounting officer)                )
                                                                       )        Dated:  March 28, 2000
Charles F. Cuddihy, Jr.*            Director                           )
                                                                       )
David L. Boehnen*                   Director                           )
                                                                       )
A. Jay Graf*                        Director                           )


*By Power of Attorney filed with this report as Exhibit 24 hereto.

                                ATS MEDICAL, INC.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 1999

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

ATS MEDICAL, INC.

FORM 10-K ITEM 8 AND ITEM 14(a) (1) and (2) and (d)

LIST OF FINANCIAL STATEMENTS AND STATEMENT SCHEDULE


The following financial statements of ATS Medical, Inc. are incorporated in Part II, Item 8 and Part IV, Item 14(a)(1) of this Annual Report on Form 10-K by this reference:

Report of Independent Auditors.

Consolidated Statements of Financial Position at December 31, 1999 and 1998.

Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997.

Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997.

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

Notes to Consolidated Financial Statements.


The following financial statement schedule of ATS Medical, Inc. is incorporated in Part IV, Item 14(a)(2) and (d) of this Annual Report on Form 10-K by this reference:

         Schedule II - Valuation and Qualifying Accounts and Reserves

                                ATS MEDICAL, INC.

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES



          COL. A                     COL. B                       COL. C              COL. D         COL. E
                                                                Additions
                                                                           (2)
                                                          (1)         Charged to
                                     Balance at        Charged to        Other                     Balance at
                                     Beginning         Costs and       Accounts-    Deductions-      End of
         Description                  of Year           Expenses        Describe      Describe         Year

Allowance for Doubtful Accounts
-------------------------------

Year ended December 31, 1999:
   Deducted from asset accounts:
   Allowance for doubtful accounts    $185,000          $ 20,000              --            --       $205,000
                                      --------          --------        --------      --------       --------

   Totals                             $185,000          $ 20,000        $      0      $      0       $205,000

Year ended December 31, 1998:
   Deducted from asset accounts:
   Allowance for doubtful accounts    $260,000          $ 20,000              --      $ 95,000(1)    $185,000
                                      --------          --------        --------      --------       --------

   Totals                             $260,000          $ 20,000        $      0      $ 95,000       $185,000

Year ended December 31, 1997:
   Deducted from asset accounts:
   Allowance for doubtful accounts    $200,000          $ 60,000              --            --       $260,000
                                      --------          --------        --------      --------       --------

   Totals                             $200,000          $ 60,000        $      0      $      0       $260,000


Reserve for Obsolete Inventory
------------------------------

Year ended December 31, 1999:
   Deducted from asset accounts:
   Reserve for Obsolete Inventory     $200,000          $ 38,045              --      $ 38,045(2)    $200,000
                                      --------          --------        --------      --------       --------

   Totals                             $200,000          $ 38,045        $      0      $ 38,045       $200,000

Year ended December 31, 1998:
   Deducted from asset accounts:
   Reserve for Obsolete Inventory     $      0          $200,000              --            --       $200,000
                                      --------          --------        --------      --------       --------

   Totals                             $      0          $200,000        $      0      $      0       $200,000

(1) Uncollectible accounts written off due to a single customer going bankrupt.
(2) Obsolete part written off that is no longer in use.

                                  EXHIBIT INDEX


EXHIBIT NUMBER                 DESCRIPTION


3.1 Restated Articles of Incorporation, as amended to date (Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year eDecember 31, 1993 (the "1993 Form 10-K")).

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

10.25** 1998 Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10.25 to the 1998 Form 10-K).

10.26* Carbon Agreement by and between Sulzer Carbomedics, Inc. and ATS Medical, Inc., dated December 29, 1999 (Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, January 13, 2000, File No. 000-18602).

10.27* Amendment 7 to OEM Supply Contract by and between Sulzer Carbomedics, Inc. and ATS Medical, Inc., dated December 29, 1999 (Incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8, January 13, 2000, File No. 000-18602).

10.28 Amendment 2 to License Agreement by and between Sulzer Carbomedics, Inc. and ATS Medical, Inc., dated December 29, 1999 (Incorporated by reference to Exhibit 99.3 to the Company's Registration Statement on Form S-8, January 13, 2000, File No. 000-18602).

13                1999 Annual Report to Shareholders.

23                Consent of Ernst & Young LLP.

24                Power of Attorney.

27                Financial Data Schedule.

99                Cautionary Statements.


*Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of this exhibit have been redacted.

**Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.