Form 10-Q
period 2000-03-31
ATS MEDICAL INC
filed 2000-05-12
CIK 824068

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

         __X__ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
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

                                  Yes __X__  No ____

         The number of shares outstanding of each of the registrant's classes of common stock as of May 1, 2000 was:

    Common Stock $.01 par value                           19,033,058 shares

                                ATS MEDICAL, INC.

                                      INDEX

PART I.   FINANCIAL INFORMATION                                         PAGE

Item 1.   Statements of Financial Position -                              3
          March 31, 2000 (unaudited) and
          December 31, 1999

          Statements of Operations -                                      4
          Three Months Ended March 31, 2000 and
          1999 (unaudited)

          Statements of Cash Flows -                                      5
          Three Months Ended March 31, 2000 and
          1999 (unaudited)

          Notes to Financial Statements                                   6

Item 2.   Management's Discussion and Analysis of                         7
          Financial Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About                 13
          Market Risk

PART II.  OTHER INFORMATION                                              14

          Signatures                                                     15

Item 1 Financial Statements


ATS MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION


                                                          MARCH 31,              DECEMBER 31,
                                                           2000                    1999
                                                -------------------------------------------
ASSETS                                                   (Unaudited)               (Note)
Current assets:
   Cash & cash equivalents                                $ 16,211,975         $  4,030,641
   Short-term investments                                      559,038            5,659,362
                                                -------------------------------------------
                                                            16,771,013            9,690,003
   Accounts receivable, less allowance of $210,000
      in 2000 and $205,000 in 1999                           6,811,447            6,159,624
   Inventories                                              41,326,628           38,634,589
   Prepaid expenses                                            385,122              427,834
                                                -------------------------------------------
Total current assets                                        65,294,210           54,912,050

Furniture and equipment, net                                   767,970              801,443

Technology license                                           5,000,000            5,000,000

Other assets                                                   407,992              403,192
                                                -------------------------------------------
Total assets                                              $ 71,470,172         $ 61,116,685
                                                ===========================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                       $  2,206,404         $  2,022,302
   Accrued payroll and expenses                                353,531              252,785
                                                -------------------------------------------
Total current liabilities                                    2,559,935            2,275,087

Long-term debt                                                       0                    0

Shareholders' equity:
   Common Stock, $.01 par value:
     Authorized 40,000,000 shares; Issued and
      outstanding 19,026,621 & 17,909,010 at
      Mar 31, 2000 and Dec 31, 1999, respectively              190,266              179,090
   Additional paid-in capital                               81,333,376           71,633,414
   Accumulated other comprehensive income                            0               43,494
   Accumulated deficit                                     (12,613,405)         (13,014,400)
                                                -------------------------------------------
Total shareholders' equity                                  68,910,237           58,841,598
                                                -------------------------------------------
Total liabilities and shareholders' equity                $ 71,470,172         $ 61,116,685
                                                ===========================================




Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

             See notes to condensed financial statements.

ATS MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)



                                                         THREE MONTHS ENDED MARCH 31,
                                                           2000              1999
                                                  -----------------------------------
Net sales                                             $ 4,127,355        $ 4,190,296
Less cost of goods sold                                 2,584,052          2,546,912
                                                  -----------------------------------
Gross profit                                            1,543,303          1,643,384

Expenses:
  Research, development and engineering                   421,075            281,010
  Selling, general and administrative                     842,591            927,305
                                                  -----------------------------------
Total expenses                                          1,263,666          1,208,315
                                                  -----------------------------------
Operating income                                          279,637            435,069

Interest income                                           121,359            252,943
                                                  -----------------------------------
Net income                                            $   400,996        $   688,012
                                                  ===================================

Net income per share:
    Basic                                             $      0.02        $      0.04
    Diluted                                           $      0.02        $      0.04

Weighted average number of shares outstanding:
    Basic                                              17,932,322         17,833,545
    Diluted                                            18,614,020         18,236,481


ATS MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)




                                                           THREE MONTHS ENDED MARCH 31
                                                           2000                 1999
                                                        ------------         ------------
OPERATING ACTIVITIES
Net income                                              $    400,996         $    688,012
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation                                              75,562               70,601
    Changes in operating assets and liabilities:
        Accounts receivable                                 (651,823)             (46,445)
        Prepaid expenses                                      42,712               10,368
        Other assets                                          (4,800)              (1,091)
        Inventories                                       (2,692,039)          (2,088,251)
        Accounts payable and accrued expenses                284,848             (404,523)
                                                        ------------         ------------
Net cash used in operating activities                     (2,544,544)          (1,771,329)

INVESTING ACTIVITIES
Purchase of marketable securities                                  0           (3,745,737)
Sale of marketable securities                              5,100,324            5,820,528
Purchases of property, plant and equipment                   (42,089)             (38,526)
                                                        ------------         ------------
Net cash provided by investing activities                  5,058,235            2,036,265

FINANCING ACTIVITIES
Net proceeds from sale of common stock                     9,711,137               59,768
                                                        ------------         ------------
Net cash provided by financing activities                  9,711,137               59,768

Effect of exchange rate changes on cash                      (43,494)                (223)
Increase in cash and cash equivalents                     12,181,334              324,481
Cash and cash equivalents at beginning of period           4,030,641            7,754,077
                                                        ------------         ------------
Cash and cash equivalents at end of period              $ 16,211,975         $  8,078,558
                                                        ============         ============



ATS MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2000


Note A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

ATS Medical, Inc. (the "Company") is engaged in the manufacturing and marketing of a pyrolytic carbon bileaflet mechanical heart valve. The Company sells the ATS Open Pivot (TM) valve (the "ATS Valve" or the "Valve") in international markets and is conducting a clinical study in the United States for the purpose of obtaining regulatory approval.

RESULTS OF OPERATIONS

Net sales for the quarter ended March 31, 2000 decreased 1.5% to $4,127,355 compared to $4,190,296 for the quarter ended March 31, 1999. Unit sales increased 5.2% in 2000 compared to 1999. During the quarter ended March 31, 2000 the Euro continued to decline to record low levels in exchange value against the U.S. Dollar. Pressure continues to be applied by hospital administrators for lower prices and the willingness of competitors to reduce prices will continue to put pressure on revenue growth and margins. The average selling price of the Valve decreased approximately 6% for the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999.

The Company sells to independent distributors with assigned territories (generally a specific country or region) who in turn sell the Valve to hospitals or clinics. The Company sells in U.S. dollars so currency risk is borne by the distributor. As the dollar increases in value against the distributor's local currency, the cost of the Valve increases for the distributor even though ATS does not change the selling price. For the quarter ended March 31, 2000 the Company's sales efforts were challenged by significant price competition from other valve manufacturers and the increased strength of the U.S. dollar relative to almost all foreign currencies. During 2000 and 1999 the Company was selling Valves in most developed countries and several lesser developed countries ("LDC's").

Since January 1997, the Company has been conducting a clinical study of the Valve at seventeen hospitals in the United States and three international centers. During the study, Valves are provided to the hospitals at prices designed to recover some of the costs of the clinical study.

Cost of sales for the three months ended March 31, 2000 totaled $2,584,052 or 62.6% of sales compared to $2,546,912 or 60.8% of sales for the three months ended March 31,1999. The price of the carbon components contained in the Valves sold in the first quarter of 2000 increased 3% as compared to the cost of carbon components contained in the Valves sold in the first quarter of 1999. Based upon the Company's internal sales projections, the price of the carbon contained in Valves sold in the remainder of 2000 is expected to be approximately the same as in 1999. The Company purchases pyrolytic carbon components for the Valve from Sulzer Carbomedics, Inc. ("Carbomedics"). Approximately 80% of the total cost of a valve is contained in the cost of the carbon components. The price of the components is set under a multi-year supply agreement between the Company and Carbomedics. The price was established in 1990, and varies according to annual volume and is adjusted annually according to increases in the U.S. Department of Labor Employment Cost Index. The Company uses the first-in first-out ("FIFO") method of accounting for inventory. All of the Valves sold in the first quarter of 2000 were made with carbon purchased in 1997 (under FIFO). The cost of carbon components, after giving effect to volume discounts and inflationary adjustments decreased 7% in 1996, rose 3% in 1997, decreased 4.5% in 1998 and rose 3.8% for 1999 compared to each previous year, respectively. For 2000 (the eight contract year) the Company expects to pay 6% less for carbon components than in 1999.

Gross profit totaled $1,543,303 for the quarter ended March 31, 2000 or 37.4% of sales, compared to gross profit of $1,643,384 or 39.2% of sales for quarter ended March 31, 1999. The average selling price per unit decreased in the first quarter 2000 and the average cost per unit sold remained the same, causing the gross margin to decline.

Research, development and engineering expenses totaled $421,075 for the quarter ended March 31, 2000 versus $281,010 for the quarter ended March 31, 1999. The major portion of the decrease is related to the costs associated with the Company's U.S. clinical study. In February the Company received a letter from the U. S. Food and Drug Administration requesting additional information, some of which required additional testing of the Valve or components of the Valve. Also during the quarter ended March 31, 2000 the Company began planning and development of its own carbon manufacturing facility.

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

Selling, general and administrative expenses totaled $842,591 for the three months ended March 31, 2000, a decrease from the $927,305 reported for the three months ended March 31, 1999. The Company had 88 employees at March 31, 2000 compared to 83 employees at March 31, 1999. The Company accrued $100,000 for a management bonus program in the quarter ended March 31, 1999. No accrual was made in the quarter ended March 31, 2000 as the Company is not meeting the financial targets of the bonus plan.

Interest income totaled $121,359 for the quarter ended March 31, 2000 compared to $252,943 for the quarter ended March 31, 1999. The decrease in interest income in 2000 was the result of lower average investable cash balances during 2000. Average cash on hand during the quarter ended March 31, 2000 was less that the average cash on hand during the quarter ended March 31, 1999 so interest income was less in 2000. Cash on hand for the remainder of 2000 is expected to be below the levels of the corresponding periods of 1999, so interest income for the remainder of 2000 is expected to be approximately one third the amount of interest earned in 1999. The Company is investing cash in carbon and the completion of a large quantity of valves in anticipation of the market release of the Valve in the United States.

Net income totaled $400,996 for the quarter ended March 31, 2000 compared to $688,012 for the quarter ended March 31, 1999. The $155,432 decrease in operating income when added to the

$131,584 decrease in interest income results in a $287,016 decrease in net income for the first quarter 2000 compared to the first quarter 1999.

The Company has accumulated approximately $13 million of net operating loss carryforwards for U.S. tax purposes. The Company believes that its ability to fully utilize the existing net operating loss carryforwards will be restricted to approximately $3 million per year. Although the Company can offset a significant portion of pretax income with the net operating losses from prior years the Company is subject to alternative minimum taxes and accrued $18,357 to cover state and federal income taxes for the quarter ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities increased by $7,081,010 from $9,690,003 at December 31, 1999 to $16,771,013 at March 31, 2000. On March 30,
2000, the Company completed the private sale of 1.1 million shares of common stock at $9.00 per share. After expenses, the Company realized $9.6 million.

During 2000 the Company is obligated to purchase $16.5 million of components in accordance with the terms of its long-term supply agreement with Carbomedics, Inc. (the "Supply Agreement"). These minimum purchases under the Supply Agreement are not tied to sales of the Company's Valve and the Company does not expect sales of the Valve to exceed the minimum purchase requirements under the Supply Agreement until the Valve is approved for sale in the United States

In December 1999, the Company renegotiated its supply agreement with Carbomedics. The Supply Agreement, as amended, provides for significant reductions in the Company's minimum purchase requirements and unit costs for the years 2001 through 2007. The Company estimates that its minimum purchase requirements under the Supply Agreement from 2001 through 2007 will total approximately $39 million. Under the new carbon agreement entered into in December 1999, the Company has agreed to pay Carbomedics a license fee of $41 million in installments over the next seven years. In addition to granting the Company an exclusive worldwide right and license to use its carbon coating technology to manufacture pyrolytic carbon components for the Valve under this agreement, Carbomedics has agreed to assist the Company in designing, building and commencing operations in its own pyrolytic carbon production facility in Minneapolis, Minnesota.

Accounts receivable increased from $6,159,624 at December 31, 1999 to $6,811,447 at March 31, 2000. Most of the Company's sales have been to customers in international markets and while the Company attempts to set standard 60 day terms for accounts receivable, competitive pressures and geographical economic situations have caused the Company to selectively extend the terms for payment.

Current liabilities increased from $2,275,087 at December 31, 1999 to $2,559,935 at March 31, 2000. The majority of the increase is in accounts payable and is related to the amount owing to Carbomedics, Inc. under the Supply Agreement.

Based upon the current rate of sales, the anticipated purchase obligations under the Supply Agreement, the license fee payments under the carbon agreement, the expenses associated with establishing a direct sales force in the United States and other expected expenses, the Company anticipates that it will need substantial additional capital after March, 2001. The Company cannot be certain that additional capital will be available or that, if available, it will be on terms favorable to the Company.

The Company does not use derivatives and therefore does not face market risk from currency or interest rate changes on these types of instruments. There would be no impact on the Company's operations from interest rate changes on debt instruments since the Company has not used debt to finance its operations. Assuming that interest rates on investment grade securities were to decrease by 10%, the Company's annual interest income would decrease by approximately $25,000 based on the level of investable funds available to the Company at December 31, 1999.

THE SINGLE EUROPEAN CURRENCY

A significant portion of the Company's sales occur in Europe. Effective January 1, 1999 various European countries began utilizing a single currency, the "Euro". From January 1999 through December 2001, merchants will be encouraged to discontinue using local country currencies and begin using the Euro to transact business. Beginning in 2002, it will be required that business in the European Community be conducted using the Euro. The Company sells to all of its customers in U.S. dollars and does not expect to have accounting system issues relative to currency translation. The Company's selling prices are similar to most of its European distributors and therefore should not cause significant disruption whether in dollars or Euros. From its introduction in January 1999, the rate of exchange for the Euro versus the U.S. dollar declined by as much as 22%. Several of the Company's European distributors were unable to increase their local currency selling price for the valve. These distributors complained to us that their profits were being squeezed. The Company's European revenue declined almost 15% in the first quarter 2000 compared to the first quarter 1999. The Company did offer volume price discounts to some distributors who met or exceeded quota. The decline in the Euro offset the potential positive effect of these discounts and units sold in Europe decreased 7.1% in 2000 compared to 1999. Europe is a very important market for the Company. Disruption or loss of a portion of the European business could have a material and adverse impact on the Company's financial position.

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

In accordance with the Act, the Company identifies the following important general factors which if altered from the current status could cause the Company's actual results to differ from those described in any forward-looking statements: the continued acceptance of the Company's mechanical heart Valve in international markets, the acceptance by the U.S. FDA of the Company's regulatory submissions, the continued performance of the Company's mechanical heart valve without structural failure, the actions of the Company's competitors including pricing changes and new product introductions, the continued performance of the Company's independent distributors in selling the Valve, the risk of product returns in connection with distributor terminations, the actions of the Company's supplier of pyrolytic carbon components for the Valve and difficulties the Company may encounter establishing and operating their own pyrolytic carbon manufacturing capability. This list is not exhaustive, and the Company may supplement this list in filings with the Securities and Exchange Commission (e.g., Exhibit 99 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999) or in connection with the making of any specific forward-looking statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not use derivatives and therefore does not face market risk from currency or interest rate changes on these types of instruments. There would be no impact on the Company's operations from interest rate changes on debt instruments since the Company has not used debt to finance its operations. Assuming that interest rates on investment grade securities were to decrease by 10%, the Company's annual interest income would decrease by approximately $25,000 based on the level of investable funds available to the Company at December 31, 1999.

PART II.    OTHER INFORMATION


Item 1.           Legal Proceedings
                  None

Item 2.           Changes in Securities

                  On March 30, 2000, the Company sold 1.1 million shares of common stock at $9.00 per share for aggregate proceeds of $9.9 million. The purchasers were three private investment funds all of which are managed by Masters Capital Management LLC. The issuance and sale of the shares was effected without registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. The purchasers were given access to information about the Company, represented that they were able to bear the economic risk of loss of the investment and represented that the shares were being acquired for investment purposes only and not with a view to or for sale in connection with any distribution.


Item 3.           Defaults Upon Senior Securities
                  None

Item 4.           Submission of Matters to a Vote of Security Holders
                  None

Item 5.           Other Information
                  None

Item 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibits

                  Number             Description
                  ------             -----------
                    27.1            Financial Data Schedule

                  (b)      Reports on Form 8-K

                           Form 8-K filed on January 13, 2000 to report under
                           Item 2 the renegotiation and execution of agreements with Sulzer Carbomedics, Inc. relating to the Company's supply of carbon components. The event reported in the Form 8-K occurred on December 29, 1999. There were no financial statements required to be filed with the Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    May 12, 2000         ATS MEDICAL, INC.


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