Form 10-Q
period 2000-06-30
ATS MEDICAL INC
filed 2000-08-11
CIK 824068

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

            X Quarterly report pursuant to Section 13 or 15(d) of the
           ---
                         Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
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

Registrant's telephone number, including area code: (763) 553-7736

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

                                Yes __X__ No ____

         The number of shares outstanding of each of the registrant's classes of common stock as of August 1, 2000 was:

    Common Stock $.01 par value                           21,871,649 shares

                                ATS MEDICAL, INC.

                                      INDEX

PART I.           FINANCIAL INFORMATION                                               PAGE

Item 1.           Statements of Financial Position -                                    3
                  June 30, 2000 (unaudited) and
                  December 31, 1999

                  Statements of Operations -                                            4
                  Three and Six Months Ended June 30, 2000 and
                  1999 (unaudited)

                  Statements of Cash Flows -                                            5
                  Three and Six Months Ended June 30, 2000 and
                  1999 (unaudited)

                  Notes to Financial Statements                                         6

Item 2.           Management's Discussion and Analysis of                               7
                  Financial Condition and Results of Operations

Item 3.           Quantitative and Qualitative Disclosures About                       12
                  Market Risk

PART II.          OTHER INFORMATION                                                    13

                  Signatures                                                           15

   Item 1     Financial Statements



   ATS MEDICAL, INC.

   CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION


                                                       JUNE 30,            DECEMBER 31,
                                                         2000                1999
                                                    -----------------------------------
   ASSETS                                            (Unaudited)            (Note)
   Current assets:
      Cash & cash equivalents                          $10,670,081          $4,030,641
      Short-term investments                             3,153,116           5,659,362
                                                    -----------------------------------
                                                        13,823,197           9,690,003
      Accounts receivable, less allowance of $215,000
         in 2000 and $205,000 in 1999                    5,606,452           6,159,624
      Inventories                                       45,260,869          38,634,589
      Prepaid expenses                                     342,794             427,834
                                                    -----------------------------------
   Total current assets                                 65,033,312          54,912,050

   Furniture, machinery and equipment                    2,623,854           2,478,287
      Less accumulated depreciation                      1,828,519           1,676,844
                                                    -----------------------------------
   Furniture and equipment, net                            795,335             801,443

   Technology license                                    5,000,000           5,000,000

   Other assets                                            410,619             403,192
                                                    -----------------------------------
   Total assets                                        $71,239,266         $61,116,685
                                                    ===================================

   LIABILITIES AND SHAREHOLDERS' EQUITY

   Current liabilities:
      Accounts payable                                  $1,843,296          $2,022,302
      Accrued payroll and expenses                         287,143             252,785
                                                    -----------------------------------
   Total current liabilities                             2,130,439           2,275,087

   Long-term debt                                                0                   0

   Shareholders' equity:
      Common Stock, $.01 par value:
        Authorized 40,000,000 shares; Issued and
         outstanding 19,139,108 & 17,909,010 at
         June 30, 2000 and Dec 31, 1999, respectively      191,391             179,090
      Additional paid-in capital                        81,764,986          71,633,414
      Accumulated other comprehensive income                     0              43,494
      Accumulated deficit                              (12,847,550)        (13,014,400)
                                                    -----------------------------------
   Total shareholders' equity                           69,108,827          58,841,598
                                                    -----------------------------------
   Total liabilities and shareholders' equity          $71,239,266         $61,116,685
                                                    ===================================




         Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

            See notes to condensed financial statements.

   ATS MEDICAL, INC.

   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

   (Unaudited)







                                                        Three months ended June 30,             Six months ended June 30,
                                                         2000                1999               2000                1999
                                                    ---------------     ---------------     --------------     ---------------
   Net sales                                            $2,704,180          $4,721,854         $6,831,535          $8,912,150
   Less cost of goods sold                               1,805,718           2,937,967          4,389,770           5,484,879
                                                    ---------------     ---------------     --------------     ---------------
   Gross profit                                            898,462           1,783,887          2,441,765           3,427,271

   Expenses:
     Research, development and engineering                 518,657             335,707            939,732             616,717
     Selling, general and administrative                   853,408             898,312          1,696,000           1,825,617
                                                    ---------------     ---------------     --------------     ---------------
   Total expenses                                        1,372,065           1,234,019          2,635,732           2,442,334
                                                    ---------------     ---------------     --------------     ---------------
   Operating income (loss)                                (473,603)            549,868           (193,967)            984,937

   Interest income                                         239,459             229,650            360,818             482,593
                                                    ---------------     ---------------     --------------     ---------------
   Net income (loss)                                     ($234,144)           $779,518           $166,851          $1,467,530
                                                    ===============     ===============     ==============     ===============

   Net income (loss) per share:
       Basic                                                ($0.01)              $0.04              $0.01               $0.08
       Diluted                                              ($0.01)              $0.04              $0.01               $0.08

   Weighted average number of shares outstanding:
       Basic                                            19,065,348          17,848,642         18,495,739          17,841,011
       Diluted                                          19,065,348          18,256,947         19,182,873          18,246,925


     ATS MEDICAL, INC.

     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

     (UNAUDITED)




                                                                              SIX MONTHS ENDED JUNE 30,
                                                                            2000                    1999
                                                                     -------------------     -------------------
     OPERATING ACTIVITIES
     Net income                                                                $166,851              $1,467,530
     Adjustments to reconcile net income to net cash
       used in operating activities:
         Depreciation                                                           151,674                 142,810
         Loss on disposal of equipment                                                0                 186,037
         Changes in operating assets and liabilities:
             Accounts receivable                                                553,172                (279,283)
             Prepaid expenses                                                    85,040                  76,693
             Other assets                                                        (7,428)                 (5,709)
             Inventories                                                     (6,626,279)             (4,146,491)
             Accounts payable and accrued expenses                             (144,648)               (205,036)
                                                                            -----------              ----------
     Net cash used in operating activities                                   (5,821,618)             (2,763,449)

     INVESTING ACTIVITIES
     Purchase of marketable securities                                       (2,465,875)             (7,431,973)
     Sale of marketable securities                                            4,972,120               8,308,122
     Purchases of property, plant and equipment                                (145,566)                (79,534)
                                                                            -----------              ----------
     Net cash provided by investing activities                                2,360,679                 796,615

     FINANCING ACTIVITIES
     Net proceeds from sale of common stock                                  10,143,873                 133,158
                                                                            -----------              ----------
     Net cash provided by financing activities                               10,143,873                 133,158

     Effect of exchange rate changes on cash                                    (43,494)                   (305)
                                                                            -----------              ----------
     Increase (decrease) in cash and cash equivalents                         6,639,440              (1,833,981)
     Cash and cash equivalents at beginning of period                         4,030,641               7,754,077
                                                                            -----------              ----------
     Cash and cash equivalents at end of period                             $10,670,081              $5,920,096
                                                                            ===========              ==========



ATS MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2000


Note A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

Note B- Subsequent Event

On July 28, 2000, the Company completed the private sale of 2,727,273 shares of common stock for $30,000,000 before deducting expenses of approximately $2,000,000.

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

RESULTS OF OPERATIONS

Net sales for the quarter ended June 30, 2000 decreased 43% to $2,704,180 compared to $4,721,854 for the quarter ended June 30, 1999. Unit sales for the second quarter decreased 36% in 2000 compared to the same period in 1999. During the quarter ended June 30, 2000 the Euro continued to decline to record low levels in exchange value against the U.S. Dollar.

Net sales for the six months ended June 30, 2000 totaled $6,831,535 compared to $8,912,150 for the six months ended June 30, 1999. Pressure continues to be applied by hospital administrators for lower prices and the willingness of competitors to reduce prices will continue to put pressure on revenue growth and margins. The average selling price of the Valve decreased approximately 11% for the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999 and declined approximately 8% for the six months ended June 30, 2000 compared to the six months ended June 30, 1999.

The Company sells to independent distributors with assigned territories (generally a specific country or region) who in turn sell the Valve to hospitals or clinics. The Company sells in U.S. dollars so currency risk is borne by the distributor. As the dollar increases in value against the distributor's local currency, the cost of the Valve increases for the distributor even though ATS does not change the selling price. For the quarter and six months ended June 30, 2000 the Company's sales efforts were challenged by significant price competition from other valve manufacturers and the increased strength of the U.S. dollar relative to almost all foreign currencies. During 2000 and 1999 the Company was selling Valves in most developed countries and several lesser developed countries ("LDC's").

Since January 1997, the Company has been conducting a clinical study of the Valve at seventeen hospitals in the United States and three international centers. During the study, Valves are provided to the hospitals at prices designed to recover some of the costs of the clinical study.

Cost of sales for the three months ended June 30, 2000 totaled $1,805,718 or 67% of sales compared to $2,937,967 or 62% of sales for the three months ended June 30,1999. Cost of sales for the six months ended June 30, 2000 totaled $4,389,770 compared to $5,484,879 for the six months ended June 30, 1999. The cost of the carbon components contained in the Valves sold in the first half of 2000 was approximately the same as the cost of carbon components contained in the Valves sold in the first half of 1999. Based upon the Company's internal sales projections, the price of the carbon contained in Valves sold in the remainder of 2000 is expected to be approximately the same as in 1999. The Company purchases pyrolytic carbon components for the Valve from Sulzer Carbomedics, Inc. ("Carbomedics"). Approximately 80% of the total cost of a valve is contained in the cost of the carbon components. The price of the components is set under a multi-year supply agreement between the Company and Carbomedics. The price was established in 1990, and varies according to annual volume and is adjusted annually according to increases in the U.S. Department of Labor Employment Cost Index. The Company uses the first-in first-out ("FIFO") method of accounting for inventory. All of the Valves sold in the first half of 2000 were made with carbon purchased in 1997 (under FIFO). The cost of carbon components, after giving effect to volume discounts and inflationary adjustments decreased 7% in 1996, rose 3% in 1997, decreased 4.5% in 1998 and rose 3.8% for 1999 compared to each previous year, respectively. For 2000 the Company expects to pay 6% less for carbon components than in 1999.

Gross profit totaled $898,462 for the quarter ended June 30, 2000 or 33% of sales, compared to gross profit of $1,783,887 or 38% of sales for quarter ended June 30, 1999. For the six months ended June 30, 2000 gross profit totaled $2,441,765 or 36% of sales compared to gross profit for the six months ended June 30, 1999 of $3,427,271 or 38% of sales. The average selling price per unit decreased in the first half 2000 and the average cost per unit sold remained the same, causing the gross margin to decline.

Research, development and engineering expenses totaled $518,657 for the quarter ended June 30, 2000 versus $335,707 for the quarter ended June 30, 1999. For the six months ended June 30, 2000 research, development and engineering expenses totaled $939,732 an increase of 52% over the $616,717 research, development and engineering expense reported for the six months ended June 30, 1999. The major portion of the increase is related to the costs associated with the Company's U.S. clinical study. In February the Company received a letter from the U. S. Food and Drug Administration requesting additional information, some of which required additional testing of the Valve or components of the Valve. Also during the six months ended June 30, 2000 the Company began planning and development of its own carbon manufacturing facility.

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

Selling, general and administrative expenses totaled $853,408 for the three months ended June 30, 2000, a decrease from the $898,312 reported for the three months ended June 30, 1999. The Company had 89 employees at June 30, 2000 compared to 88 employees at June 30, 1999. The Company accrued $200,000 for a management bonus program in the six months ended June 30, 1999. No accrual was made in the quarter and six months ended June 30, 2000 as the Company is not meeting the financial targets of the bonus plan.

Interest income totaled $239,459 for the quarter ended June 30, 2000 compared to $229,650 for the quarter ended June 30, 1999. Interest income for the six months ended June 30, 2000 totaled $360,818 compared to $482,593 for the six months ended June 30, 1999. Changes in interest income in 2000 were the result of average investable cash balances during 2000 as compared to 1999.

The Company incurred a net loss of $234,144 for the quarter ended June 30, 2000 compared to net income of $779,518 for the quarter ended June 30, 1999. For the six months ended June 30, 2000, net income totaled $166,851 compared to net income of $1,467,530 for the six months ended June 30, 1999. The decrease in revenues, the erosion of gross margin and the increase in research and development spending were the main factors in the decrease in net income.

The Company has accumulated approximately $13 million of net operating loss carryforwards for U.S. tax purposes. The Company believes that its ability to fully utilize the existing net operating loss carryforwards will be restricted to approximately $3 million per year. Although the Company can offset a significant portion of pretax income with the net operating losses from prior years the Company is subject to alternative minimum taxes and accrued $37,057 to cover state and federal income taxes for the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities increased by $4,133,194 from $9,690,003 at December 31, 1999 to $13,823,197 at June 30, 2000. On March 31,
2000, the Company completed the private sale of 1.1 million shares of common stock at $9.00 per share. After expenses, the Company realized $9.6 million. On July 28, 2000 the Company completed the private sale of 2.7 million shares of common stock at $11.00 per share. After expenses the Company realized $28 million. The Company is investing cash in a carbon manufacturing capability, and the completion of a large quantity of valves in anticipation of the market release of the Valve in the United States.

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

In December 1999, we renegotiated our supply agreement with Carbomedics. The Supply Agreement, as amended, provides for significant reductions in our minimum purchase requirements and unit costs for the years 2001 through 2007. We estimate that our minimum purchase requirements under the Supply Agreement from 2001 through 2007 will total approximately $39 million. Under the new carbon agreement entered into in December 1999, we have agreed to pay Carbomedics a license fee of $41 million in installments over the next seven years. In addition to granting us an exclusive worldwide right and license to use its carbon coating technology to manufacture pyrolytic carbon components for the Valve under this agreement, Carbomedics has agreed to assist us in designing, building and commencing operations in our own pyrolytic carbon production facility in Minneapolis, Minnesota.

Accounts receivable decreased from $6,159,624 at December 31, 1999 to $5,606,452 at June 30, 2000. Most of the Company's sales have been to customers in international markets and while the Company attempts to set standard 60 day terms for accounts receivable, competitive pressures and geographical economic situations have caused the Company to selectively extend the terms for payment.

Current liabilities decreased from $2,275,087 at December 31, 1999 to $2,130,439 at June 30, 2000. The majority of the decrease is in accounts payable and is related to the amount owing to Sulzer Carbomedics, Inc. under the Supply Agreement.

Based upon our current rate of sales, our anticipated purchase obligations under the Supply Agreement, the license fee payments under the carbon agreement, the expenses associated with establishing a direct sales force in the United States and other expected expenses we expect the cash on hand after the equity sale in July, 2000 to last through 2002.

THE SINGLE EUROPEAN CURRENCY

A significant portion of our sales occur in Europe. Effective January 1, 1999 various European countries began utilizing a single currency, the "Euro". From January 1999 through December 2001, merchants will be encouraged to discontinue using local country currencies and begin using the Euro to transact business. Beginning in 2002, it will be required that business in the European Community be conducted using the Euro. We sell to all of our customers in U.S. Dollars and do not expect to have accounting system issues relative to currency translation. Our selling prices are similar to most of our European distributors and therefore should not cause significant disruption whether in Dollars or Euros. From its introduction in January 1999, the rate of exchange for the Euro versus the U.S. Dollar declined by as much as 25%. Several of our European distributors were unable to increase their local currency selling price for the valve. These distributors complained to us that their profits were being squeezed. Our European revenue declined almost 43% in the second quarter 2000 compared to the second quarter 1999. We did offer volume price discounts to some distributors who met or exceeded quota. The decline in the Euro offset the potential positive effect of these discounts and units sold in Europe decreased 36% in 2000 compared to 1999. Europe is a very important market for us. Disruption or loss of a portion of our European business could have a material and adverse impact on our financial position.

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

In accordance with the Act, the Company identifies the following important general factors which if altered from the current status could cause the Company's actual results to differ from those described in any forward-looking statements: the continued acceptance of the Company's mechanical heart Valve in international markets, the acceptance by the U.S. FDA of the Company's regulatory submissions, the continued performance of the Company's mechanical heart valve without structural failure, the actions of the Company's competitors including pricing changes and new product introductions, the continued performance of the Company's independent distributors in selling the Valve, the risk of product repurchases in connection with distributor terminations, the actions of the Company's supplier of pyrolytic carbon components for the Valve and difficulties the Company may encounter establishing and operating their own pyrolytic carbon manufacturing capability. This list is not exhaustive, and the Company may supplement this list in any future filing with the Securities and Exchange Commission (e.g., exhibit 99 to the Company's Annual Report on form 10-K for the year ended December 31, 1999) or in connection with the making of any specific forward-looking statement.

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


Item 1.           Legal Proceedings
                  None

Item 2.           Changes in Securities
                  None

Item 3.           Defaults Upon Senior Securities
                  None

Item 4.           Submission of Matters to a Vote of Security Holders

                  The annual meeting of Shareholders of the Company was held on May 4, 2000 at which time (i) five nominees were elected to the Board of Directors for one-year terms, (ii) the ATS Medical, Inc. 2000 Stock Incentive Plan was adopted and (iii) the appointment of Ernst & Young LLP as the independent auditors of the Company was approved. Proxies for the Company were solicited pursuant to Section 14(a) of the Securities Exchange act of 1934, as amended, and there was no solicitation in opposition to management's solicitations. All nominees for directors as listed in the proxy statement were elected. The voting results were as follows:

                                                                Broker
                                 For          Against    Withheld     Non-Votes
                                 ---          -------    --------     ---------
Election of Directors:
     Manuel A. Villafana      14,234,336          0       33,364          0
     Richard W. Kramp         14,237,552          0       30,148          0
     Charles F. Cuddihy, Jr.  14,235,875          0       31,825          0
     David L. Boehnen         14,236,800          0       30,900          0
     A. Jay Graf              14,235,035          0       32,665          0

Adoption of Stock
    Incentive Plan             4,959,730  1,587,259       66,152  7,654,559

Approval of Independent
    Auditors                  14,233,093     17,107       17,500          0


Item 5.           Other Information

                  None

Item 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibits

                  Number   Description

                  10.1 Lease Agreement between the Company and St. Paul Properties, Inc., dated April 29, 2000.

                  10.2 Amendment No. 7 to Lease Agreement between the Company and St. Paul Properties, Inc., dated May 18, 2000.

                  27.1     Financial Data Schedule

                  (b) Reports on Form 8-K

                      None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    August 9, 2000          ATS MEDICAL, INC.


                                 By:      /s/ John H. Jungbauer
                                          ---------------------
                                          John H. Jungbauer, Vice President/CFO
                                          (Principal Financial Officer and
                                          Authorized Signatory)

                                  EXHIBIT INDEX



                  Number   Description
                  ------   -----------

                  10.1 Lease Agreement between the Company and St. Paul Properties, Inc., dated April 29, 2000.

                  10.2 Amendment No. 7 to Lease Agreement between the Company and St. Paul Properties, Inc., dated May 18, 2000.

                  27.1     Financial Data Schedule