Form 10-Q
period 2000-09-30
ATS MEDICAL INC
filed 2000-11-03
CIK 824068

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
       [X]   Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
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

                             Yes __X__       No _____

         The number of shares outstanding of each of the registrant's classes of common stock as of November 1, 2000 was:

              Common Stock $.01 par value        22,065,874 shares

                                ATS MEDICAL, INC.

                                      INDEX

PART I.      FINANCIAL INFORMATION                                         PAGE

Item 1.      Statements of Financial Position -                              3
             September 30, 2000 (unaudited) and
             December 31, 1999

             Statements of Operations -                                      4
             Three and Nine Months Ended September 30, 2000 and
             1999 (unaudited)

             Statements of Cash Flows -                                      5
             Three and Nine Months Ended September 30, 2000 and
             1999 (unaudited)

             Notes to Financial Statements                                   6

Item 2.      Management's Discussion and Analysis of                         7
             Financial Condition and Results of Operations

Item 3.      Quantitative and Qualitative Disclosures About                 11
             Market Risk

PART II.     OTHER INFORMATION                                              12

             Signatures                                                     13

Item 1     Financial Statements


ATS MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION

                                                        SEPTEMBER 30,        DECEMBER 31,
                                                            2000                 1999
                                                       -----------------------------------
ASSETS                                                   (Unaudited)            (Note)
Current assets:
   Cash & cash equivalents                              $  18,743,224       $   4,030,641
   Short-term investments                                  21,265,070           5,659,362
                                                       -----------------------------------
                                                           40,008,294           9,690,003
   Accounts receivable, less allowance of $220,000
      in 2000 and $205,000 in 1999                          5,557,644           6,159,624
   Inventories                                             48,338,643          38,634,589
   Prepaid expenses                                           251,766             427,834
                                                       -----------------------------------
Total current assets                                       94,156,347          54,912,050

Furniture, machinery and equipment                          2,928,820           2,478,287
   Less accumulated depreciation                            1,888,458           1,676,844
                                                       -----------------------------------
Furniture and equipment, net                                1,040,362             801,443

Technology license                                          5,000,000           5,000,000

Other assets                                                  416,320             403,192
                                                       -----------------------------------
Total assets                                            $ 100,613,029       $  61,116,685
                                                       ===================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                     $   2,161,955       $   2,022,302
   Accrued payroll and expenses                               371,004             252,785
                                                       -----------------------------------
Total current liabilities                                   2,532,959           2,275,087

Long-term debt                                                      0                   0

Shareholders' equity:
   Common Stock, $.01 par value:
     Authorized 40,000,000 shares; Issued and
      outstanding 22,000,549 & 17,909,010 at
      Sept 30, 2000 and Dec 31, 1999, respectively            220,005             179,090
   Additional paid-in capital                             110,499,887          71,633,414
   Accumulated other comprehensive income                           0              43,494
   Accumulated deficit                                    (12,639,822)        (13,014,400)
                                                       -----------------------------------
Total shareholders' equity                                 98,080,070          58,841,598
                                                       -----------------------------------
Total liabilities and shareholders' equity              $ 100,613,029       $  61,116,685
                                                       ===================================


Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

ATS MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)


                                                   Three months ended September 30,      Nine months ended September 30,
                                                        2000               1999             2000               1999
                                                   -------------      -------------     -------------      -------------
Net sales                                          $   3,707,529      $   4,258,127     $  10,539,064      $  13,170,277
Less cost of goods sold                                2,432,834          2,639,250         6,822,605          8,124,129
                                                   -------------      -------------     -------------      -------------
Gross profit                                           1,274,695          1,618,877         3,716,459          5,046,148

Expenses:
  Research, development and engineering                  700,592            335,485         1,640,324            952,202
  Selling, general and administrative                    909,042            852,358         2,605,042          2,677,975
                                                   -------------      -------------     -------------      -------------
Total expenses                                         1,609,634          1,187,843         4,245,366          3,630,177
                                                   -------------      -------------     -------------      -------------
Operating income (loss)                                 (334,939)           431,034          (528,907)         1,415,971

Interest income                                          542,666            224,682           903,485            707,275
                                                   -------------      -------------     -------------      -------------
Net income                                         $     207,727      $     655,716     $     374,578      $   2,123,246
                                                   =============      =============     =============      =============

Net income per share:
    Basic                                          $        0.01      $        0.04     $        0.02      $        0.12
    Diluted                                        $        0.01      $        0.04     $        0.02      $        0.12

Weighted average number of shares outstanding:
    Basic                                             21,070,721         17,867,803        19,350,934         17,849,877
    Diluted                                           22,080,987         18,459,324        20,146,751         18,320,618

ATS MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)


                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                             2000               1999
                                                        -------------      -------------
Operating activities
Net income                                              $     374,578      $   2,123,246
Adjustments to reconcile net income to net cash
  used in operating activities:
    Depreciation                                              211,613            215,966
    Loss on disposal of equipment                                   0            186,037
    Changes in operating assets and liabilities:
        Accounts receivable                                   601,980           (561,737)
        Prepaid expenses                                      176,068            131,771
        Other assets                                          (13,128)           (10,518)
        Inventories                                        (9,704,054)        (6,356,469)
        Accounts payable and accrued expenses                 257,872             20,856
                                                        -------------      -------------
Net cash used in operating activities                      (8,095,071)        (4,250,848)

INVESTING ACTIVITIES
Purchase of marketable securities                         (23,078,613)        (8,906,182)
Sale of marketable securities                               7,472,905         12,247,472
Purchases of property, plant and equipment                   (450,532)          (128,583)
                                                        -------------      -------------
Net cash provided by (used in) operating activities       (16,056,240)         3,212,707

FINANCING ACTIVITIES
Net proceeds from sale of common stock                     38,907,388            199,312
                                                        -------------      -------------
Net cash provided by financing activities                  38,907,388            199,312

Effect of exchange rate changes on cash                       (43,494)              (305)
                                                        -------------      -------------
Increase (decrease) in cash and cash equivalents           14,712,583           (839,134)
Cash and cash equivalents at beginning of period            4,030,641          7,754,077
                                                        -------------      -------------
Cash and cash equivalents at end of period              $  18,743,224      $   6,914,943
                                                        =============      =============

ATS MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2000


Note A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.


Note B - EQUITY

On July 28, 2000, the Company completed the private sale of 2,727,273 shares of common stock at $11.00 per share. After expenses the Company realized $28 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ATS Medical, Inc. (the "Company") is engaged in the manufacturing and marketing of a pyrolytic carbon bileaflet mechanical heart valve. We sell the ATS Open Pivot TM valve (the "ATS Valve" or the "Valve") in international markets and we received FDA approval to begin sales in the United States on October 13, 2000.

RESULTS OF OPERATIONS

Net sales for the quarter ended September 30, 2000 decreased 13% to $3,707,529 compared to $4,258,127 for the quarter ended September 30, 1999. Unit sales for the third quarter decreased 10% in 2000 compared to the same period in 1999. During the quarter ended September 30, 2000 the Euro continued to decline to record low levels in exchange value against the U.S. Dollar.

Net sales for the nine months ended September 30, 2000 totaled $10,539,064 compared to $13,170,277 for the nine months ended September 30, 1999. Pressure continues to be applied by hospital administrators for lower prices and the willingness of competitors to reduce prices will continue to put pressure on revenue growth and margins. The average selling price of the Valve decreased approximately 3% for the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999 and declined approximately 6% for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999.

We sell to independent distributors with assigned territories (generally a specific country or region) who in turn sell the Valve to hospitals or clinics. We sell in U.S. Dollars so currency risk is borne by our distributors. As the dollar increases in value against the distributor's local currency, the cost of the Valve increases for the distributor even though we do not change the selling price. For the quarter and nine months ended September 30, 2000 our sales efforts were challenged by significant price competition from other valve manufacturers and the increased strength of the U.S. Dollar relative to almost all foreign currencies. During 2000 and 1999 we sold Valves in most developed countries and several lesser developed countries.

Beginning in January 1997, the Company conducted a U.S. clinical study of the Valve at seventeen hospitals in the United States. Three international centers started as early as 1994. During the study, Valves were provided to the hospitals at prices designed to recover some of the costs of the clinical study. The Company submitted data from the study to the U.S. Food and Drug Administration (FDA) on a Premarket Approval Application (PMA) accepted for filing in August 1999. On October 13, 2000 the Company was notified that its PMA was approved.

Cost of sales for the three months ended September 30, 2000 totaled $2,432,834 or 66% of sales compared to $2,639,250 or 62% of sales for the three months ended September 30,1999. Cost of sales for the nine months ended September 30, 2000 totaled $6,822,605 compared to $8,124,129 for the nine months ended September 30, 1999. The cost of the carbon components contained in the Valves sold in the first nine months of 2000 was approximately the same as the cost of carbon components contained in the Valves sold in the first nine months of 1999. Based upon our internal sales projections, we expect the price of the carbon contained in Valves sold in the remainder of 2000 to be approximately the same as in 1999. We purchase pyrolytic carbon components for the Valve from Sulzer Carbomedics, Inc. ("Carbomedics"). Approximately 80% of the total cost of a valve is contained in the cost of the carbon components. The price of the components is set under a multi-year supply agreement between us and Carbomedics. The price was established in 1990, varies according to annual volume and is adjusted annually according to increases in the U.S. Department of Labor Employment Cost Index. We use the first-in first-out ("FIFO") method of accounting for inventory. All of the Valves sold in the first nine months of 2000 were made with carbon purchased in 1997. The cost of carbon components, after giving effect to volume discounts and inflationary adjustments, decreased 7% in 1996, rose 3% in 1997, decreased 5% in 1998 and rose 4% for 1999 compared to each previous year, respectively. For 2000 we expect to pay 6% less for carbon components than in 1999.

Gross profit totaled $1,274,695 for the quarter ended September 30, 2000 or 34% of sales, compared to gross profit of $1,618,877 or 38% of sales for quarter ended September 30, 1999. For the nine months ended September 30, 2000 gross profit totaled $3,716,459 or 35% of sales compared to gross profit for the nine months ended September 30, 1999 of $5,046,148 or 38% of sales. The average selling price per unit decreased in the first nine months 2000 and the average cost per unit sold remained the same, causing the gross margin to decline.

Research, development and engineering expenses totaled $700,592 for the quarter ended September 30, 2000 versus $335,485 for the quarter ended September 30, 1999. For the nine months ended September 30, 2000 research, development and engineering expenses totaled $1,640,324 an increase of 72% over the $952,202 research, development and engineering expense reported for the nine months ended September 30, 1999. The major portion of the increase is related to the costs associated with planning and development of our own carbon manufacturing facility. During all of 1999 and the first nine months of 2000 we conducted a U.S. clinical study on the safety and effectiveness of the valve. The estimated total cost of follow-up is accrued at the time of the sale as research and development expense.

Selling, general and administrative expenses totaled $909,042 for the three months ended September 30, 2000, a 7% increase from the $852,358 reported for the three months ended September 30, 1999. We had 92 employees at September 30, 2000, compared to 88 employees at September 30, 1999. On October 13, 2000, we received FDA approval to sell the Valve in the United States. At September 30, 2000, we did not have a sales force to sell the Valve in the United States. We expect to hire 20 to 25 people to sell the Valve in the United States. While we will act as expeditiously as possible, we expect to add approximately 12 of these salespeople by December 31, 2000, and the remainder in the first half of 2001.

Interest income totaled $542,666 for the quarter ended September 30, 2000 compared to $224,682 for the quarter ended September 30, 1999. Interest income for the nine months ended September 30, 2000 totaled $903,485 compared to $707,275 for the nine months ended September 30, 1999. The $9.6 million net proceeds of the private equity sale in March, 2000 and the $30.0 million private equity sale in July, 2000 provided us with more cash to invest temporarily in 2000 than in 1999.

We recorded net income of $207,727 for the quarter ended September 30, 2000 compared to net income of $655,716 for the quarter ended September 30, 1999. For the nine months ended September 30, 2000, net income totaled $374,578 compared to net income of $2,123,246 for the nine months ended September 30, 1999. The decrease in revenues, the erosion of gross margin and the increase in research and development spending were the main factors in the decrease in net income.

We have accumulated approximately $13 million of net operating loss carryforwards for U.S. tax purposes. We believe that our ability to fully utilize the existing net operating loss carryforwards will be restricted to approximately $3 million per year. Although we can offset a significant portion of pretax income with the net operating losses from prior years we are subject to alternative minimum taxes and accrued $55,757 to cover state and federal income taxes for the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities increased by $30,318,291 from $9,690,003 at December 31, 1999 to $40,008,294 at September 30, 2000. On March
31, 2000, we completed the private sale of 1.1 million shares of common stock at $9.00 per share. After expenses, we realized $9.6 million. On July 28, 2000 the Company completed the private sale of 2.7 million shares of common stock at $11.00 per share. After expenses the Company realized $28 million. The Company is investing cash to develop a carbon manufacturing capability, and be able to manufacture large quantity of valves in anticipation of the increased market demand for the Valve in the United States and other parts of the world. The Company will also be investing in a direct sales force for the U.S. market.

During 2000 we are obligated to purchase $16.5 million of components in accordance with the terms of a long-term supply agreement with Carbomedics (the "Supply Agreement"). These minimum purchases under the Supply Agreement are not tied to sales of our Valve and we do not expect unit sales of the Valve to exceed the minimum purchase requirements under the Supply Agreement during 2000. In December 1999, we renegotiated our Supply Agreement with Carbomedics. The Supply Agreement, as amended, provides for significant reductions in our minimum purchase requirements and unit costs for the years 2001 through 2007. We estimate that our minimum purchase requirements under the Supply Agreement from 2001 through 2007 will total approximately $39 million.

Under a new carbon agreement entered into in December 1999 with Carbomedics (the "Carbon Agreement"), we agreed to pay Carbomedics a license fee of $41 million in installments over the next seven years. In addition to granting us an exclusive worldwide right and license to use Carbomedics' carbon coating technology to manufacture pyrolytic carbon components for the Valve under the Carbon Agreement, Carbomedics agreed at our cost to assist us in designing, building and commencing operations in our own pyrolytic carbon production facility in Minneapolis, Minnesota.

Accounts receivable decreased from $6,159,624 at December 31, 1999 to $5,557,644 at September 30, 2000. Most of our sales have been to customers in international markets where competitive pressures and geographical economic situations have caused us to selectively extend the terms for payment.

Current liabilities increased from $2,275,087 at December 31, 1999 to $2,532,959 at September 30, 2000. The majority of the increase is in accounts payable and is related to the amount owing to Carbomedics under the Supply Agreement.

Based upon our current rate of sales, our anticipated purchase obligations under the Supply Agreement, the license fee payments under the Carbon Agreement, the expenses associated with establishing a direct sales force in the United States and other expected expenses we expect the cash on hand to last through 2002.

THE SINGLE EUROPEAN CURRENCY

A significant portion of our sales occur in Europe. Effective January 1, 1999 various European countries began utilizing a single currency, the "Euro". From January 1999 through December 2001, merchants are encouraged to discontinue using local country currencies and instead use the Euro to transact business. Beginning in 2002, business in the European Community must be conducted using the Euro. We sell to all of our customers in U.S. Dollars and do not expect to have accounting system issues relative to currency translation. Our selling prices to most of our European distributors are similar and therefore should not cause significant disruption whether in Dollars or Euros. From its introduction in January 1999, the rate of exchange for the Euro versus the U.S. Dollar declined by as much as 32.7%. However, most of our European distributors were unable to increase their local currency selling price for the valve. These distributors have expressed to us that their profits were being significantly reduced. Our European revenue declined almost 25% in the third quarter 2000 compared to the third quarter 1999 as a result of these factors. In response to the Euro problem, we offered volume price discounts to some distributors who met or exceeded quotas. The decline in the Euro offset the potential positive effect of these discounts and units sold in Europe decreased 22% for the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999. Europe is a very important market for us. Disruption or loss of a portion of our European business could have a material and adverse impact on our financial position.

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their business, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company desires to take advantage of the safe harbor provisions with respect to any forward-looking statements it may make in this filing, other filings with the Securities and Exchange Commission and any public oral statements or written releases. The words or phrases "will likely," "is expected," "will continue," "is anticipated," "estimate," "projected," "forecast," or similar expressions are intended to identify forward-looking statements within the meaning of the Act. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

In accordance with the Act, we identify the following important general factors which if altered from the current status could cause the our actual results to differ from those described in any forward-looking statements: the continued acceptance of the our mechanical heart Valve in international markets, the U.S. market acceptance of the Valve, the continued performance of the mechanical heart valve without structural failure, the actions of our competitors including pricing changes and new product introductions, the continued performance of our independent distributors in selling the Valve, the risk of product repurchases in connection with distributor terminations, the actions of our supplier of pyrolytic carbon components for the Valve and difficulties we may encounter establishing and operating our own pyrolytic carbon manufacturing capability and other risks detailed from time to time in our filings with the Securities and Exchange Commission, including Exhibit 99 to this Form 10Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivatives and therefore do not face market risk from currency or interest rate changes on these types of instruments. There would be no impact on our operations from interest rate changes on debt instruments since we have not used debt to finance operations. Assuming that interest rates on investment grade securities were to decrease by 10%, our annual interest income would decrease by approximately $240,000 based on the level of investable funds available at September 30, 2000.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

            None

Item 2.     Changes in Securities

            On July 26 and 28, 2000, the Company sold an aggregate of 2,727,273 shares of common stock at $11.00 per share for aggregate proceeds of $30 million. The purchases were made by 16 institutional investors or private investment funds. The issuance and sale of the shares were effected without registration under the Securities Act in reliance on Section 4(2) as a transaction by an issuer not involving a public offering and under the safe harbor provisions of Regulation D under the Securities Act. The purchasers were given access to information about the Company, represented that they were accredited investors able to bear the economic risk of loss of the investment and represented that the shares were being acquired for investment purposes only and not with a view to or for sale in connection with any distribution. U.S. Bancorp Piper Jaffray Inc. acted as placement agent for the sale of the shares.

Item 3.     Defaults Upon Senior Securities

            None

Item 4.     Submission of Matters to a Vote of Security Holders

            None

Item 5.     Other Information

            In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby filing cautionary statements identifying important factors that could cause actual results to differ materially from those projected in forward-looking statements of the Company made by, or on behalf of the Company. See Exhibit 99 to this report.

Item 6.     Exhibits and Reports on Form 8-K

            (a)     Exhibits

                    10.1   ATS Medical Inc. 2000 Stock Incentive Plan
                    27.1   Financial Data Schedule
                    99.1   Cautionary Statements

            (b)     Reports on Form 8-K

                    None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 2, 2000               ATS MEDICAL, INC.


                                      By:  /s/ John H. Jungbauer
                                           ---------------------
                                           John H. Jungbauer, Vice President/CFO
                                           (Principal Financial Officer and
                                           Authorized Signatory)

                                  EXHIBIT INDEX


             Number         Description
             ------         -----------

             10.1           ATS Medical Inc. 2000 Stock Incentive Plan

             27.1           Financial Data Schedule

             99.1           Cautionary Statements