Form 10-K405
period 2000-12-31
ATS MEDICAL INC
filed 2001-03-29
CIK 824068

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-K

            _X_ Annual report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                           COMMISSION FILE NO. 0-18602

                                ATS MEDICAL, INC.

             (Exact name of registrant as specified in its charter)

           MINNESOTA                                             41-1595629
(State or other jurisdiction of                                I.R.S. Employer
 incorporation or organization)                              Identification No.)

          3905 ANNAPOLIS LANE
         MINNEAPOLIS, MINNESOTA                                    55447
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code: (763) 553-7736

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

                                Yes _X_  No ____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

         The aggregate market value of voting stock held by nonaffiliates of the registrant as of March 8, 2001, was approximately $248,932,373 (based on the last sale price of such stock as reported by the NASDAQ National Market).

         The number of shares outstanding of each of the registrant's classes of common stock as of March 8, 2001, was:

         Common Stock, $.01 par value                 22,127,322 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

         Pursuant to General Instruction G, the responses to Items 5, 6, 7, and 8 of Part II of this report are incorporated by reference to certain information contained in the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2000 and the responses to Items 10, 11, 12 and 13 of Part III of this report are incorporated herein by reference to certain information contained in the Registrant's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders to be held on May 1, 2001.

                                ATS MEDICAL, INC.

                                 2000 FORM 10-K

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

ATS Medical, Inc. is a Minnesota corporation founded by Manuel A. Villafana in June, 1987. We manufacture and market a mechanical bileaflet heart valve with a unique open pivot design. Our valve is used to treat heart valve failure caused by the natural aging process, rheumatic heart disease, prosthetic valve failure and congenital defects. Our Chairman, Chief Executive Officer and founder, Manuel Villafana, has led ATS in the development of a valve designed to achieve a significant advancement in mechanical heart valve technology. Mechanical heart valves have been in use since the early 1960s. In 1976, Mr. Villafana founded St. Jude Medical, Inc. to develop a bileaflet mechanical heart valve that has become the world's most frequently implanted prosthetic heart valve and is currently the industry standard. The U.S. market for replacement heart valves in 2000 was estimated to be over $285 million.

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

We estimate that the total heart valve market in the U.S. in 1999 was approximately $275 million. We estimate that approximately 73,000 heart valve replacement surgeries were conducted in the United States in 1999. Of the total number of heart valve replacement surgeries, approximately 46,000, or 65%, involved mechanical heart valves and approximately

24,500, or 35%, involved tissue heart valves. Since 1993, the total U.S. replacement heart valve market grew at a compound annual growth rate of 2.5 to 3.0%, with mechanical valves growing at an annual rate of 1.5 to 2.0%.

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

CLINICAL RESULTS AND REGULATORY STATUS

On October 13, 2000, the FDA approved our PMA application to sell the ATS heart valve in the United States

In May 1992, we began to sell the ATS heart valve in Switzerland, Germany, Belgium and the United Kingdom. We received ISO 9001 certification in April 1994 and European Regulatory Approval ("CE") for the ATS heart valve in March 1995. The ISO 9001 certification signifies that our procedures and manufacturing facilities comply with international standards for quality assurance. The CE mark denotes conformity with European standards for safety and allows certified devices to be sold in all European Union countries. By the end of 1995, the ATS heart valve was available in most European countries. We received approval to begin commercial sales in Japan in June 1996 and in Australia in September 1998. We have obtained regulatory approvals in other countries where required. As of December 31, 2000, the ATS heart valve was available for sale in 40 countries worldwide.

Research, development and engineering expenses totaled $1,911,815, $1,306,531 and $1,484,989 for the years ended 2000, 1999 and 1998, respectively.

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

Now that we have received FDA approval, we intend to market the ATS heart valve in the United States through a direct sales force. We plan to focus our marketing efforts on the top 20 to 30% of the approximately 880 open heart centers and on leading cardiac surgeons at those institutions. We believe that we can effectively market and sell to these surgeons through a 25 to 30 person direct sales force divided into three to four regions. The cardiac surgeons at these centers perform a significant portion of the heart valve implant procedures in the United States and tend to adopt new technologies and devices more readily. We also believe that acceptance of our product by leading U.S. cardiac surgeons will help to generate greater demand.

At December 31, 2000, we had contracts with 24 independent distributors covering 40 countries outside the United States. Sales to our top three distributors represented over 42% of our total sales for each of the past three years. The table below sets forth the sales to our top three independent distributors. See
Note 11 under the Notes to Consolidated Financial Statements in Item 8 herein.

                                          SALES AS A PERCENTAGE OF TOTAL REVENUE
                                          --------------------------------------
                                            1998           1999           2000
                                            ----           ----           ----
Century Medical, Inc.                       19.2%          18.6%          19.2%
Gemetron GmbH & Co. KG                      15.1           16.2           12.9
Advanced Biomedical Pty. Ltd.                 --             --           11.9
Medi-Service                                16.0           14.7             --

Each of our independent distributors has the exclusive right to sell the ATS heart valve within a defined territory. These distributors also market other medical products, although they have agreed not to sell other mechanical heart valves. Most of our distributor agreements establish quotas for sales of the ATS heart valve in the distributor's territory. Under most of the distributor agreements, we may, at our option, terminate the agreement upon the departure of certain key employees of the distributor or if our company experiences a change in control. We sell the ATS heart valve to each distributor F.O.B. Minneapolis, Minnesota. Sales to international distributors are denominated in U.S. dollars. We allow the return of unused valves as long as the valve packaging has not been opened and the sterilization date has not expired. Returns are insignificant (less than 1% sales).

Our sales, marketing and customer service personnel provide support to our independent distributors. Our marketing efforts include displaying the ATS heart valve at major international, national and regional medical meetings attended by cardiovascular surgeons and cardiologists. We also distribute product brochures and product information bulletins and conduct product training sessions.

RELATIONSHIP WITH SULZER CARBOMEDICS

Sulzer Carbomedics ("Carbomedics") developed the basic design from which the ATS heart valve evolved. Carbomedics is the largest and most experienced manufacturer of pyrolytic carbon components used in mechanical heart valves. Carbomedics has also designed and patented numerous mechanical valves. Carbomedics offered to license a patented and partially developed valve to us if we would complete the development of the valve and agree to purchase carbon components from Carbomedics. Since 1990, Carbomedics has been our sole source of the carbon components used in our valve and the licensor of certain technology upon which our product is based. In December 1999 we restructured our contractual relationships with Carbomedics to lower our cost of carbon components and to begin the technology transfer which will enable us to manufacture those components ourselves.

We have three agreements with Carbomedics: a license agreement and a long-term carbon supply agreement entered into in September 1990, and a carbon technology agreement entered into in December 1999. Under the terms of the license agreement with Carbomedics, we hold an exclusive, royalty-free, worldwide license to an open pivot, bileaflet mechanical heart valve from which the ATS heart valve was developed. The license agreement does not include the right to manufacture the pyrolytic carbon components of the ATS heart valve, except that if Carbomedics were unable to produce the components, we would have the right and license to make the components or have them made for us. We have a paid-up, exclusive, royalty-free, worldwide license. After making certain design changes in the valve, we finalized the design of the ATS heart valve and filed and received an additional U.S. patent covering the design modifications. The design improvements and the U.S. patent covering the modifications are the exclusive property of ATS.

The supply agreement, as amended in December 1999, runs through the end of 2007 and requires us to purchase a minimum number of valve components each year. We have currently satisfied all of our purchase obligations under the supply agreement. We are obligated to purchase $12.0 million heart valve components from Carbomedics in 2001. After 2001, the number of valve components and the price of each set of components that we are obligated to purchase under the supply agreement will decrease substantially as compared to prior years under the agreement, subject to a yearly price adjustment for changes in the U.S. Department of Labor Employment Cost Index.

In December 1999, we entered into a carbon technology agreement with Carbomedics under which we obtained an exclusive, worldwide right and license to use Carbomedics' pyrolytic carbon technology to manufacture components for the ATS heart valve, and a non-exclusive worldwide right and license to use the technology to produce pyrolytic carbon components for other devices and manufacturers, including, after 2008, for other heart valve manufacturers. Under the agreement Carbomedics has also agreed to assist us in designing, building, equipping, qualifying and commencing operations in a pyrolytic carbon component production facility in Minneapolis, Minnesota. In return, we have agreed to pay Carbomedics a license fee totaling $41 million in eight installments over seven years, contingent on attainment of specific milestones.

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

We have established a facility for manufacturing pyrolytic carbon components under the Carbomedics technology agreement. We are currently in the process of installing production equipment in this facility. We have leased a 22,900 square-foot building with facilities capable of producing 10,000 valve sets per year. The manufacturing operations will include substrate machining and preparation, carbon coating, coated part machining and final polishing and finishing activities. We expect to hire 7 to 10 technical and production personnel over the next twelve months. We anticipate that the facility will not be operational until 2003. The key steps required to complete the facility include:

     o    outfitting the building;

     o    purchasing and installing manufacturing equipment;

     o    training technical and production personnel;

     o    conducting pilot production runs;

     o demonstrating compliance with FDA and international good manufacturing practices and quality system regulations; and

     o    scaling up production.

Under the terms of our agreement with Carbomedics, we may also elect to have Carbomedics train our personnel how to machine graphite and pyrolytic carbon parts, and teach us how to fabricate our own tooling. We have not yet determined whether we will develop these capabilities internally or contract these steps out to third party vendors. We currently have in inventory enough carbon components to satisfy our projected requirements for pyrolytic carbon components for over two years. In addition, we are obligated to continue to buy some valve components from Carbomedics under the supply agreement through 2006.

COMPETITION

The prosthetic heart valve market is highly competitive with one dominant company, St. Jude Medical, Inc. In 2000, according to industry estimates, St. Jude Medical supplied approximately 60% of the mechanical heart valves sold worldwide. Other companies that sell mechanical valves include Medtronic, Inc., Carbomedics, Edwards Lifesciences, Sorin Biomedica sPa and Medical Carbon Research, Inc. St. Jude Medical, Medtronic, Edward Lifesciences, Sorin Biomedica and CryoLife also sell tissue valves. Many of our competitors have greater financial, manufacturing, and marketing resources than we have.

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

The FDA approved our PMA Application on October 13, 2000. The approval included five mitral valve sizes (26,28,29,31, and 33mm) and ten aortic valve sizes (18, 20, 21, 23, 24, 25, 26, 27, 28, and 29mm). A PMA supplement for four additional sizes (16 and 19mm aortic and 24 and 27mm mitral) is under FDA review. We plan to submit a PMA supplement for our aortic valved graft in the second half of 2001.

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

The advertising of our product also is subject to both FDA and Federal Trade Commission regulations. In addition, we will be subject to the "fraud and abuse" laws and regulations promulgated by the U.S. Department of Health and Human Services and the U.S. Health Care Finance Administration if we sell the ATS heart valve to Medicare or Medicaid patients.

Regulation of heart valves varies widely in foreign countries. Foreign countries vary from having no regulations to having a pre-market notice or pre-market approval process. The European Union has adopted rules which require that medical products receive the right to affix the CE mark, an international symbol that denotes conformity with European standards for safety and allows certified devices to be marketed in all European Union countries. As part of the CE compliance, manufacturers are required to comply with the ISO 9000 series of standards for quality operations. We received ISO 9001 certification in 1994 and CE mark approval in March 1995. We will continue to be subjected to various audits and tests under the European Community directives. In June 1996, we received approval to begin commercial sales in Japan through a Shonin regulatory approval obtained by our distributor, Century Medical, Inc. In September 1998, we received approval from the Therapeutic Goods Administration for commercial sales in Australia. In June, 2000 we received regulatory approval to distribute the ATS heart valve in Canada.

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

EMPLOYEES

As of January 1, 2001, we had 95 full-time and 9 part-time employees, of whom 16 were engaged in regulatory affairs and quality assurance, 37 in production and 39 in administrative, purchasing and marketing activities.

ITEM 2.  PROPERTIES

We lease approximately 56,000 square feet of space in two buildings in a suburb of Minneapolis, Minnesota. The lease covering approximately 33,000 square feet expires on December 31, 2003 and it is used for administrative, production and engineering purposes. The lease on the other 23,000 square feet expires July 31, 2006 and is used for carbon manufacturing. We believe that these facilities are adequate for our current needs.

ITEM 3.  LEGAL PROCEEDINGS

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are as follows:

Name                    Age      Position
----                    ---      --------
Manuel A. Villafana      60      Chairman of the Board and Chief Executive
                                 Officer
Richard W. Kramp         55      President, Chief Operating Officer and Director
Russell W. Felkey        50      Executive Vice President of Regulatory Affairs
                                 and Secretary
John H. Jungbauer        51      Vice President, Treasurer and Chief Financial
                                 Officer
Frank R. Santiago        49      Vice President, Sales and Marketing

MANUEL A. VILLAFANA, a founder of our company, has served as Chief Executive Officer and Chairman of the Board since our inception in 1987. From 1983 to 1987, Mr. Villafana served as Chairman of GV Medical, Inc., a company co-founded by Mr. Villafana to develop, manufacture and market the LASTAC System, a laser transluminal angioplasty catheter system. From 1976 to 1982, Mr. Villafana served as President and Chairman of St. Jude Medical, Inc., a company founded by Mr. Villafana to develop, manufacture and market a prosthetic bileaflet heart valve manufactured from pyrolytic carbon. From 1972 to 1976, Mr. Villafana served as President and Chairman of Cardiac Pacemakers, Inc., a company founded by Mr. Villafana to develop, manufacture and market a new generation of lithium powered pacemakers. Mr. Villafana is also a Director of Vicom, Inc., a company providing a full range of voice, data and video communication systems.

RICHARD W. KRAMP has served as our President and Chief Operating Officer and a Director since March 1988. Mr. Kramp also will be responsible for overseeing the development of and managing the new pyrolytic carbon manufacturing facility. Prior to joining us, Mr. Kramp was Vice President of Sales and Marketing for St. Jude Medical, Inc., where Mr. Kramp served in a variety of sales and marketing capacities from 1978 to 1988. From 1976 through 1978, Mr. Kramp served as Illinois Sales Manager for Life Instruments, a distributor of cardiovascular products. From 1972 to 1976, Mr. Kramp was the Senior Design Engineer and then Supervisor of Electrical Design for Cardiac Pacemakers, Inc., where he designed the first lithium powered demand pacemaker for which he received a U.S. patent

RUSSELL W. FELKEY has served as our Executive Vice President of Regulatory Affairs since April 1991 and as Secretary since October 1995. From 1989 to 1991, Mr. Felkey was Vice President of Regulatory Affairs and Quality Assurance at Cardiovascular Imaging Systems, Inc., a company involved in the development of peripheral and coronary ultrasound catheters. From 1984 to 1989, Mr. Felkey was Vice President of Regulatory Affairs at GV Medical, Inc.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The information contained under the heading "Common Stock Information" on page 9 of the Company's Annual Report to Shareholder's for the year ended December 31, 2000 (the "Annual Report to Shareholders") is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The information contained under the heading "Financial Highlights" on page 1 of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 to 9 of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" on page 7 of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information contained under the headings "Report of Independent Auditors," "Consolidated Statements of Financial Position," "Consolidated Statements of Income," "Consolidated Statement of Changes in Shareholders' Equity," "Consolidated Statements of Cash Flows," and "Notes to Consolidated Financial Statements" on pages 10 to 20 of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See Part I of this Report. Pursuant to General Instruction G(3), reference is made to information contained under the heading "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 2001, which information is incorporated herein.

ITEM 11. EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3), reference is made to information contained under the heading "Executive Compensation" and "Compensation of Directors" in the Company's definitive proxy statement for its 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 2001, which information is incorporated herein, excluding the "Report of the Compensation Committee Concerning Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to General Instruction G(3), reference is made to information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in the Company's definitive proxy statement for its 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 2001, which information is incorporated herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.       FINANCIAL STATEMENTS

Report of Independent Auditors.

Consolidated Statements of Financial Position at December 31, 2000 and 1999.

Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998.

Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998.

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

Notes to Consolidated Financial Statements.


(a)      2.       FINANCIAL STATEMENT SCHEDULES

Please see Schedule II - Valuation and Qualifying Accounts and Reserves on page 19.

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

10.2** ATS Medical Inc. 2000 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2000).

10.3** Agreement between the Company and Manuel A. Villafana dated April 20, 1998 (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1998).

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

10.9* Development Agreement dated September 24, 1990, with CarboMedics, Inc. (confidential treatment granted) (Incorporated by reference to Exhibit 10.9 to the 1996 Form 10-K).

10.10* O.E.M. Supply Contract dated September 24, 1990, with CarboMedics, Inc. (confidential treatment granted) (Incorporated by reference to Exhibit 10.10 to the 1996 Form 10-K).

10.11* License Agreement dated September 24, 1990, with CarboMedics, Inc. (confidential treatment granted) (Incorporated by reference to Exhibit 10.11 to the 1996 Form 10-K).

10.12*         Option Agreement dated September 24, 1990, with CarboMedics, Inc.
               (confidential treatment granted) (Incorporated by reference to Exhibit 10.12 to the 1996 Form 10-K).

10.13 Helix BioCore, Inc. Self-Insurance Trust Agreement dated February 28, 1991 (Incorporated by reference to Exhibit 10.13 to the 1996 Form 10-K).

10.14* Amendment 1 to License Agreement dated December 16, 1993, with CarboMedics, Inc. (confidential treatment granted) (Incorporated by reference to Exhibit 10.17 to the 1993 Form 10-K).

10.15* Amendment 4 to O.E.M. Supply Contract dated December 16, 1993, with CarboMedics, Inc. (confidential treatment granted) (Incorporated by reference to Exhibit 10.18 to the 1993 Form 10-K).

10.16* Amendment 5 to O.E.M. Supply Contract dated September 1, 1994, with CarboMedics, Inc. (confidential treatment granted) (Incorporated by reference to Exhibit 10.19 to the 1994 Form 10-K).

10.17* Amendment 1 to Option Agreement dated December 16, 1993, with CarboMedics, Inc. (confidential treatment granted) (Incorporated by reference to Exhibit 10.19 to the 1993 Form 10-K).

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

10.23 Stock Purchase Agreement dated February 3, 1997 between ITOCHU Corporation and the Company (Incorporated by reference to Exhibit 1 to Schedule 13D filed with respect to the Company by ITOCHU Corporation on February 18, 1997).

10.24          Amendment No. 6 to Lease Agreement between the Company and St.
               Paul Properties, Inc., dated November 25, 1997 (Incorporated by reference to Exhibit 10.23 to the 1997 Form 10-K).

10.25          1998 Employee Stock Purchase Plan (Incorporated by reference to
               Exhibit 4 to the Company's Registration Statement on Form S-8, File No. 333-57527).

10.26** 1998 Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10.25 to the 1998 Form 10-K).

10.27* Carbon Agreement by and between Sulzer Carbomedics, Inc. and ATS Medical, Inc., dated December 29, 1999 (Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, January 13, 2000, File No. 000-18602) (confidential treatment granted).

10.28* Amendment 7 to OEM Supply Contract by and between Sulzer Carbomedics, Inc. and ATS Medical, Inc., dated December 29, 1999 (confidential treatment granted) (Incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8, January 13, 2000, File No. 000-18602).

10.29* Amendment 2 to License Agreement by and between Sulzer Carbomedics, Inc. and ATS Medical, Inc., dated December 29, 1999 (confidential treatment granted) (Incorporated by reference to Exhibit 99.3 to the Company's Registration Statement on Form S-8, January 13, 2000, File No. 000-18602).

10.30          Amendment No. 7 to Lease Agreement between the Company and St.
               Paul Properties, Inc., dated May 18, 2000 (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 2000).

10.31 Lease Agreement between the Company and St. Paul Properties, Inc., dated April 29, 2000 (Incorporated by reference to Exhibit
               10.1 to the Company's Form 10-Q for the quarter ended June 30,
               2000).

10.32          Amendment No. 8 to Lease Agreement between the Company and St.
               Paul Properties, Inc., dated December 14, 2000.

10.33* Amendment 8 to OEM Supply Contract by and between Sulzer Carbomedics, Inc. and ATS Medical, Inc., dated November 3, 2000.

13             2000 Annual Report to Shareholders

23             Consent of Ernst & Young LLP.

24             Power of Attorney.

99.1           Cautionary Statements.



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

(d)            Financial Statement Schedule

See Financial Statement Schedule in the Annual Report to shareholders, Exhibit
13.

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 22, 2001                                ATS MEDICAL, INC.


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
                                                                )                John H. Jungbauer
John H. Jungbauer*           Vice President, Treasurer          )                Pro se and
                             and Chief Financial  Officer       )                Attorney-in-fact
                             (principal financial and           )
                             accounting officer)                )
                                                                )        Dated:  March 22, 2001
Charles F. Cuddihy, Jr.*     Director                           )
                                                                )
David L. Boehnen*            Director                           )
                                                                )
A. Jay Graf*                 Director                           )

*By Power of Attorney filed with this report as Exhibit 24 hereto.



                                ATS MEDICAL, INC.

                           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

          COL. A                     COL. B                       COL. C                    COL. D             COL. E

                                                                Additions
                                                          (1)              (2)
                                     Balance at        Charged to       Charged to                             Balance at
                                     Beginning          Costs              Other          Deductions-            End of
         Description                  Of Year             and            Accounts-         Describe               Year
                                                        Expenses         Describe
Allowance for Doubtful Accounts
-------------------------------

Year ended December 31, 2000:
 Deducted from asset accounts:
 Allowance for doubtful accounts     $205,000           $220,000                 --                 --           $425,000
                                     --------           --------           --------           --------           --------

 Totals                              $205,000           $220,000                 $0                 $0           $425,000

Year ended December 31, 1999:
 Deducted from asset accounts:
 Allowance for doubtful accounts     $185,000           $ 20,000                 --                 --           $205,000
                                     --------           --------           --------           --------           --------

 Totals                              $185,000           $ 20,000                 $0                 $0           $205,000

Year ended December 31, 1998:
 Deducted from asset accounts:
 Allowance for doubtful accounts     $260,000           $ 20,000                 --           $ 95,000(1)        $185,000
                                     --------           --------           --------           --------           --------

 Totals                              $260,000           $ 20,000                 $0           $ 95,000           $185,000

Reserve for Obsolete Inventory
------------------------------

Year ended December 31, 2000:
 Deducted from asset accounts:
 Reserve for Obsolete Inventory      $200,000                --                  --                 --          $200,000
                                     --------          --------            --------           --------           --------

 Totals                              $200,000                 $0                 $0                 $0           $200,000

Year ended December 31, 1999:
 Deducted from asset accounts:
 Reserve for Obsolete Inventory      $200,000           $ 38,045                 --           $ 38,045(2)        $200,000
                                    --------           ---------           --------           --------           --------

   Totals                            $200,000           $ 38,045                 $0           $ 38,045           $200,000

Year ended December 31, 1998:
 Deducted from asset accounts:
 Reserve for Obsolete Inventory            $0           $200,000                 --                 --           $200,000
                                    ---------           --------           --------           --------           --------
   Totals                                  $0           $200,000                 $0                 $0           $200,000

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

10.2** ATS Medical Inc. 2000 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2000).

10.3** Agreement between the Company and Manuel A. Villafana dated April 20, 1998 (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1998).

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

10.9* Development Agreement dated September 24, 1990, with CarboMedics, Inc. (confidential treatment granted) (Incorporated by reference to Exhibit 10.9 to the 1996 Form 10-K).

10.10* O.E.M. Supply Contract dated September 24, 1990, with CarboMedics, Inc. (confidential treatment granted) (Incorporated by reference to Exhibit 10.10 to the 1996 Form 10-K).

10.11* License Agreement dated September 24, 1990, with CarboMedics, Inc. (confidential treatment granted) (Incorporated by reference to Exhibit 10.11 to the 1996 Form 10-K).

10.12*         Option Agreement dated September 24, 1990, with CarboMedics, Inc.
               (confidential treatment granted) (Incorporated by reference to Exhibit 10.12 to the 1996 Form 10-K).

10.13 Helix BioCore, Inc. Self-Insurance Trust Agreement dated February 28, 1991 (Incorporated by reference to Exhibit 10.13 to the 1996 Form 10-K).

10.14* Amendment 1 to License Agreement dated December 16, 1993, with CarboMedics, Inc. (confidential treatment granted) (Incorporated by reference to Exhibit 10.17 to the 1993 Form 10-K).

10.15* Amendment 4 to O.E.M. Supply Contract dated December 16, 1993, with CarboMedics, Inc. (confidential treatment granted) (Incorporated by reference to Exhibit 10.18 to the 1993 Form 10-K).

10.16* Amendment 5 to O.E.M. Supply Contract dated September 1, 1994, with CarboMedics, Inc. (confidential treatment granted) (Incorporated by reference to Exhibit 10.19 to the 1994 Form 10-K).

10.17* Amendment 1 to Option Agreement dated December 16, 1993, with CarboMedics, Inc. (confidential treatment granted) (Incorporated by reference to Exhibit 10.19 to the 1993 Form 10-K).

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

10.23 Stock Purchase Agreement dated February 3, 1997 between ITOCHU Corporation and the Company (Incorporated by reference to Exhibit 1 to Schedule 13D filed with respect to the Company by ITOCHU Corporation on February 18, 1997).

10.24          Amendment No. 6 to Lease Agreement between the Company and St.
               Paul Properties, Inc., dated November 25, 1997 (Incorporated by reference to Exhibit 10.23 to the 1997 Form 10-K).

10.25          1998 Employee Stock Purchase Plan (Incorporated by reference to
               Exhibit 4 to the Company's Registration Statement on Form S-8, File No. 333-57527).

10.26** 1998 Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10.25 to the 1998 Form 10-K).

10.27* Carbon Agreement by and between Sulzer Carbomedics, Inc. and ATS Medical, Inc., dated December 29, 1999 (Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, January 13, 2000, File No. 000-18602) (confidential treatment granted).

10.28* Amendment 7 to OEM Supply Contract by and between Sulzer Carbomedics, Inc. and ATS Medical, Inc., dated December 29, 1999 (confidential treatment granted) (Incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8, January 13, 2000, File No. 000-18602).

10.29* Amendment 2 to License Agreement by and between Sulzer Carbomedics, Inc. and ATS Medical, Inc., dated December 29, 1999 (confidential treatment granted) (Incorporated by reference to Exhibit 99.3 to the Company's Registration Statement on Form S-8, January 13, 2000, File No. 000-18602).

10.30          Amendment No. 7 to Lease Agreement between the Company and St.
               Paul Properties, Inc., dated May 18, 2000 (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 2000).

10.31 Lease Agreement between the Company and St. Paul Properties, Inc., dated April 29, 2000 (Incorporated by reference to Exhibit
               10.1 to the Company's Form 10-Q for the quarter ended June 30,
               2000).

10.32          Amendment No. 8 to Lease Agreement between the Company and St.
               Paul Properties, Inc., dated December 14, 2000.

10.33* Amendment 8 to OEM Supply Contract by and between Sulzer Carbomedics, Inc. and ATS Medical, Inc., dated November 3, 2000.

13             2000 Annual Report to Shareholders

23             Consent of Ernst & Young LLP.

24             Power of Attorney.

99.1           Cautionary Statements.



*Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of this exhibit have been redacted.

**Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.