Form 10-Q
period 2001-03-31
ATS MEDICAL INC
filed 2001-04-19
CIK 824068

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

           _X_ Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
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

                               Yes _X_     No ____

         The number of shares outstanding of each of the registrant's classes of common stock as of April 17, 2001 was:

             Common Stock $.01 par value            22,129,322 shares

                                ATS MEDICAL, INC.

                                      INDEX

PART I.      FINANCIAL INFORMATION                                         PAGE

Item 1.      Statements of Financial Position -                              3
             March 31, 2001(unaudited) and
             December 31, 2000

             Statements of Operations -                                      4
             Three Months Ended March 31, 2001 and
             2000 (unaudited)

             Statements of Cash Flows -                                      5
             Three Months Ended March 31, 2001 and
             2000 (unaudited)

             Notes to Financial Statements                                   6

Item 2.      Management's Discussion and Analysis of                         7
             Financial Condition and Results of Operations

Item 3.      Quantitative and Qualitative Disclosures About                 12
             Market Risk

PART II.     OTHER INFORMATION                                              13

             Signatures                                                     14

Item 1  Financial Statements


ATS MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION

                                                              MARCH 31,        DECEMBER 31,
                                                                2001              2000
                                                          ----------------------------------
ASSETS                                                      (Unaudited)          (Note)
Current assets:
   Cash and cash equivalents                                $  24,285,031     $  14,804,195
   Short-term investments                                       2,909,055        16,273,270
                                                          ----------------------------------
                                                               27,194,086        31,077,465
   Accounts receivable, less allowance of $430,000
      in 2001 and $425,000 in 2000                              6,898,801         6,581,315
   Inventories                                                 52,222,656        51,488,128
   Prepaid expenses                                               676,415           615,680
                                                          ----------------------------------
Total current assets                                           86,991,958        89,762,588

Furniture, machinery and equipment, net                         5,192,222         4,167,326

Other assets                                                    8,429,562         8,423,862
                                                          ----------------------------------
Total assets                                                $ 100,613,742     $ 102,353,776
                                                          ==================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                         $   1,958,361     $   3,484,674
   Accrued payroll and expenses                                   560,257           343,997
                                                          ----------------------------------
Total current liabilities                                       2,518,618         3,828,671

Long-term debt                                                          0                 0

Shareholders' equity:
   Common Stock, $.01 par value:
     Authorized 40,000,000 shares; Issued and
      outstanding 22,129,322 and 22,097,501 shares at
      March 31, 2001 and December 31, 2000, respectively          221,293           220,975
   Additional paid-in capital                                 110,958,987       110,813,969
   Accumulated deficit                                        (13,085,156)      (12,509,839)
                                                          ----------------------------------
Total shareholders' equity                                     98,095,124        98,525,105
                                                          ----------------------------------
Total liabilities and shareholders' equity                  $ 100,613,742     $ 102,353,776
                                                          ==================================


Note: The statement of financial position at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

ATS MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

                                                   THREE MONTHS ENDED MARCH 31,
                                                       2001             2000
                                                 -------------------------------
Net sales                                         $  4,253,573     $  4,127,355
Less cost of goods sold                              2,608,160        2,584,052
                                                 -------------------------------
Gross profit                                         1,645,413        1,543,303

Expenses:
  Research, development and engineering                757,914          421,075
  Sales and marketing                                1,067,712          221,634
  General and administrative                           815,678          620,957
                                                 -------------------------------
Total expenses                                       2,641,304        1,263,666
                                                 -------------------------------
Operating income (loss)                               (995,891)         279,637

Interest income                                        420,574          121,359
                                                 -------------------------------
Net income (loss)                                 $   (575,317)    $    400,996
                                                 ===============================

Net income (loss) per share:
    Basic                                         $      (0.03)    $       0.02
    Diluted                                       $      (0.03)    $       0.02

Weighted average number of shares outstanding:
    Basic                                           22,117,758       17,932,322
    Diluted                                         22,117,758       18,614,020


See notes to condensed financial statements.

ATS MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

                                                           THREE MONTHS ENDED MARCH 31
                                                              2001             2000
                                                          ------------     ------------
Operating activities
Net income (loss)                                         $   (575,317)    $    400,996
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
    Depreciation                                               151,550           75,562
    Loss on disposal of equipment                                9,580                0
    Changes in operating assets and liabilities:
        Accounts receivable                                   (317,486)        (651,823)
        Prepaid expenses                                       (60,735)          42,712
        Other assets                                            (5,700)          (4,800)
        Inventories                                           (734,528)      (2,692,039)
        Accounts payable and accrued expenses               (1,310,053)         284,848
                                                          ------------     ------------
Net cash used in operating activities                       (2,842,689)      (2,544,544)

INVESTING ACTIVITIES
Purchase of short-term investments                          (2,523,648)               0
Sale of short-term investments                              15,887,863        5,100,324
Purchases of furniture, machinery and equipment             (1,186,026)         (42,089)
                                                          ------------     ------------
Net cash provided by investing activities                   12,178,189        5,058,235

FINANCING ACTIVITIES
Net proceeds from sale of common stock                         145,336        9,711,137
                                                          ------------     ------------
Net cash provided by financing activities                      145,336        9,711,137

Effect of exchange rate changes on cash                              0          (43,494)
Increase in cash and cash equivalents                        9,480,836       12,181,334
Cash and cash equivalents at beginning of period            14,804,195        4,030,641
                                                          ------------     ------------
Cash and cash equivalents at end of period                $ 24,285,031     $ 16,211,975
                                                          ============     ============


See notes to condensed financial statements.

ATS MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2001


Note A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We manufacture and market a mechanical bileaflet heart valve with a unique pivot design. Our heart valve is used to treat heart valve failure caused by the natural aging process, rheumatic heart disease and congenital defects. On October 13, 2000, the FDA approved our PMA application to sell the ATS heart valve in the United States. We have received regulatory approvals to market the ATS heart valve in several international markets, principally Europe, Japan and Australia.

We commenced selling the ATS heart valve in international markets in 1992. We sell the valve to independent distributors with assigned territories (generally a specific country or region) who in turn sell the valve to hospitals or clinics. Sales to our international distributors are denominated in U.S. dollars so currency risk is borne by the distributor; however, as the dollar increases in value relative to the distributor's local currency, the cost of the valve increases for the distributor even though ATS does not change the selling price. Since receiving FDA approval to market the ATS heart valve in the United States, we have begun hiring a direct sales force to sell the ATS heart valve in the United States.

We currently purchase all of the pyrolytic carbon components for the ATS heart valve from Sulzer-CarboMedics, Inc, ("Carbomedics") pursuant to a multi-year supply agreement. The cost of the pyrolytic carbon components represents approximately 80% of the total cost of the ATS heart valve. Under the supply agreement, the cost of the pyrolytic carbon components has varied according to annual volume purchases and is adjusted annually by reference to increases in the U.S. Department of Labor Employment Cost Index. In December 1999, we renegotiated the supply agreement with CarboMedics. The supply agreement, as amended, provides for significant reductions in our minimum purchase requirements and unit costs as of January 1, 2001. In addition, under a new carbon agreement, CarboMedics has granted us an exclusive right to use its carbon coating technology to manufacture pyrolytic carbon components for the ATS heart valve. CarboMedics also has agreed to assist us in establishing our own pyrolytic carbon component manufacturing facility. In return, we have agreed to pay a license fee totaling $41 million over seven years, subject to attainment of specified milestones. In December 2000, we again amended the supply agreement to purchase additional valves in 2001 and eliminate the minimum units for 2007.

RESULTS OF OPERATIONS

Net sales for the quarter ended March 31, 2001 increased 3.1% to $4,253,573 compared to $4,127,355 for the quarter ended March 31, 2000. We posted a gain of 148% in revenue in the United States, but this was almost entirely offset by a 3% decline in International revenue. Unit sales decreased by less than 1% in 2001 compared to 2000. During the quarter ended March 31, 2001 the euro continued to trade at low levels in exchange value against the U.S. dollar. The average selling price of the Valve increased approximately 4% for the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000.

For the quarter ended March 31, 2000, the Company's international sales efforts were challenged by significant price competition from other valve manufacturers and the increased strength of the U.S. dollar relative to almost all foreign currencies.

In the United States, we are establishing a direct sales force to sell the valve. Valves are consigned to hospitals desiring to use the ATS Valve and a sale is recorded once the valve is implanted. We had 19 sales people located in four regions throughout the United States at March 31, 2001. We have been hiring individuals with previous cardiovascular product sales experience and plan to add six to eleven additional sales people in the U.S. The launch of a critical product such as a heart valve is an ongoing process. The "sales cycle" for new accounts can take from one to three months. While we feel we have a superior product, there are much larger competitors, with larger staffs and greater financial resources with competing heart valves so that the rate at which we open new accounts and realize new implants is difficult to forecast from quarter to quarter.

Cost of sales for the three months ended March 31, 2001 totaled $2,608,160 or 61.3% of sales compared to $2,584,052 or 62.6% of sales for the three months ended March 31, 2000. The price of the carbon components contained in the Valves sold in the first quarter of 2001 decreased 4.5% as compared to the cost of carbon components contained in the Valves sold in the first quarter of 2000. Based upon the Company's internal sales projections, the price of the carbon contained in Valves sold in the remainder of 2001 is expected to be approximately the same as in 2000. The Company uses the first-in first-out ("FIFO") method of accounting for inventory. All of the Valves sold in the first quarter of 2001 were made with carbon purchased in 1998 (under FIFO). The cost of carbon components, after giving effect to volume discounts and inflationary adjustments decreased 4.5% in 1998, rose 3.8% for 1999, and decreased 6.4% in 2000 compared to each previous year, respectively. For 2001 (the first year of the amended supply contract) the Company is paying 21.5% less for carbon components than in 2000.

Gross profit totaled $1,645,413 for the quarter ended March 31, 2001 or 38.7% of sales, compared to gross profit of $1,543,303 or 37.4% of sales for quarter ended March 31, 2000. The average selling price per unit increased in the first quarter 2001 compared to the first quarter 2000 and the average cost per unit sold increased slightly, causing the gross margin to increase.

Research, development and engineering expenses totaled $757,914 for the quarter ended March 31, 2001 versus $421,075 for the quarter ended March 31, 2000. The major portion of the increase is due to spending on our own carbon manufacturing facility. The focus during the quarter ended March 31, 2001 was on training ATS personnel on the new carbon manufacturing equipment, which is currently being installed, and documenting procedures.

The Company began human implants in the United States under an Investigational Device Exemption ("IDE") in January 1997. The Company sold the Valves to the hospitals involved in the study and the cost of the Valve was eligible for reimbursement by Medicare and most private pay insurance companies. The Company was responsible for reimbursing the hospital for certain additional tests and procedures required by the clinical protocol. The estimated total cost of follow-up was accrued at the time of the sale as research and development expense. The clinical study resulted in the Company receiving PMA approval on the Valve on October 13, 2000.

Sales and Marketing expense increased dramatically in the quarter ended March 31, 2001 to $1,067,712 compared to $221,634 in the quarter ended March 31, 2000. The addition of 19 sales people and marketing expenses for the launch of the valve in the United States were primarily responsible for the increase.

General and administrative expenses totaled $815,678 for the three months ended March 31, 2001, which was an increase from the $620,957 reported for the three months ended March 31, 2000. The Company had 120 employees at March 31, 2001 compared to 88 employees at March 31, 2000. The addition of support personnel in shipping and other administrative functions is one of the major causes of the increase.

Interest income totaled $420,574 for the quarter ended March 31, 2001 compared to $121,359 for the quarter ended March 31, 2000. The increase in interest income in 2001 was the result of higher average investable cash balances during 2001. Average cash on hand during the quarter ended March 31, 2001 was higher than the average cash on hand during the quarter ended March 31, 2000 so interest income was greater in 2001.

The Company recorded a net loss of $575,317 for the quarter ended March 31, 2001 compared to net income which totaled $400,996 for the quarter ended March 31, 2000. The $336,839 increase in R & D spending and the costs associated with the direct sales force for the quarter ended March 31, 2001 are the major factors in the loss for the quarter. The Company needs to increase sales, particularly in the United States, in order to return to profitability in future quarters.

The Company has accumulated approximately $13 million of net operating loss carryforwards for U.S. tax purposes. The Company believes that its ability to fully utilize the existing net operating loss carryforwards will be restricted to approximately $3 million per year. The Company incurred a loss in the first quarter of 2001 and did not accrue any taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments decreased by $3,883,379 from $31,077,465 at December 31, 2000 to $27,194,086 at March 31, 2001. The Company
will continue to use more cash than is generated from operations in 2001, as it invests in the direct sales force, purchases carbon components from Carbomedics and continues to equip and test its carbon manufacturing facility.

During 2001, the Company is obligated to purchase $12.0 million of components in accordance with the terms of its amended long-term supply agreement with Carbomedics, Inc. (the "Supply Agreement"). These minimum purchases under the Supply Agreement are not tied to sales of the Valve and the Company does not expect sales of the Valve to exceed the minimum purchase requirements under the Supply Agreement until at least 2002.

In December 1999, the Company renegotiated its supply agreement with Carbomedics. The Supply Agreement, as amended, provides for significant reductions in the Company's minimum purchase requirements and unit costs for the years 2001 through 2007. The Company estimates that its minimum purchase requirements under the Supply Agreement from 2002 through 2006 will total approximately $27 million. Under the new carbon agreement entered into in December 1999, the Company has agreed to pay Carbomedics a license fee of $41 million in installments over the next seven years. In addition to granting the Company an exclusive worldwide right and license to use its carbon coating technology to manufacture pyrolytic carbon components for the Valve under this agreement, Carbomedics has agreed to assist the Company in designing, building and commencing operations in its own pyrolytic carbon production facility in Minneapolis, Minnesota.

Accounts receivable increased from $6,581,315 at December 31, 2000 to $6,898,801 at March 31, 2001. Most of the Company's sales have been to customers in international markets and while the Company attempts to set standard 60 day terms for accounts receivable, competitive pressures and geographical economic situations have caused the Company to selectively extend the terms for payment.

Current liabilities decreased from $3,828,671 at December 31, 2000 to $2,518,618 at March 31, 2001. The majority of the decrease is in accounts payable and is related to the amount owing to Carbomedics under the Supply Agreement.

Based upon the current rate of sales, the anticipated purchase obligations under the Supply Agreement, the license fee payments under the carbon agreement, the expenses associated with establishing a direct sales force in the United States and other expected expenses, the Company anticipates that cash and marketable securities on hand at March 31, 2001 should meet its requirements through at least 2002. Depending on the rate of increase in sales the Company may need additional capital and if it does, the Company cannot be certain that additional capital will be available or that, if available, it will be on terms favorable to the Company.

The Company does not use derivatives and therefore does not face market risk from currency or interest rate changes on these types of instruments. If we were required to finance future operations with debt we would have exposure to increases in interest rates on borrowings.

THE SINGLE EUROPEAN CURRENCY

A significant portion of the Company's sales occur in Europe. Effective January 1, 1999 various European countries began utilizing a single currency, the "euro". From January 1999 through December 2001, merchants will be encouraged to discontinue using local country currencies and begin using the euro to transact business. Beginning in 2002, it will be required that business in the European Community be conducted using the euro. The Company sells to all of its customers in U.S. dollars and does not expect to have accounting system issues relative to currency translation. The Company's selling prices are similar to most of its European distributors and therefore should not cause significant disruption whether in dollars or euros. From its introduction in January 1999, the rate of exchange for the euro versus the U.S. dollar declined by as much as 34%. Several of the Company's European distributors were unable to increase their local currency selling price for the Valve, and, as a result, they informed us that their profits were being squeezed. Europe is a very important market for the Company.

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

In accordance with the Act, the Company identifies the following important general factors which if altered from the current status could cause the Company's actual results to differ from those described in any forward-looking statements: the continued acceptance of the Company's mechanical heart Valve in international markets, the rate of increase of acceptance of the Valve in the United States, the Company's ability to recruit, hire and manage a direct sales force in the United States, the continued performance of the Company's mechanical heart valve without structural failure, the actions of the Company's competitors including pricing changes and new product introductions, the continued performance of the Company's independent distributors in selling the Valve, the risk of product returns in connection with distributor terminations, the actions of the Company's supplier of pyrolytic carbon components for the Valve and difficulties the Company may encounter establishing and operating their own pyrolytic carbon manufacturing capability. This list is not exhaustive, and the Company may supplement this list in filings with the Securities and Exchange Commission (e.g., Exhibit 99 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000) or in connection with the making of any specific forward-looking statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the fair market value of the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. The average duration of all of our investments has generally been less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments.

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

                  None

            (b) Reports on Form 8-K

                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  April 19, 2001                 ATS MEDICAL, INC.


                                      By:  /s/ John H. Jungbauer
                                           ---------------------
                                           John H. Jungbauer, Vice President/CFO
                                           (Principal Financial Officer and
                                           Authorized Signatory)