Form 10-Q
period 2001-06-30
ATS MEDICAL INC
filed 2001-07-30
CIK 824068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X      Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001
Commission File No. 0-18602

ATS MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1595629
(state or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3905 Annapolis Lane, Suite 105	55447
Minneapolis, Minnesota	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (763) 553-7736

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

Yes   X       No

        The number of shares outstanding of each of the registrant’s classes of common stock as of July 27, 2001 was:

Common Stock $.01 par value	22,172,705 shares

ATS MEDICAL, INC.

INDEX

PART I.	FINANCIAL INFORMATION	Page

Item 1.	Statements of Financial Position – June 30, 2001 (unaudited) and December 31, 2000	3

Statements of Operations – Three and Six Months Ended June 30, 2001 and 2000 (unaudited)	4

Statements of Cash Flows – Three and Six Months Ended June 30, 2001 and 2000 (unaudited)	5

Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

PART II.	OTHER INFORMATION	14

Signatures	15

Item 1      Financial Statements

ATS MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION

Assets	June 30, 2001 (Unaudited)	December 31, 2000 (Note)

Current assets:
Cash and cash equivalents	$18,200,767	$14,804,195
Short-term investments	5,678,999	16,273,270

	23,879,766	31,077,465
Accounts receivable, less allowance of $434,800
in 2001 and $425,000 in 2000	7,856,568	6,581,315
Inventories	52,413,772	51,488,128
Prepaid expenses	558,160	615,680

Total current assets	84,708,266	89,762,588

Furniture, machinery and equipment, net	6,399,103	4,167,326

Other assets	8,431,493	8,423,862

Total assets	$99,538,862	$102,353,776

Liabilities and shareholders’ equity

Current liabilities:
Accounts payable	$2,052,750	$3,484,674
Accrued payroll and expenses	492,712	343,997

Total current liabilities	2,545,462	3,828,671

Long-term debt	0	0

Shareholders’ equity:
Common Stock, $.01 par value:
Authorized 40,000,000 shares; Issued and
outstanding 22,170,455 and 22,097,501 shares at
June 30, 2001 and December 31, 2000, respectively	221,705	220,975
Additional paid-in capital	111,204,614	110,813,969
Accumulated deficit	(14,432,919)	(12,509,839)

Total shareholders’ equity	96,993,400	98,525,105

Total liabilities and shareholders’ equity	$99,538,862	$102,353,776

Note:	The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

ATS MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000

Net sales	$4,415,222	$2,704,180	$8,668,795	$6,831,535
Less cost of goods sold	2,872,188	1,805,718	5,480,348	4,389,770

Gross profit	1,543,034	898,462	3,188,447	2,441,765

Expenses:
Research, development and engineering	1,090,962	518,657	1,848,876	939,732
Sales and marketing	1,231,375	186,101	2,299,087	407,736
General and administrative	853,609	667,307	1,669,287	1,288,264

Total expenses	3,175,946	1,372,065	5,817,250	2,635,732

Operating loss	(1,632,912)	(473,603)	(2,628,803)	(193,967)

Interest income	285,149	239,459	705,723	360,818

Net income (loss)	($ 1,347,763)	($ 234,144)	($ 1,923,080)	$166,851

Net income (loss) per share:
Basic	($ 0.06)	($ 0.01)	($ 0.09)	$0.01
Diluted	($ 0.06)	($ 0.01)	($ 0.09)	$0.01

Weighted average number of shares outstanding:
Basic	22,139,168	19,065,348	22,128,522	18,495,739
Diluted	22,139,168	19,065,348	22,128,522	19,182,873

See notes to condensed financial statements.

ATS MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2001	2000
Operating activities
Net income (loss)	($ 1,923,080)	$166,851
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation	322,397	151,674
Loss on disposal of equipment	9,811	0
Changes in operating assets and liabilities:
Accounts receivable	(1,275,253)	553,172
Prepaid expenses	57,520	85,040
Other assets	(7,631)	(7,428)
Inventories	(925,644)	(6,626,279)
Accounts payable and accrued expenses	(1,283,209)	(144,648)

Net cash used in operating activities	(5,025,089)	(5,821,618)

Investing activities
Purchase of short-term investments	(6,576,903)	(2,465,875)
Sale of short-term investments	17,171,174	4,972,120
Purchases of furniture, machinery and equipment	(2,563,985)	(145,566)

Net cash provided by investing activities	8,030,286	2,360,679

Financing activities
Net proceeds from sale of common stock	391,375	10,143,873

Net cash provided by financing activities	391,375	10,143,873

Effect of exchange rate changes on cash	0	(43,494)

Increase in cash and cash equivalents	3,396,572	6,639,440
Cash and cash equivalents at beginning of period	14,804,195	4,030,641

Cash and cash equivalents at end of period	$18,200,767	$10,670,081

See notes to condensed financial statements.

ATS MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2001

Note A – BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We commenced selling the ATS heart valve in international markets in 1992. We sell the valve to independent distributors with assigned territories (generally a specific country or region) who in turn sell the valve to hospitals or clinics. Sales to our international distributors are denominated in U.S. dollars so currency risk is borne by the distributor; however, as the dollar increases in value relative to the distributor’s local currency, the cost of the valve increases for the distributor even though ATS does not change the selling price. Since receiving FDA approval to market the ATS heart valve in the United States, we have begun hiring a direct sales force to sell the ATS heart valve in the United States.

We currently purchase all of the pyrolytic carbon components for the ATS heart valve from Sulzer-Carbomedics, Inc, (“Carbomedics”) pursuant to a multi-year supply agreement. The cost of the pyrolytic carbon components represents approximately 80% of the total cost of the ATS heart valve. Under the supply agreement, the cost of the pyrolytic carbon components has varied according to annual volume purchases and is adjusted annually by reference to increases in the U.S. Department of Labor Employment Cost Index. In December 1999, we renegotiated the supply agreement with Carbomedics. The supply agreement, as amended, provides for significant reductions in our minimum purchase requirements and unit costs as of January 1, 2001. In addition, under a new carbon agreement, Carbomedics has granted us an exclusive right to use its carbon coating technology to manufacture pyrolytic carbon components for the ATS heart valve. Carbomedics also has agreed to assist us in establishing our own pyrolytic carbon component manufacturing facility. In return, we have agreed to pay a license fee totaling $41 million over seven years, subject to attainment of specified milestones. In December 2000, we again amended the supply agreement to purchase additional valves in 2001 and eliminate the minimum units for 2007.

Results of Operations

Net sales for the quarter ended June 30, 2001 increased 63% to $4,415,222 compared to $2,704,180 for the quarter ended June 30, 2000. We posted a gain of 298% in revenue in the United States, and 50% increase in International revenue. The large gain in the United States is due to FDA approval. In the quarter ended June 30, 2000 we were selling to centers participating in our clinical study of the valve. In the quarter ended June 30, 2001 we were able to sell to any U.S. hospital. U.S. sales for the quarter ended June 30, 2001 increased 44% over U.S. sales for the quarter ended March 31, 2001. Unit sales for the quarter ended June 30, 2001 increased by 48% compared to quarter ended June 30, 2000. During the quarter ended June 30, 2001 the euro continued to trade at low levels in exchange value against the U.S. dollar.

Net sales for the six months ended June 30, 2001 totaled $8,668,795 compared to $6,831,535 for the six months ended June 30, 2000. Unit sales for the six months ended June 30, 2001 increased by 19% compared to six months ended June 30, 2000. The average selling price of the Valve increased approximately 11% for the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000 and increased approximately 7% for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. The Company reports the selling price to the hospital in the U.S. market, while the company reports the selling price to the distributor outside the U.S. market. As U.S. sales increase as a percentage of overall sales, the overall average selling price may increase, while the average selling prices in some international markets may be declining. Pressure continues to be applied by hospital administrators for lower prices and the willingness of competitors to reduce prices will continue to put pressure on revenue growth and margins.

In the United States, we are establishing a direct sales force to sell the valve. Valves are consigned to hospitals desiring to use the ATS Valve and a sale is recorded once the valve is implanted. We had 21 sales people located in four regions throughout the United States at June 30, 2001. We have been hiring individuals with previous cardiovascular product sales experience and plan to add five to ten additional sales people in the U.S. The launch of a critical product such as a heart valve is an ongoing process. The “sales cycle” for new accounts can take from one to three months. While we feel we have a superior product, there are much larger competitors, with larger staffs and greater financial resources with competing heart valves so that the rate at which we open new accounts and realize new implants is difficult to forecast from quarter to quarter.

Cost of sales for the three months ended June 30, 2001 totaled $2,872,188 or 65% of sales compared to $1,805,718 or 67% of sales for the three months ended June 30, 2000. Cost of sales for the six months ended June 30, 2001 totaled $5,480,348 or 63% compared to $4,389,770 or 64% for the six months ended June 30, 2000. The price of the carbon components contained in the Valves sold in the first half of 2001 decreased 4.5% as compared to the cost of carbon components contained in the Valves sold in the first half of 2000. Based upon the Company’s internal sales projections, the price of the carbon contained in Valves sold in the remainder of 2001 is expected to be approximately the same as in 2000. The Company uses the first-in first-out (“FIFO”) method of accounting for inventory. All of the Valves sold in the second quarter of 2001 were made with carbon purchased in 1998 (under FIFO). The cost of carbon components, after giving effect to volume discounts and inflationary adjustments decreased 4.5% in 1998, rose 3.8% for 1999, and decreased 6.0% in 2000 compared to each previous year, respectively. For 2001 (the first year of the amended supply contract) the Company is paying 17.7% less for carbon components than in 2000.

Gross profit totaled $1,543,034 for the quarter ended June 30, 2001 or 35% of sales, compared to gross profit of $898,462 or 33% of sales for quarter ended June 30, 2000. For the six months ended June 30, 2001 gross profit totaled $3,188,447 or 37% of sales compared to gross profit for the six months ended June 30, 2000 of $2,441,765 or 36% of sales. The average selling price per unit increased in the first half 2001 compared to the first half 2000 and while the average cost per unit sold increased slightly, gross margin was able to increase.

Research, development and engineering expenses totaled $1,090,962 for the quarter ended June 30, 2001 versus $518,657 for the quarter ended June 30, 2000, an increase of 110%. For the six months ended June 30, 2001 research, development and engineering expenses totaled $1,848,876 an increase of 97% over the $939,732 research, development and engineering expense reported for the six months ended June 30, 2000. The major portion of the increase is due to spending on our own carbon manufacturing facility. The focus during the six months ended June 30, 2001 was on training ATS personnel on the new carbon manufacturing equipment, which is currently being installed, and documenting procedures.

Sales and marketing expenses increased dramatically in the quarter ended June 30, 2001 to $1,231,375 compared to $186,101 in the quarter ended June 30, 2000. For the six months ended June 30, 2001 sales and marketing expenses totaled $2,299,087 compared to $407,736 for six months ended June 30, 2000. The addition of 21 sales people and marketing expenses for the launch of the valve in the United States in 2001 were primarily responsible for the increase.

General and administrative expenses totaled $853,609 for the three months ended June 30, 2001, an increase from the $667,307 reported for the three months ended June 30, 2000. For the six months ended June 30, 2001 general and administrative expenses totaled $1,669,287 an increase of 30% over the $1,288,264 general and administrative expense reported for the six months ended June 30, 2000. The Company had 131 employees at June 30, 2001 compared to 89 employees at June 30, 2000. The addition of support personnel in shipping and other administrative functions is one of the major causes of the increase. The Company accrued $115,000 for a management bonus program in the six months ended June 30, 2001. No accrual was made in the six months ended June 30, 2000.

Interest income totaled $285,149 for the quarter ended June 30, 2001 compared to $239,459 for the quarter ended June 30, 2000. Interest income for the six months ended June 30, 2001 totaled $705,723 compared to $360,818 for the six months ended June 30, 2000. The increase in interest income in 2001 was the result of higher average investable cash balances during 2001.

The Company recorded a net loss of $1,347,763 or ($0.06) per share for the quarter ended June 30, 2001 compared to a net loss of $234,144 or ($0.01) per share for the quarter ended June 30, 2000. For six months ended June 30, 2001, the company recorded a net loss of $1,923,080 or ($0.09) per share compared to net income of $166,851 or $0.01 per share for the six months ended June 30, 2000. The increase in R & D spending and the costs associated with the direct sales force are the major factors in the losses for the quarter and six months ended June 30, 2001. The Company needs to increase sales, particularly in the United States, in order to return to profitability in future quarters.

The Company has accumulated approximately $14 million of net operating loss carryforwards for U.S. tax purposes. The Company believes that its ability to fully utilize the existing net operating loss carryforwards will be restricted to approximately $3 million per year. The Company incurred losses in the first and second quarters of 2001 and did not accrue any taxes.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments decreased by $7,197,699 from $31,077,465 at December 31, 2000 to $23,879,766 at June 30, 2001. The Company will continue to use more cash than is generated from operations in 2001, as it invests in the direct sales force, purchases carbon components from Carbomedics and continues to equip and test its carbon manufacturing facility.

During 2001, the Company has contracted to purchase $12.0 million of components in accordance with the terms of its amended long-term supply agreement with Carbomedics, Inc. (the “Supply Agreement”). These purchases under the Supply Agreement are not tied to sales of the Valve and the Company does not expect sales of the Valve to exceed the minimum purchase requirements under the Supply Agreement until at least 2002.

In December 1999, the Company renegotiated its supply agreement with Carbomedics. The Supply Agreement, as amended, provides for significant reductions in the Company’s minimum purchase requirements and unit costs for the years 2001 through 2007. The Company estimates that its minimum purchase requirements under the Supply Agreement from 2002 through 2006 will total approximately $27 million. Under the new carbon agreement entered into in December 1999, the Company has agreed to pay Carbomedics a license fee of $41 million in installments over the next seven years. In addition to granting the Company an exclusive worldwide right and license to use its carbon coating technology to manufacture pyrolytic carbon components for the Valve under this agreement, Carbomedics has agreed to assist the Company in designing, building and commencing operations in its own pyrolytic carbon production facility in Minneapolis, Minnesota.

Accounts receivable increased from $6,581,315 at December 31, 2000 to $7,856,568 at June 30, 2001. The Company’s sales in international markets have been in U.S. dollars. The U.S.dollar has been gaining in exchange value with most international currencies and, in particular, the Euro for nearly three years. The Company’s first response to the pricing pressures created by the falling Euro was to extent payment terms. Days Sales Outstanding in accounts receivable were 175 days at June 30, 2001 compared to 165 days at December 31, 2000.

Current liabilities decreased from $3,828,671 at December 31, 2000 to $2,545,462 at June 30, 2001. The majority of the decrease is in accounts payable and is related to the amount owing to Carbomedics under the Supply Agreement.

Based upon the current rate of sales, the anticipated purchase obligations under the Supply Agreement, the license fee payments under the carbon agreement, the expenses associated with establishing a direct sales force in the United States and other expected expenses, the Company anticipates that cash and marketable securities on hand at June 30, 2001 should meet its requirements through at least 2002. Depending on the rate of increase in sales the Company may need additional capital and if it does, the Company cannot be certain that additional capital will be available or that, if available, it will be on terms favorable to the Company.

The Company does not use derivatives and therefore does not face market risk from currency or interest rate changes on these types of instruments. If we were required to finance future operations with debt we would have exposure to increases in interest rates on borrowings.

The Single European Currency

A significant portion of the Company’s sales occur in Europe. The Company sells to all of its customers in U.S. dollars. The Company’s selling prices are similar to most of its European distributors and therefore should not cause significant disruption whether in dollars or euros. From its introduction in January 1999, the rate of exchange for the Euro versus the U.S. dollar declined by as much as 34%. Several of the Company’s European distributors were unable to increase their local currency selling price for the Valve, and, as a result, they informed us that their profits were being squeezed. Europe is a very important market for the Company. Disruption or loss of a portion of the European business could have a material and adverse impact on the Company’s financial position.

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their business, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. ATS Medical, Inc. desires to take advantage of the safe harbor provisions with respect to any forward-looking statements it may make in this filing, other filings with the Securities and Exchange Commission and any public oral statements or written releases. The words or phrases “will likely,” “is expected,” “will continue,” “is anticipated,” “estimate,” “projected,” “forecast,” or similar expressions are intended to identify forward-looking statements within the meaning of the Act. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

In accordance with the Act, the Company identifies the following important general factors which if altered from the current status could cause the Company’s actual results to differ from those described in any forward-looking statements: the continued acceptance of the Company’s mechanical heart Valve in international markets, the rate of increase of acceptance of the Valve in the United States, the Company’s ability to recruit, hire and manage a direct sales force in the United States, the continued performance of the Company’s mechanical heart valve without structural failure, the actions of the Company’s competitors including pricing changes and new product introductions, the continued performance of the Company’s independent distributors in selling the Valve, the risk of product returns in connection with distributor terminations, the actions of the Company’s supplier of pyrolytic carbon components for the Valve and difficulties the Company may encounter establishing and operating their own pyrolytic carbon manufacturing capability. This list is not exhaustive, and the Company may supplement this list in filings with the Securities and Exchange Commission (e.g., Exhibit 99 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000) or in connection with the making of any specific forward-looking statement.

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
The annual meeting of Shareholders of the Company was held on May 1, 2001 at which time (i) five nominees were elected to the Board of Directors for one-year terms, (ii) the appointment of Ernst & Young LLP as the independent auditors of the Company was approved. Proxies for the Company were solicited pursuant to Section 14(a) of the Securities Exchange act of 1934, as amended, and there was no solicitation in opposition to management’s solicitations. All nominees for directors as listed in the proxy statement were elected. The voting results were as follows:

	For	Against	Withheld	Broker Non-Votes
Election of Directors:
Manuel A. Villafana	14,727,843	0	3,459,374	0
Richard W. Kramp	15,244,450	0	2,942,767	0
Charles F. Cuddihy, Jr.	18,150,798	0	36,419	0
David L. Boehnen	18,151,486	0	35,731	0
A. Jay Graf	18,151,425	0	35,792	0

Approval of Independent
Auditors	17,181,544	997,186	8,487	0

Item 5.	Other Information None

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 30, 2001	ATS MEDICAL, INC.

By: /s/ John H. Jungbauer
John H. Jungbauer, Vice President/CFO
(Principal Financial Officer and
Authorized Signatory)