Form 10-Q
period 2001-09-30
ATS MEDICAL INC
filed 2001-11-14
CIK 824068

===============================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

       X      Quarterly report pursuant to Section 13 or 15(d) of the
       -                  Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
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

                                  Yes  X    No
                                     -----     -----

         The number of shares outstanding of each of the registrant's classes of common stock as of October 31, 2001 was:

    Common Stock $.01 par value                           22,203,940 shares


===============================================================================

                                ATS MEDICAL, INC.

                                      INDEX

PART I.     FINANCIAL INFORMATION                                     PAGE

Item 1.     Statements of Financial Position -                          3
            September 30, 2001 (unaudited) and
            December 31, 2000

            Statements of Operations -                                  4
            Three and Nine Months Ended September 30, 2001 and
            2000 (unaudited)

            Statements of Cash Flows -                                  5
            Nine Months Ended September 30, 2001 and
            2000 (unaudited)


            Notes to Financial Statements                               6

Item 2.     Management's Discussion and Analysis of                     7
            Financial Condition and Results of Operations

Item 3.     Quantitative and Qualitative Disclosures About             12
            Market Risk

PART II.    OTHER INFORMATION                                          13

            Signatures                                                 14

ATS MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION



                                                                  SEPTEMBER 30,       DECEMBER 31,
                                                                      2001               2000
                                                              ------------------    -----------------
ASSETS                                                             (Unaudited)           (Note)
Current assets:
   Cash and cash equivalents                                     $ 7,700,766          $ 14,804,195
   Short-term investments                                         12,278,636            16,273,270
                                                                 -----------          ------------
                                                                  19,979,402            31,077,465
   Accounts receivable, less allowance of $440,000
      in 2001 and $425,000 in 2000                                 7,172,416             6,581,315
   Inventories                                                    54,803,653            51,488,128
   Prepaid expenses                                                  314,768               615,680
                                                                 -----------          ------------
Total current assets                                              82,270,239            89,762,588
Furniture, machinery and equipment, net                            6,809,502             4,167,326

Other assets                                                       8,435,925             8,423,862
                                                                 -----------          ------------
Total assets                                                     $97,515,666          $102,353,776
                                                                 ===========          ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                              $ 2,212,200          $  3,484,674
   Accrued payroll and expenses                                      601,011               343,997
                                                                 -----------          ------------
Total current liabilities                                          2,813,211             3,828,671

Long-term debt                                                             0                     0

Shareholders' equity:
   Common Stock, $.01 par value:
      Authorized 40,000,000 shares; Issued and
      outstanding 22,183,270 and 22,097,501 shares at
      Sept 30, 2001 and Dec 31, 2000, respectively                   221,833               220,975
   Additional paid-in capital                                    111,287,851           110,813,969
   Accumulated deficit                                           (16,807,229)          (12,509,839)
                                                                 -----------          ------------
Total shareholders' equity                                        94,702,455            98,525,105
                                                                 -----------          ------------
Total liabilities and shareholders' equity                       $97,515,666          $102,353,776
                                                                 ===========          ============

Note: The balance sheet at December 31, 2000 has been derived from the audited financial Statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

ATS MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)


                                                      Three months ended September 30,       Nine months ended September 30,
                                                    -----------------------------------  -------------------------------------
                                                           2001              2000              2001                2000
                                                    -------------------  --------------  -----------------   -----------------

Net sales                                                 $  3,744,095    $  3,707,529       $ 12,412,890         $10,539,064
Less cost of goods sold                                      3,252,971       2,432,834          8,733,319           6,822,605
                                                          ------------    ------------       ------------         -----------
Gross profit                                                   491,124       1,274,695          3,679,571           3,716,459

Expenses:
  Research, development and engineering                      1,102,737         500,592          2,951,613           1,440,324
  Sales and marketing                                        1,304,415         208,226          3,603,502             615,962
  General and administrative                                   658,085         900,816          2,327,372           2,189,080
                                                          ------------    ------------       ------------         -----------
Total expenses                                               3,065,237       1,609,634          8,882,487           4,245,366
                                                          ------------    ------------       ------------         -----------
Operating loss                                              (2,574,113)       (334,939)        (5,202,916)           (528,907)

Interest income                                                199,803         542,666            905,526             903,485
                                                          ------------    ------------       ------------         -----------
Net income (loss)                                          ($2,374,310)   $    207,727        ($4,297,390)        $   374,578
                                                          ============    ============       ============         ===========

Net income (loss) per share:
    Basic                                                       ($0.11)          $0.01             ($0.19)               $0.02
    Diluted                                                     ($0.11)          $0.01             ($0.19)               $0.02

Weighted average number of shares outstanding:
    Basic                                                   22,179,009      21,070,721         22,145,413          19,350,934
    Diluted                                                 22,179,009      22,080,987         22,145,413          20,146,751


ATS MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)


                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                -------------------------------
                                                                     2001             2000
                                                                ------------      -------------
OPERATING ACTIVITIES
Net income (loss)                                                $(4,297,390)         $374,578
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
    Depreciation                                                     504,887           211,613
    Loss on disposal of equipment                                     11,307                 0
    Changes in operating assets and liabilities:
        Accounts receivable                                         (591,101)          801,980
        Prepaid expenses                                             300,912           176,068
        Other assets                                                 (12,063)          (13,128)
        Inventories                                               (3,315,525)       (9,704,054)
        Accounts payable and accrued expenses                     (1,015,460)          257,872
                                                                 -----------       -----------
Net cash used in operating activities                             (8,414,433)       (7,895,071)

INVESTING ACTIVITIES
Purchase of short-term investments                               (16,691,055)      (23,078,613)
Sale of short-term investments                                    20,685,689         7,472,905
Purchases of furniture, machinery and equipment                   (3,158,370)         (650,532)
                                                                 -----------       -----------
Net cash provided by (used in) investing activities                  836,264       (16,256,240)

FINANCING ACTIVITIES
Net proceeds from sale of common stock                               474,740        38,907,388
                                                                 -----------       -----------
Net cash provided by financing activities                            474,740        38,907,388

Effect of exchange rate changes on cash                                    0           (43,494)
                                                                 -----------       -----------
Increase (decrease) in cash and cash equivalents                  (7,103,429)       14,712,583
Cash and cash equivalents at beginning of period                  14,804,195         4,030,641
                                                                 -----------       -----------
Cash and cash equivalents at end of period                       $ 7,700,766       $18,743,224
                                                                 ===========       ===========


See notes to condensed financial statements.

ATS MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2001


Note A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We manufacture and market a mechanical bileaflet heart valve with a unique pivot design. Our heart valve is used to treat heart valve failure caused by the natural aging process, rheumatic heart disease and congenital defects. On October 13, 2000, the FDA approved our Pre-Market Approval (PMA) application to sell the ATS heart valve in the United States. We have received regulatory approvals to market the ATS heart valve in several international markets, principally Europe, Japan and Australia.

We commenced selling the ATS heart valve in international markets in 1992. We sell the valve to independent distributors with assigned territories (generally a specific country or region) who in turn sell the valve to hospitals or clinics. Sales to our international distributors are denominated in U.S. dollars so currency risk is borne by the distributor; however, as the dollar increases in value relative to the distributor's local currency, the cost of the valve increases for the distributor even though ATS does not change the selling price. Since receiving FDA approval to market the ATS heart valve in the United States, we have hired a direct sales force to sell the ATS heart valve in the United States.

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

Results of Operations

Net sales for the quarter ended September 30, 2001 increased 1% to $3,744,095 compared to $3,707,529 for the quarter ended September 30, 2000, which represented a gain of 585% in sales dollars in the United States, and a 17% decrease in international sales. The large increase in the United States sales is due to our receipt of FDA approval in October 2000. In the nine months ended September 30, 2000, our sales in the U.S. were only to centers participating in our clinical study of the valve. In the nine months ended September 30, 2001 we were able to sell to any U.S. hospital. U.S. sales for the quarter ended September 30, 2001 increased 29% over U.S. sales for the quarter ended June 30, 2001. Unit sales for the quarter ended September 30, 2001 declined by 8% compared to quarter ended September 30, 2000. During the quarter ended

September 30, 2001 the euro continued to trade at low levels in exchange value against the U.S. dollar.

Net sales for the nine months ended September 30, 2001 totaled $12,412,890 compared to $10,539,064 for the nine months ended September 30, 2000, an increase of 18%. Unit sales for the nine months ended September 30, 2001 increased by 10% compared to the nine months ended September 30, 2000. The average selling price of the ATS valve increased approximately 10% for the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000 and increased approximately 8% for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. In the U.S. market, ATS reports the selling price to the hospital. In non-U.S. markets, ATS reports the selling price to the distributor. As U.S. sales increase as a percentage of overall sales, the overall average selling price may increase, even though the average selling prices in some international markets may be steady or declining. Hospital administrators continue to apply pressure for lower prices, and the willingness of competitors to reduce prices will continue to put pressure on revenue growth and margins.

In the United States, we have established a direct sales force to sell the valve. Valves are consigned to hospitals desiring to use the ATS valve and a sale is recorded once the valve is implanted. We had 19 sales people and three regional managers located in the United States at September 30, 2001. The launch of a product of critical importance to patients such as a heart valve is an ongoing process. The "sales cycle" for new accounts can take from one to three months. We feel we have a superior product, however our competitors have larger sales staffs and greater financial resources so they are currently able to reach more potential customers. The rate at which we open new accounts and realize new implants is difficult to forecast from quarter to quarter.

Cost of sales for the three months ended September 30, 2001 totaled $3,252,971 or 87% of sales compared to $2,432,834 or 66% of sales for the three months ended September 30, 2000. Cost of sales for the nine months ended September 30, 2001 totaled $8,733,319 or 70% of sales compared to $6,822,605 or 65% of sales for the nine months ended September 30, 2000. During the quarter ended September 30, 2001, ATS recognized a $1,000,000 charge to cost of goods sold in its statement of operations to write a portion of its inventories down to the lower of cost or market for units to be sold in certain price sensitive markets. ATS uses the first-in first-out ("FIFO") method of accounting for inventory. All of our valves sold in the third quarter of 2001 were made with carbon purchased in 1998 (under FIFO).

Gross profit totaled $491,124 for the quarter ended September 30, 2001 or 13% of sales, compared to gross profit of $1,274,695 or 34% of sales for quarter ended September 30, 2000. For the nine months ended September 30, 2001 gross profit totaled $3,679,571 or 30% of sales compared to gross profit for the nine months ended September 30, 2000 of $3,716,459 or 35% of sales. The average selling price per unit increased in the first nine months of 2001 compared to the first nine months of 2000 and while the average cost per unit sold increased slightly, gross margin was able to increase, before reflecting the charge for the lower of cost or market adjustment.

Research, development and engineering expenses totaled $1,102,737 for the quarter ended September 30, 2001 versus $500,592 for the quarter ended September 30, 2000, an increase of

120%. For the nine months ended September 30, 2001 research, development and engineering expenses totaled $2,951,613 an increase of 105% over the $1,440,324 research, development and engineering expense reported for the nine months ended September 30, 2000. Most of the increase is due to spending on our own carbon manufacturing facility. Our focus during the nine months ended September 30, 2001 was making qualification and verification coating runs, training ATS personnel on the new carbon manufacturing equipment installed during the period, and documenting procedures.

Sales and marketing expenses increased as expected in the quarter ended September 30, 2001 to $1,304,415 compared to $208,226 in the quarter ended September 30, 2000. For the nine months ended September 30, 2001 sales and marketing expenses totaled $3,603,502 compared to $615,962 for nine months ended September 30, 2000. The addition of 22 sales people and increased marketing expenses for the launch of the ATS valve in the United States in 2001 were primarily responsible for the change.

General and administrative expenses totaled $658,085 for the three months ended September 30, 2001, a decrease from the $900,816 reported for the three months ended September 30, 2000. The decrease was due in part to the reversal of an accrual in the amount of $115,000 for a management bonus program in the three months ended September 30, 2001. For the nine months ended September 30, 2001 general and administrative expenses totaled $2,327,372, an increase of 6% over the $2,189,080 general and administrative expense reported for the nine months ended September 30, 2000. We had 122 employees at September 30, 2001 compared to 92 employees at September 30, 2000. The addition of support personnel in shipping and other administrative functions is one of the major causes of the increase.

Interest income totaled $199,803 for the quarter ended September 30, 2001 compared to $542,666 for the quarter ended September 30, 2000. Interest income for the nine months ended September 30, 2001 totaled $905,526 compared to $903,485 for the nine months ended September 30, 2000. The decrease in interest income in the third quarter of 2001 was the result of lower average investable cash balances during the third quarter of 2001 and lower interest rates.

ATS recorded a net loss of $2,374,310 or ($0.11) per share for the quarter ended September 30, 2001 compared to net income of $207,727 or $0.01 per share for the quarter ended September 30, 2000. For the nine months ended September 30, 2001, ATS recorded a net loss of $4,297,390 or ($0.19) per share compared to net income of $374,578 or $0.02 per share for the nine months ended September 30, 2000. The increase in research and development spending and the costs associated with the direct sales force are the major factors in the losses for the quarter and nine months ended September 30, 2001. We are working to increase sales, particularly in the United States, in order to return to profitability in future quarters. Also, in an effort to improve our financial performance, we are taking steps to reduce expenses, including reducing excess product capacity. Unless sales increase, we may make further production capacity reductions.

ATS has accumulated approximately $16.5 million of net operating loss carryforwards for U.S. tax purposes. ATS believes that its ability to fully utilize the existing net operating loss carryforwards will be restricted to approximately $3 million per year. ATS incurred losses in the first three quarters of 2001 and did not accrue any tax benefits for such losses.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments decreased by $11,098,063 from $31,077,465 at December 31, 2000 to $19,979,402 at September 30, 2001. ATS will continue to use more cash than is generated from operations in 2001, as it expands its direct sales force, purchases carbon components from Carbomedics and continues to equip, test and qualify its carbon manufacturing facility.

During 2001, ATS contracted to purchase $12.0 million of components in accordance with the terms of its amended long-term supply agreement with Carbomedics (the "Supply Agreement"). These purchases under the Supply Agreement are not tied to sales of the ATS valve. We do not expect sales of the valve to exceed the minimum purchase requirements under the Supply Agreement through 2002.

In December 1999, ATS renegotiated its Supply Agreement with Carbomedics. The Supply Agreement, as amended, provides for significant reductions in our minimum purchase requirements and unit costs for the years 2001 through 2006. ATS estimates that its minimum purchase requirements under the Supply Agreement from 2002 through 2006 will total approximately $27 million. Under the new carbon agreement entered into in December 1999, ATS agreed to pay Carbomedics a license fee of $41 million in installments over the next seven years. In addition to granting ATS an exclusive worldwide right and license to use its carbon coating technology to manufacture pyrolytic carbon components for the valve under this agreement, Carbomedics agreed to assist ATS in designing, building and commencing operations in its own pyrolytic carbon production facility in Minneapolis, Minnesota.

Accounts receivable increased from $6,581,315 at December 31, 2000 to $7,172,416 at September 30, 2001. Our sales in international markets have been in U.S. dollars. The U.S. dollar has been gaining in exchange value with most international currencies and, in particular, the Euro for nearly three years. Days Sales Outstanding in accounts receivable were 159 days at September 30, 2001 compared to 165 days at December 31, 2000.

Current liabilities decreased from $3,828,671 at December 31, 2000 to $2,813,211 at September 30, 2001. The majority of the decrease is in accounts payable and is related to the amount owing to Carbomedics under the Supply Agreement.

Based upon the current rate of sales, the anticipated purchase obligations under the Supply Agreement, the license fee payments under the carbon agreement, the expenses associated with establishing a direct sales force in the United States and other expected expenses, ATS anticipates that cash and marketable securities on hand at September 30, 2001 should meet its requirements through 2002. Depending on the rate of increase in sales, ATS may need additional capital, and if it does, ATS cannot be certain that additional capital will be available or that, if available, it will be on terms favorable to ATS.

ATS does not use derivatives and therefore does not face market risk from currency or interest rate changes on these types of instruments. If we were required to finance future operations with debt we would have exposure to increases in interest rates on borrowings.

THE SINGLE EUROPEAN CURRENCY

A significant portion of our sales occur in Europe. We sell to all of our customers in U.S. dollars. Our selling prices are similar to most of its European distributors and therefore should not cause significant disruption whether in dollars or euros. From its introduction in January 1999, the rate of exchange for the Euro versus the U.S. dollar declined by as much as 34%. Several of our European distributors were unable to increase their local currency selling price for the valve, and, as a result, they informed us that their profits were being squeezed. Europe is a very important market for us. Disruption or loss of a portion of the European business could have a material and adverse impact on our financial position.

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their business, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. ATS desires to take advantage of the safe harbor provisions with respect to any forward-looking statements it may make in this filing, other filings with the Securities and Exchange Commission and any public oral statements or written releases. The words or phrases "will likely," "is expected," "will continue," "is anticipated," "estimate," "projected," "forecast," or similar expressions are intended to identify forward-looking statements within the meaning of the Act. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. ATS cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

In accordance with the Act, ATS identifies the following important general factors which if altered from the current status could cause our actual results to differ from those described in any forward-looking statements: the continued acceptance of our mechanical heart valve in international markets, the rate of increase of acceptance of the valve in the United States, our ability to recruit, hire and manage a direct sales force in the United States, the continued performance of our mechanical heart valve without structural failure, the actions of our competitors including pricing changes and new product introductions, the continued performance of our independent distributors in selling the valve, the risk of product returns in connection with distributor terminations, the actions of our supplier of pyrolytic carbon components for the valve and difficulties we may encounter establishing and operating our own pyrolytic carbon manufacturing capability. This list is not exhaustive, and we may supplement this list in filings with the Securities and Exchange Commission (e.g., Exhibit 99 to ATS' Annual Report on Form 10-K for the year ended December 31, 2000) or in connection with the making of any specific forward-looking statement.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may have market risk. This means that a change in prevailing interest rates may cause the fair market value of the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. The average duration of all of our investments has generally been less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments.

We do not use derivatives and therefore does not face market risk from currency or interest rate changes on these types of instruments.

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


Date:    November 13 2001         ATS MEDICAL, INC.


                                  By:  /s/ John H. Jungbauer
                                       -------------------------------------
                                       John H. Jungbauer, Vice President/CFO
                                       (Principal Financial Officer and
                                       Authorized Signatory)