Form 10-K
period 2001-12-31
ATS MEDICAL INC
filed 2002-03-26
CIK 824068

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-K

            |X| Annual report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
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

                                 Yes |X| No | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

      The aggregate market value of voting stock held by nonaffiliates of the registrant as of March 18, 2002, was approximately $39,568,996 (based on the last sale price of such stock as reported by the NASDAQ National Market).

      The number of shares outstanding of each of the registrant's classes of common stock as of March 18, 2002, was:

         Common Stock, $.01 par value            22,229,773 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

      Pursuant to General Instruction G, the responses to Items 5, 6, 7, and 8 of Part II of this report are incorporated by reference to certain information contained in the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2001 and the responses to Items 10, 11, 12 and 13 of Part III of this report are incorporated herein by reference to certain information contained in the Registrant's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders to be held on May 2, 2002.

                                ATS MEDICAL, INC.
                                 2001 FORM 10-K

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

ATS Medical, Inc. is a Minnesota corporation founded by Manuel A. Villafana in June, 1987. We manufacture and market a mechanical bileaflet heart valve with a unique open pivot design. Our valve is used to treat heart valve failure caused by the natural aging process, rheumatic heart disease, prosthetic valve failure and congenital defects. Our Chairman and founder, Manuel Villafana, led ATS in the development of a valve designed to achieve a significant advancement in mechanical heart valve technology. Mechanical heart valves have been in use since the early 1960s. In 1976, Mr. Villafana founded St. Jude Medical, Inc. to develop a bileaflet mechanical heart valve that has become the world's most frequently implanted prosthetic heart valve and is currently the industry standard. The U.S. market for replacement heart valves in 2001 was estimated to be over $335 million.

The ATS heart valve is designed to "advance the standard" among mechanical heart valves by incorporating a pivot consisting of protruding spheres upon which the leaflets of the valve pivot to open and close. This unique open pivot has been designed to eliminate the cavity associated with the pivot of other bileaflet valves and to improve the ability of the blood to flow through the valve without forming clots. We began selling the ATS heart valve in international markets in 1992. In October 2000, we received FDA approval to sell the ATS heart valve in the United States and since that time we have been actively seeking to introduce the ATS heart valve in the U.S. market.

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

We estimate that the total heart valve market in the U.S. in 2001 was approximately $335 million. We estimate that approximately 75,000 heart valve replacement surgeries were conducted in the United States in 2000. Of the total number of heart valve replacement surgeries, approximately 41,000, or 55%, involved mechanical heart valves and approximately 34,000, or 45%, involved tissue heart valves.

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

      LOW PROFILE DESIGN. The ATS heart valve has a low profile design. The profile of a mechanical heart valve refers to the extension of the orifice and leaflets above and below the natural tissue anulus, or location of the natural heart valve. The inflow side of the orifice of the ATS heart valve is flat, unlike the most widely used cavity pivot valve which has upward protrusions on the orifice to house the cavity.

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

      EASE OF IMPLANT. Our product has been designed for ease of use by the heart surgeon. The low profile of the ATS heart valve is intended to minimize implant complications. Leaflets that extend significantly below the natural tissue anulus in the mitral position may obstruct blood outflow or interfere with the septum or other parts of the heart. Protrusions on the inflow side of the anulus in the aortic position may snag sutures used to attach the mechanical valve to the heart. In addition, because the orifice can be rotated, the surgeon can optimize valve orientation by adjusting the position of the leaflets after the ATS heart valve has been sutured in the natural anatomical position in the patient's heart. Suturing the ATS heart valve into the heart is made easier by reducing the number of layers of polyester material in the aortic and mitral cuffs and by adding the surgical felt ring in the sewing cuff, thereby easing the passage of the suture needle through the sewing cuff. The packaging and accessories of the ATS heart valve also are designed to facilitate the implant procedure by including all of the required items pre-assembled in a sterilized dual barrier container.

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

CLINICAL RESULTS AND REGULATORY STATUS

On October 13, 2000, the FDA approved our pre-market approval or PMA application to sell the ATS heart valve in the United States.

In May 1992, we began to sell the ATS heart valve in Switzerland, Germany, Belgium and the United Kingdom. We received ISO 9001 certification in April 1994 and European Regulatory Approval ("CE") for the ATS heart valve in March 1995. The ISO 9001 certification signifies that our procedures and manufacturing facilities comply with international standards for quality assurance. The CE mark denotes conformity with European standards for safety and allows certified devices to be sold in all European Union countries. By the end of 1995, the ATS heart valve was available in most European countries. We received approval to begin commercial sales in Japan in June 1996 and in Australia in September 1998. We have obtained regulatory approvals in other countries where required. As of December 31, 2001, the ATS heart valve was available for sale in approximately 40 countries worldwide, including in the United States.

In 1997, we introduced an aortic valved graft. The aortic valved graft consists of an ATS heart valve connected to a collagen-impregnated vascular graft. It is used in cases where the aortic valve and a portion of the ascending aorta must be replaced. We expect FDA approval of this product in the fourth quarter of 2002.

Research, development and engineering expenses totaled $3,905,556 in 2001, $1,911,815 in 2000 and $1,306,531 in 1999.

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

We market the ATS valve in the United States through a 15-20 person direct sales force divided into four regions. Of the approximately 900 open heart centers, we focus our sales and marketing efforts on the top 30% of these centers and where the percentage of mechanical valve implants is high relative to tissue valve implants.

We operate in one segment, the sale of a bileaflet mechanical heart valve. In each of the last three years, we derived the following percentages of our net sales from the geographic regions listed in the table below. See Note 10 under the Notes to Consolidated Financial Statements in Item 8 herein.

                                          SALES AS A PERCENTAGE OF TOTAL REVENUE
                                          --------------------------------------
                                             2001         2000         1999
                                             ----         ----         ----
      Europe                                   36%          46%          59%
      Asia Pacific                             34           34           25
      North America                            19            4            5
      Emerging Markets                         11           16           11

At December 31, 2001, we had contracts with 25 independent distributors covering 29 countries outside the United States. Sales to our top three distributors represented over 42% of our total sales for each of the past three years. The table below sets forth the sales to our top three independent distributors. See
Note 10 under the Notes to Consolidated Financial Statements in Item 8 herein.

                                          SALES AS A PERCENTAGE OF TOTAL REVENUE
                                          --------------------------------------
                                             2001           2000           1999
                                             ----           ----           ----
      Century Medical, Inc.                  23.6%          19.2%          18.6%
      Gemetron GmbH & Co. KG                 10.3           12.9           16.2
      Advanced Biomedical Pty. Ltd.            --           11.9             --
      Medi-Service                             --             --           14.7

Each of our independent distributors has the exclusive right to sell the ATS heart valve within a defined territory. These distributors also market other medical products, although they have agreed not to sell other mechanical heart valves. Most of our distributor agreements establish quotas for sales of the ATS heart valve in the distributor's territory. Under most of the distributor agreements, we may, at our option, terminate the agreement upon the departure of certain key employees of the distributor or if our company experiences a change in control. We sell the ATS heart valve to each distributor F.O.B. Minneapolis, Minnesota. Sales to international distributors are denominated in U.S. dollars. We allow the return of unused valves as long as the valve packaging has not been opened and the sterilization date has not expired. Returns requiring reimbursement are insignificant (less than 1% sales).

Our sales, marketing and customer service personnel provide support to our independent distributors. Our marketing efforts include displaying the ATS heart valve at major international, national and regional medical meetings attended by cardiovascular surgeons, journal advertisements and by direct mail programs. We also distribute product brochures and product information bulletins and conduct product training sessions.

RELATIONSHIP WITH SULZER CARBOMEDICS

Sulzer Carbomedics ("Carbomedics") developed the basic design from which the ATS heart valve evolved. Carbomedics is the largest and most experienced manufacturer of pyrolytic carbon components used in mechanical heart valves. Carbomedics has also designed and patented numerous mechanical valves. Carbomedics offered to license a patented and partially developed valve to us if we would complete the development of the valve and agree to purchase carbon components from Carbomedics. Since 1990, Carbomedics has been our sole source of the carbon components used in our valve and the licensor of certain technology relating to our product. In December 1999 we restructured our contractual relationships with

Carbomedics to lower our cost of carbon components and to begin the technology transfer which will enable us to manufacture those components ourselves.

We have three agreements with Carbomedics: a license agreement and a long-term carbon supply agreement entered into in September 1990, and a carbon technology agreement entered into in December 1999. Under the terms of the license agreement with Carbomedics, we hold an exclusive, royalty-free, worldwide license to an open pivot, bileaflet mechanical heart valve design from which the ATS heart valve has evolved. The license agreement does not include the right to manufacture the pyrolytic carbon components of the ATS heart valve, except that if Carbomedics were unable to produce the components, we would have the right and license to make the components or have them made for us. After making certain design changes in the valve, we finalized the design of the ATS heart valve and filed and received our own U.S. patent covering the design of the ATS valve. The design modifications and the resulting U.S. patent covering the new design are the exclusive property of ATS.

The supply agreement, as amended in November 2000, runs through the end of 2007 and requires us to purchase a minimum number of valve components each year thru 2006. We have currently satisfied all of our purchase obligations under the supply agreement. We are obligated to purchase $8.3 million of heart valve components from Carbomedics in 2002. After 2002, the number of valve components that we are obligated to purchase under the supply agreement will decrease substantially as compared to prior years under the agreement, and the price is subject to a yearly price adjustment for changes in the U.S. Department of Labor Employment Cost Index.

In December 1999, we entered into a carbon technology agreement with Carbomedics under which we obtained an exclusive, worldwide right and license to use Carbomedics' pyrolytic carbon technology to manufacture components for the ATS heart valve, and a non-exclusive worldwide right and license to use the technology to produce pyrolytic carbon components for other devices and manufacturers, including, after 2008, for other heart valve manufacturers. Under the agreement Carbomedics also agreed to assist us in designing, building, equipping, qualifying and commencing operations in a pyrolytic carbon component production facility in Minneapolis, Minnesota. In return, we have agreed to pay Carbomedics a license fee totaling $41 million in eight installments over seven years, contingent on attainment of specific milestones. Through December 31, 2001, we have made three of the installment payments totaling $13 million.

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

We have established a facility for manufacturing pyrolytic carbon components under the Carbomedics technology agreement. We are currently in the process of performing the qualification and certification necessary to operate this facility. We have leased a 22,900 square-foot area of a building which is currently equipped to produce 10,000 valve sets per year. We anticipate that this facility will not be operational until 2003. We have completed the following steps required to start the facility operations:

      -     outfitting the building

      -     purchasing and installing manufacturing equipment

      -     performing equipment operational qualifications

      -     training technical and production personnel

      -     conducting pilot production runs

The next steps to begin manufacturing operations are as follows:

      - demonstrating compliance with FDA, ISO and other international good manufacturing practices and quality system regulations

      -     scaling up production

Under the terms of our agreement with Carbomedics, we may also elect to have Carbomedics train our personnel how to machine graphite parts, and teach us how to fabricate our own tooling. We have not yet determined whether we will develop these capabilities internally or contract these steps out to third party vendors. In the event we decide to go to third party vendors, then under the agreement Carbomedics will provide the machining and tool fabrication know-how to the vendor. Carbomedics will also qualify the vendor using their current specifications. We currently have in inventory enough carbon components to satisfy our projected requirements for over two years. In addition, we are obligated to continue to buy some valve components from Carbomedics under the supply agreement through 2006.

COMPETITION

The prosthetic heart valve market is highly competitive with one dominant company, St. Jude Medical, Inc. In 2001, according to industry estimates, St. Jude Medical supplied approximately 62% of the mechanical heart valves sold worldwide. Other companies that sell mechanical valves include Medtronic, Inc., Carbomedics, Edwards Lifesciences, Sorin Biomedica sPa, Medical CV and Medical Carbon Research, Inc. St. Jude Medical, Medtronic, Edward Lifesciences, Sorin Biomedica and CryoLife also sell tissue valves. Many of our competitors have greater financial, manufacturing, and marketing resources than we have.

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

We claim trademark protection on ATS Medical(TM) and ATS Open Pivot(R).

GOVERNMENT REGULATION

Our ATS heart valve is regulated in the United States as a medical device by the FDA under the Federal Food, Drug and Cosmetic Act, or FD&C Act. Under the FD&C Act, the FDA regulates the research, testing, manufacturing, safety, labeling, storage, record keeping, advertising and distribution of medical devices. The FDA classifies our ATS heart valve as a Class III device, which is subject to the highest level of controls. Noncompliance with applicable regulations can result in withdrawal of prior approvals, total or partial suspension of production, fines, injunctions, recall of products, civil penalties and criminal prosecution.

The FDA approved our PMA Application on October 13, 2000. The approval included five mitral valve sizes (26, 28, 29, 31, and 33mm) and ten aortic valve sizes (18, 20, 21, 23, 24, 25, 26, 27, 28, and 29mm). A PMA supplement for four additional sizes (16 and 19mm aortic and 24 and 27mm mitral sizes) was approved on May 10, 2001. A PMA supplement for our aortic valved graft was submitted on September 21, 2001 and approval is expected in the second half of 2002.

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

EMPLOYEES

As of January 1, 2002, we had 84 full-time and 5 part-time employees, of whom 13 were engaged in regulatory affairs and quality assurance, 31 in production and 19 in administrative and purchasing and 26 in sales and marketing activities.

ITEM 2. PROPERTIES

We lease approximately 56,000 square feet of space in two buildings in a suburb of Minneapolis, Minnesota. The lease covering approximately 33,000 square feet expires on December 31, 2003 and it is used for administrative, production and engineering purposes. The lease on the other 23,000 square feet expires July 31, 2008 and is used for carbon manufacturing. We believe that these facilities are adequate for our current needs.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are as follows:


Name                                        Age       Position
----                                        ---       --------
Richard W. Kramp                             56       Chief Executive Officer, President, and Director
Russell W. Felkey                            51       Executive Vice President of Regulatory Affairs and Secretary
John H. Jungbauer                            52       Vice President, Treasurer and Chief Financial Officer
Frank R. Santiago                            50       Vice President, Sales and Marketing

RICHARD W. KRAMP is our President, Chief Executive Officer and a Director. Mr. Kramp is responsible for overseeing the development of and managing the new pyrolytic carbon manufacturing facility. Mr. Kramp was promoted to President and Chief Executive Officer of the Company effective January 1, 2002. Before that time, he was Chief Operating Officer and a Director of the Company since March 1988. Prior to joining us, Mr. Kramp was Vice President of Sales and Marketing for St. Jude Medical, Inc., where Mr. Kramp served in a variety of sales and marketing capacities from 1978 to 1988. From 1976 through 1978, Mr. Kramp served as Illinois Sales Manager for Life Instruments, a distributor of cardiovascular products. From 1972 to 1976, Mr. Kramp was the Senior Design Engineer and then Supervisor of Electrical Design for Cardiac Pacemakers, Inc., where he designed the first lithium powered demand pacemaker, for which he received a U.S. patent.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The information contained under the heading "Common Stock Information" on page 10 of the Company's Annual Report to Shareholder's for the year ended December 31, 2001 (the "Annual Report to Shareholders") is incorporated herein by reference.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See Part I of this Report. Pursuant to General Instruction G(3), reference is made to information contained under the heading "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 2002, which information is incorporated herein.

ITEM 11. EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3), reference is made to information contained under the heading "Executive Compensation" and "Compensation of Directors" in the Company's definitive proxy statement for its 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 2002, which information is incorporated herein, excluding the "Report of the Compensation Committee Concerning Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to General Instruction G(3), reference is made to information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in the Company's definitive proxy statement for its 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 2002, which information is incorporated herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   1. FINANCIAL STATEMENTS

Report of Independent Auditors.

Consolidated Statements of Financial Position at December 31, 2001 and 2000.

Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999.

Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999.

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

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

10.3**            Agreement between the Company and Manuel A. Villafana dated
                  September 11, 2001.

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

10.19             Form of Distributor Agreement (Incorporated by reference to
                  Exhibit 10.22 to the 1994 Form 10-K).

10.20** Form of Agreement between ATS Medical, Inc. and each officer dated June 30, 1995, concerning severance benefits upon a change in control (Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1995 (the "1995 Form 10-K")).

10.21**           ATS Medical, Inc. Change in Control Severance Pay Plan
                  (Incorporated by reference to Exhibit 10.24 to the 1995 Form
                  10-K).

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

10.26** 1998 Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10.25 to the 1998 Form 10-K).

10.27*            Carbon Agreement by and between Sulzer Carbomedics, Inc. and
                  ATS Medical, Inc., dated December 29, 1999 (confidential treatment granted) (Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, January
                  13, 2000, File No. 000-18602).

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

10.32             Amendment No. 8 to Lease Agreement between the Company and St.
                  Paul Properties, Inc., dated December 14, 2000 (Incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000
                  Form 10-K")).

10.33*            Amendment 8 to OEM Supply Contract by and between Sulzer
                  Carbomedics, Inc. and ATS Medical, Inc., dated November 3,
                  2000 (confidential treatment granted) (Incorporated by reference to Exhibit 10.33 to the 2000 Form 10-K).

10.34             Amendment No. 1 to Lease Agreement between the Company and St.
                  Paul Properties, Inc. dated May 1, 2001.

13                Portions of 2001 Annual Report to Shareholders.

21                List of Subsidiaries

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

Dated: March 25, 2002                            ATS MEDICAL, INC.


                                                 By  /s/ John H. Jungbauer
                                                   -----------------------------
                                                 John H. Jungbauer
                                                 Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE                                   TITLE
Manuel A. Villafana*                Chairman and Director         )
                                                                  )
Richard W. Kramp*                   Chief Executive Officer,      )
                                    President and Director        )
                                    (principal executive officer) )        By: /s/ John H. Jungbauer
                                                                              ---------------------
                                                                  )           John H. Jungbauer
John H. Jungbauer*                  Vice President, Treasurer     )           Pro se and
                                    and Chief Financial  Officer  )           Attorney-in-fact
                                    (principal financial and      )
                                    accounting officer)           )
                                                                  )        Dated: March 25, 2002
David L. Boehnen*                   Director                      )
                                                                  )
A. Jay Graf*                        Director                      )

*By Power of Attorney filed with this report as Exhibit 24 hereto.

                                ATS MEDICAL, INC.
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

              COL. A                           COL. B                   COL. C                   COL. D           COL. E
                                                                      Additions
                                                                 (1)              (2)
                                                              Charge to        Charged to
                                             Balance at       to Costs           Other                          Balance at
                                              Beginning         and             Accounts-      Deductions-        End of
            Description                        Of Year        Expenses          Describe        Describe           Year

Allowance for Doubtful Accounts

Year ended December 31, 2001:
   Deducted from asset accounts:
   Allowance for doubtful accounts             $425,000        $198,000              --        $223,000(1)        $400,000

Year ended December 31, 2000:
   Deducted from asset accounts:
   Allowance for doubtful accounts             $205,000        $220,000              --              --           $425,000

   Year ended December 31, 1999:
   Deducted from asset accounts:
   Allowance for doubtful accounts             $185,000        $ 20,000              --              --           $205,000

Reserve for Obsolete Inventory

Year ended December 31, 2001:
   Deducted from asset accounts:
   Reserve for Obsolete Inventory              $200,000              --              --              --           $200,000

   Year ended December 31, 2000:
   Deducted from asset accounts:
   Reserve for Obsolete Inventory              $200,000              --              --              --           $200,000

Year ended December 31, 1999:
   Deducted from asset accounts:
   Reserve for Obsolete Inventory              $200,000        $ 38,045              --        $ 38,045(2)        $200,000

(1)   Uncollectible accounts written off.
(2)   Obsolete part written off that is no longer in use.

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

10.3**              Agreement between the Company and Manuel A. Villafana dated
                    September 11, 2001.

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

10.19               Form of Distributor Agreement (Incorporated by reference to
                    Exhibit 10.22 to the 1994 Form 10-K).

10.20** Form of Agreement between ATS Medical, Inc. and each officer dated June 30, 1995, concerning severance benefits upon a change in control (Incorporated by reference to Exhibit
                    10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K")).

10.21**             ATS Medical, Inc. Change in Control Severance Pay Plan
                    (Incorporated by reference to Exhibit 10.24 to the 1995 Form
                    10-K).

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

10.26** 1998 Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10.25 to the 1998 Form 10-K).

10.27*              Carbon Agreement by and between Sulzer Carbomedics, Inc. and
                    ATS Medical, Inc., dated December 29, 1999 (confidential treatment granted) (Incorporated by reference to Exhibit
                    99.1 to the Company's Registration Statement on Form S-8,
                    January 13, 2000, File No. 000-18602).

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

10.32               Amendment No. 8 to Lease Agreement between the Company and
                    St. Paul Properties, Inc., dated December 14, 2000
                    (Incorporated by reference to Exhibit 10.32 to the Company's
                    Annual Report on Form 10-K for the year ended December 31,
                    2000 (the "2000 Form 10-K")).

10.33*              Amendment 8 to OEM Supply Contract by and between Sulzer
                    Carbomedics, Inc. and ATS Medical, Inc., dated November 3,
                    2000 (confidential treatment granted) (Incorporated by reference to Exhibit 10.33 to the 2000 Form 10-K).

10.34               Amendment No. 1 to Lease Agreement between the Company and
                    St. Paul Properties, Inc. dated May 1, 2001.

13                  Portions of 2001 Annual Report to Shareholders.

21                  List of Subsidiaries

23                  Consent of Ernst & Young LLP.

24                  Power of Attorney.

99.1                Cautionary Statements.

* Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of this exhibit have been redacted.

** Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.