Form 10-Q
period 2002-03-31
ATS MEDICAL INC
filed 2002-04-15
CIK 824068

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

          X   Quarterly report pursuant to Section 13 or 15(d) of the
         ---
                         Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
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

                               Yes   X      No
                                   ----        ----

         The number of shares outstanding of each of the registrant's classes of common stock as of April 12, 2002 was:

          Common Stock $.01 par value             22,229,773 shares


================================================================================

                                ATS MEDICAL, INC.

                                      INDEX

PART I.           FINANCIAL INFORMATION                                               PAGE
Item 1.           Statements of Financial Position -                                    3
                  March 31, 2002 (unaudited) and
                  December 31, 2001

                  Statements of Operations -                                            4
                  Three Months Ended March 31, 2002 and
                  2001 (unaudited)

                  Statements of Cash Flows -                                            5
                  Three Months Ended March 31, 2002 and
                  2001 (unaudited)


                  Notes to Financial Statements                                         6

Item 2.           Management's Discussion and Analysis of                               7
                  Financial Condition and Results of Operations

Item 3.           Quantitative and Qualitative Disclosures About                       12
                  Market Risk

PART II.          OTHER INFORMATION                                                    13

                  Signatures                                                           14

Item 1     Financial Statements


ATS MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION


                                                                                          MARCH 31,                   DECEMBER 31,
                                                                                            2002                          2001
                                                                              ----------------------------------------------------
ASSETS                                                                                   (Unaudited)                     (Note)

Current assets:
   Cash and cash equivalents                                                           $  7,558,326                  $  5,078,750
   Short-term investments                                                                 3,271,392                     7,698,290
                                                                              ----------------------------------------------------
                                                                                         10,829,718                    12,777,040
   Accounts receivable, less allowance of $405,000
      in 2002 and $400,000 in 2001                                                        4,944,000                     4,082,992
   Inventories                                                                           17,240,765                    17,348,901
   Prepaid expenses                                                                         465,488                       570,716
                                                                              ----------------------------------------------------
Total current assets                                                                     33,479,971                    34,779,649

Furniture, machinery and equipment, net                                                   6,629,891                     6,753,483

Inventories                                                                              40,000,000                    40,000,000

Technology license                                                                       13,000,000                    13,000,000

Other assets                                                                                435,256                       438,100
                                                                              ----------------------------------------------------
Total assets                                                                           $ 93,545,118                  $  94,971,232
                                                                              ====================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                    $  2,226,752                  $  2,271,100
   Accrued payroll and expenses                                                             521,397                       476,883
                                                                              ----------------------------------------------------
Total current liabilities                                                                 2,748,149                     2,747,983

Long-term debt                                                                                    0                             0

Shareholders' equity:
   Common Stock, $.01 par value:
     Authorized 40,000,000 shares; Issued and
      outstanding 22,229,773 and 22,203,940 shares at
      March 31, 2002 and December 31, 2001, respectively                                    222,298                       222,039
   Additional paid-in capital                                                           111,411,447                   111,354,615
   Accumulated deficit                                                                  (20,836,776)                  (19,353,405)
                                                                              ----------------------------------------------------
Total shareholders' equity                                                               90,796,969                    92,223,249
                                                                              ----------------------------------------------------
Total liabilities and shareholders' equity                                             $ 93,545,118                  $ 94,971,232
                                                                              ====================================================



Note: The statement of financial position at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         See notes to condensed financial statements.

ATS MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)



                                                                                               THREE MONTHS ENDED MARCH 31,
                                                                                            2002                          2001
                                                                              ----------------------------------------------------
Net sales                                                                                $3,902,263                    $4,253,573
Less cost of goods sold                                                                   2,690,911                     2,608,160
                                                                              ----------------------------------------------------
Gross profit                                                                              1,211,352                     1,645,413

Expenses:
  Research, development and engineering                                                     925,659                       757,914
  Sales and marketing                                                                     1,158,932                     1,067,712
  General and administrative                                                                674,243                       815,678
                                                                              ----------------------------------------------------
Total expenses                                                                            2,758,834                     2,641,304
                                                                              ----------------------------------------------------
Operating loss                                                                           (1,547,482)                     (995,891)

Interest income                                                                              64,111                       420,574
                                                                              ----------------------------------------------------
Net loss                                                                                ($1,483,371)                    ($575,317)
                                                                              ====================================================

Net loss per share:
    Basic                                                                                    ($0.07)                       ($0.03)
    Diluted                                                                                  ($0.07)                       ($0.03)

Weighted average number of shares outstanding:
    Basic                                                                                22,220,775                    22,117,758
    Diluted                                                                              22,220,775                    22,117,758


See notes to condensed financial statements.

      ATS MEDICAL, INC.

      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

      (UNAUDITED)



                                                                                         THREE MONTHS ENDED MARCH 31
                                                                                    2002                              2001
                                                                       ---------------------------       ---------------------------
OPERATING ACTIVITIES
Net loss                                                                        ($1,483,371)                        ($575,317)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation                                                                    182,896                           151,550
    Loss on disposal of equipment                                                       570                             9,580
    Changes in operating assets and liabilities:
        Accounts receivable                                                        (861,008)                         (317,486)
        Prepaid expenses                                                            105,228                           (60,735)
        Other assets                                                                  2,844                            (5,700)
        Inventories                                                                 108,136                          (734,528)
        Accounts payable and accrued expenses                                           166                        (1,310,053)
                                                                                -----------                       -----------
Net cash used in operating activities                                            (1,944,539)                       (2,842,689)

INVESTING ACTIVITIES
Purchase of short-term investments                                               (1,188,119)                       (2,523,648)
Sale of short-term investments                                                    5,615,017                        15,887,863
Purchases of furniture, machinery and equipment                                     (59,874)                       (1,186,026)
                                                                                -----------                       -----------
Net cash provided by investing activities                                         4,367,024                        12,178,189

FINANCING ACTIVITIES
Net proceeds from sale of common stock                                               57,091                           145,336
                                                                                -----------                       -----------
Net cash provided by financing activities                                            57,091                           145,336

Increase in cash and cash equivalents                                             2,479,576                         9,480,836
Cash and cash equivalents at beginning of period                                  5,078,750                        14,804,195
                                                                                -----------                       -----------
Cash and cash equivalents at end of period                                       $7,558,326                       $24,285,031
                                                                                ===========                       ===========

ATS MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2002


Note A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. In our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001, we identified critical accounting policies and estimates for our business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


We manufacture and market a mechanical bileaflet heart valve with a patented pivot design. Our heart valve is used to treat valvular heart disease caused by the natural aging process, rheumatic heart disease and congenital defects. We have received regulatory approvals to market the ATS heart valve in the United States and most international markets, principally Europe, Japan, Canada and Australia.

We commenced selling the ATS heart valve in international markets in 1992. We sell the valve to independent distributors with assigned territories (generally a specific country or region) who in turn sell the valve to hospitals or clinics. Most of our sales to international distributors are denominated in U.S. dollars so currency risk is borne by the distributor; however, as the dollar increases in value relative to the distributor's local currency, the cost of the valve increases for the distributor even though ATS does not change the selling price. This has caused us to adjust the selling price to the affected distributors to help offset a portion of the currency loss. During 2001 we hired a direct sales force and began selling the ATS heart valve in the United States. As a result of these efforts, our U.S. sales as a percentage of our overall sales increased from 4% in 2000 to 17% in 2001 and 2002.

We currently purchase all of the pyrolytic carbon components for the ATS heart valve from Sulzer Carbomedics, Inc. (Carbomedics) pursuant to a multi-year supply agreement entered into in 1990. The cost of the pyrolytic carbon components represents approximately 80% of the total cost of the ATS heart valve. Under the supply agreement with Carbomedics, the cost of the pyrolytic carbon components has varied according to annual volume purchases and is adjusted annually by reference to increases in the U.S. Department of Labor Employment Cost Index. In December 1999, we renegotiated the supply agreement with Carbomedics. The supply agreement, as amended, provides for significant reductions in our minimum purchase requirements and unit costs beginning in 2001. In December 2000 we again amended the supply agreement to purchase additional valves in 2001 and eliminate the minimum units for 2007. We are obligated to purchase pyrolytic carbon components from Carbomedics through 2006 and the Supply Agreement runs through 2007. In addition, under a new carbon agreement, Carbomedics has granted us an exclusive right to use its carbon coating technology to manufacture pyrolytic carbon components for the ATS heart valve. Carbomedics also has agreed to assist us in establishing our own pyrolytic carbon component manufacturing facility. In return, we have agreed to pay a license fee totaling $41 million over seven years, $13 million of which has been paid as of March 31, 2002.

Results of Operations

Net sales for the quarter ended March 31, 2002 decreased 8% to $3,902,263 compared to $4,253,573 for the quarter ended March 31, 2001. The decrease from last year's first quarter was primarily due to lower selling prices in several international markets. Unit sales for the quarter ended March 31, 2002 decreased 4% compared to unit sales for the quarter ended March 31, 2001. Revenue in the

United States increased 66% in the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001, but decreased 18% compared to the quarter ended December 31, 2001. Non-U.S. revenue in the quarter ended March 31, 2002 decreased 16% compared to the quarter ended March 31, 2001, but increased 75% compared to the quarter ended December 31, 2001. Net sales in Europe were essentially flat for the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001, however unit sales in Europe increased 14% for the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001. In the face of continued weakness of the Euro relative to the U.S. dollar and price-cutting by our competitors, we have reduced our selling prices in several European markets.

In the U.S. market, ATS reports the selling price to the hospital. In non-U.S. markets, ATS reports the selling price to the distributor. As U.S. sales increase as a percentage of overall sales, the overall average selling price may increase, even though the average selling prices in some non-U.S. markets may be steady or declining. Hospital administrators continue to apply pressure for lower prices, and the willingness of competitors to reduce prices will continue to put pressure on revenue growth and margins.

In the United States, we have established a direct sales force to sell the valve. Valves are consigned to hospitals desiring to use the ATS valve and a sale is recorded once the valve is implanted. We had 12 sales people and four regional managers located in the United States at March 31, 2002. The launch of a product of critical importance to patients such as a heart valve is an ongoing process. The "sales cycle" for new accounts can take from one to three months. We feel that we have a superior product, however, our competitors have larger sales staffs and greater financial resources so they are currently able to reach more potential customers. The rate at which we open new accounts and realize new implants is difficult to forecast from quarter to quarter.

Cost of sales for the three months ended March 31, 2002 totaled $2,690,911 or 69% of sales compared to $2,608,160 or 61% of sales for the three months ended March 31, 2001. ATS uses the first-in first-out ("FIFO") method of accounting for inventory. All of our valves sold in the first quarter of 2002 were made with carbon purchased in 1999 (under FIFO). A significant portion of our inventory is made up of finished goods and we also had workforce reductions in September and November 2001. As a result, production (assembly) is at only a fraction of capacity and in the first quarter 2002. Overhead cost variances relating to such reduced level of production and approximating 4% of sales were charged to cost of goods sold. Until sales increase substantially, we expect the level of assembly to be insufficient to absorb all of our manufacturing overhead costs.

Gross profit totaled $1,211,352 for the quarter ended March 31, 2002 or 31% of sales, compared to gross profit of $1,645,413 or 39% of sales for the quarter ended March 31, 2001. The average selling price per unit decreased in the first three months of 2002 compared to the first three months of 2001 by about 4%. The average cost per unit sold decreased slightly but not enough to increase gross profit even before taking into account the overhead variances.

Research, development and engineering expenses totaled $925,659 for the quarter ended March 31, 2002 versus $757,914 for the quarter ended March 31, 2001, an increase of 22%. In the quarter ended March 31, 2001, we were still installing equipment, and had eight people on the project. In the quarter ended March 31, 2002, we had 17 people on the project. Approximately 78% of research and development expenses for the quarter ended March 31, 2002 were related to our own carbon manufacturing facility. Our focus during 2001 and the first quarter of 2002 was making qualification and verification coating runs, training ATS personnel on the new carbon manufacturing equipment installed during the period, and documenting procedures. This culminated with the submissions at the end of the first quarter 2002 to the T.U.V., who we use as a notified body for our European approval, and the U.S. Food and Drug Administration.

Sales and marketing expenses increased as expected in the quarter ended March 31, 2002 to $1,158,932 compared to $1,067,712 in the quarter ended March 31, 2001. We hired U.S. salespeople during the first quarter 2001 and went from eight salespeople and three regional managers at December 31, 2000 to 15 salespeople and four regional managers employed at March 31, 2001. At March 31, 2002 we had 12 salespeople and four regional managers. The 9% increase in sales and marketing expense in the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001 was due to having the salespeople employed for the entire quarter and increased marketing expenses.

General and administrative expenses totaled $674,243 for the three months ended March 31, 2002, a decrease from the $815,678 reported for the three months ended March 31, 2001. We had 81 employees at March 31, 2002 compared to 120 employees at March 31, 2001. The Company had work force reductions that started in September 2001 and to date have resulted in the layoff of 48 people.

Interest income totaled $64,111 for the quarter ended March 31, 2002 compared to $420,574 for the quarter ended March 31, 2001. The decrease in interest income in the first quarter of 2002 was the result of lower average investable cash balances during the first quarter of 2002 and lower interest rates.

ATS recorded a net loss of $1,483,371 or ($0.07) per share for the quarter ended March 31, 2002 compared to a net loss of $575,317 or ($0.03) per share for the quarter ended March 31, 2001. The decreases in gross margin and interest income, coupled with the 4.4% increase in expenses, were the reasons for the increased loss. We are working to increase sales, particularly in the United States, in order to return to profitability in future quarters. Sales will have to approximately double in order to report positive operating income.

ATS has accumulated approximately $22 million of net operating loss carryforwards for U.S. tax purposes. ATS believes that its ability to fully utilize the existing net operating loss carryforwards could be restricted on a portion of the NOL for changes in control occurring in prior years. We do not accrue any tax benefits for such losses.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments decreased by $1,947,322 from $12,277,040 at December 31, 2001 to $10,829,718 at March 31, 2002. ATS will continue to use more cash than it generates from operations in 2002, as it expands its direct sales force, purchases carbon components from Carbomedics and makes the carbon technology milestone payment in December 2002 to Carbomedics.

ATS has contracted to purchase $8.4 million of components during 2002 in accordance with the terms of its amended long-term supply agreement with Carbomedics (the "Supply Agreement"). These purchases are not tied to sales of the ATS valve, and we do not expect sales of the valve to exceed the minimum purchase requirements under the Supply Agreement in 2002.

In December 1999, ATS renegotiated its Supply Agreement with Carbomedics. The Supply Agreement, as amended, provides for significant reductions in our minimum purchase requirements and unit costs for the years 2001 through 2006. ATS estimates that its minimum purchase requirements under the Supply Agreement from 2003 through 2006 will total approximately $18 million. Under the new carbon agreement entered into in December 1999, ATS agreed to pay Carbomedics a license fee of $41 million in installments over the next seven years. In addition to granting ATS an exclusive worldwide right and license to use its carbon coating technology to manufacture pyrolytic carbon components for the valve under this agreement, Carbomedics agreed to assist ATS in designing, building and commencing operations in its own pyrolytic carbon production facility in Minneapolis, Minnesota.

Accounts receivable increased from $4,082,992 at December 31, 2001 to $4,944,000 at March 31, 2002, as sales increased from $2,666,904 in the fourth quarter, 2001 to $3,902,263 in the first quarter, 2002.

Current liabilities have remained constant at approximately $2.7 million between December 31, 2001 and March 31, 2002, as well as the preceding last three quarters.

Based upon the current forecast rate of 2002 sales, the anticipated purchase obligations under the Supply Agreement, the license fee payments under the carbon agreement, the expenses associated with establishing a direct sales force in the United States and other expected expenses, ATS anticipates that cash and marketable securities on hand at March 31, 2002 should meet its requirements through 2002. Our minimum purchase commitment for carbon components in 2003 will be approximately one half of our 2002 minimum purchase commitment. However, we must achieve a significant rate of increase in U.S. valve sales, and reverse the decline in European sales experienced in 2001 or we will need to raise additional capital in the future. In addition, as identified in our cautionary statement below, any adverse change that affects our access to the capital markets, the construction of our carbon facility, or future demand for our products will affect our longer term liquidity. Maintaining adequate levels of working capital depends in part upon the success of our products in the marketplace, the relative profitability of those products and our ability to control operating and capital expenses. Funding of our operations in future periods may require additional investments in ATS in the form of equity or debt. There can be no assurance that we will achieve desired levels of sales or profitability, or that future capital infusions will be available.

THE SINGLE EUROPEAN CURRENCY

A significant portion of our sales occur in Europe. We sell to all of our customers in U.S. dollars. Our selling prices are similar to those of most of our European distributors and therefore should not cause significant disruption whether in U.S. dollars or Euros. From its introduction in January 1999, the rate of exchange for the Euro versus the U.S. dollar declined by as much as 34%. Several of our European distributors were unable to increase their local currency selling price for the valve, and, as a result, they informed us that their profits were being significantly reduced and we adjusted our pricing to give them some relief. Europe is a very important market for us. Disruption or loss of a portion of the European business could have a material and adverse impact on our financial position.

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

In accordance with the Act, ATS identifies the following important general factors which if altered from the current status could cause our actual results to differ from those described in any forward-looking statements: the continued acceptance of our mechanical heart valve in international markets, the rate of increase of acceptance of the valve in the United States, our ability to recruit, hire and manage a direct sales force in the United States, the continued performance of our mechanical heart valve without structural failure, the actions of our competitors including pricing changes and new product introductions, the continued performance of our independent distributors in selling the valve, the risk of product returns in connection with distributor terminations, the actions of our supplier of pyrolytic carbon components for the valve and difficulties we may encounter establishing and operating our own pyrolytic carbon manufacturing capability. This list is not exhaustive, and we may supplement this list in filings with the Securities and Exchange Commission (including Exhibit 99.1 to this Form 10-Q) or in connection with the making of any specific forward-looking statement.

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

We do not use derivatives and, therefore, do not face market risk from currency or interest rate changes on these types of instruments. If we were required to finance future operations with debt, we would have exposure to increases in interest rates or borrowings.

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


Date:    April 15, 2002                  ATS MEDICAL, INC.


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

EXHIBIT NUMBER                          DESCRIPTION

99.1                  Cautionary Statements.