Form 10-Q
period 2002-06-30
ATS MEDICAL INC
filed 2002-08-14
CIK 824068

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
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

                                 Yes [X] No [ ]

     The number of shares outstanding of each of the registrant's classes of common stock as of August 9, 2002 was:

                  Common Stock $.01 par value 22,281,325 shares

                                ATS MEDICAL, INC.

                                      INDEX


PART I.           FINANCIAL INFORMATION                                              PAGE

Item 1.           Statements of Financial Position -
                  June 30, 2002 (unaudited) and                                        3
                  December 31, 2001

                  Statements of Operations -                                           4
                  Three and Six Months Ended June 30, 2002 and
                  2001 (unaudited)

                  Statements of Cash Flows -                                           5
                  Three and Six Months Ended June 30, 2002 and
                  2001 (unaudited)

                  Notes to Financial Statements                                        6

Item 2.           Management's Discussion and Analysis of                              8
                  Financial Condition and Results of Operations

Item 3.           Quantitative and Qualitative Disclosures About                      15
                  Market Risk

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                   15

Item 2.           Changes in Securities                                               15

Item 3.           Default Upon Senior Securities                                      15

Item 4.           Submission of Matters to a Vote of                                  15
                  Security Holders

Item 5.           Other Information                                                   16

Item 6            Exhibit and Reports on Form 8-K                                     16

                  Signatures                                                          17


ITEM 1.        FINANCIAL STATEMENTS

ATS MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION

                                                                                 June 30,                December 31,
                                                                                   2002                      2001
                                                                                -----------              -----------
                                                                                (Unaudited)                  (Note)

ASSETS
Current assets:
   Cash and cash equivalents                                                    $ 5,966,491              $ 5,078,750
   Short-term investments                                                         2,485,760                7,698,290
                                                                                -----------              -----------
                                                                                  8,452,251               12,777,040
   Accounts receivable, less allowance of $410,000
      in 2002 and $400,000 in 2001                                                4,588,409                4,082,992
   Inventories                                                                   17,505,720               17,348,901
   Prepaid expenses                                                                 380,473                  570,716
                                                                                -----------              -----------
Total current assets                                                             30,926,853               34,779,649

Furniture, machinery and equipment, net                                           6,278,115                6,753,483

Inventories                                                                      40,000,000               40,000,000

Technology license                                                               18,500,000               13,000,000

Other assets                                                                        437,075                  438,100
                                                                                -----------              -----------
Total assets                                                                    $96,142,043              $94,971,232
                                                                                ===========              ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                             $   991,523              $ 1,345,780
   Notes payable                                                                  2,500,000                        0
   Accrued liabilities                                                            2,085,871                1,402,203
                                                                                -----------              -----------
Total current liabilities                                                         5,577,394                2,747,983

Long-term debt                                                                   11,100,000                        0

Shareholders' equity:
   Common Stock, $.01 par value:
     Authorized 40,000,000 shares; Issued and
      outstanding 22,251,621 and 22,203,940 shares at
      June 30, 2002 and December 31, 2001, respectively                             222,516                  222,039
   Additional paid-in capital                                                   111,446,623              111,354,615
   Accumulated deficit                                                          (32,204,490)             (19,353,405)
                                                                                -----------              -----------
Total shareholders' equity                                                       79,464,649               92,223,249
                                                                                -----------              -----------
Total liabilities and shareholders' equity                                      $96,142,043              $94,971,232
                                                                                ===========              ===========



Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         See notes to condensed financial statements.

ATS MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

                                                    Three months ended June 30,             Six months ended June 30,
                                                  --------------------------------         ----------------------------
                                                      2002                2001                 2002             2001
                                                  ------------         -----------         ------------     -----------

Net sales                                         $  2,475,241         $ 4,415,222         $  6,377,504     $ 8,668,795
Less cost of goods sold                              2,324,011           2,872,188            5,014,922       5,480,348
                                                  ------------         -----------         ------------     -----------
Gross profit                                           151,230           1,543,034            1,362,582       3,188,447

Expenses:
  Research, development and engineering                668,690           1,090,962            1,594,350       1,848,876
  Sales and marketing                                1,143,273           1,231,375            2,302,205       2,299,087
  General and administrative                           780,325             853,609            1,454,568       1,669,287
  Impairment of technology license                   8,100,000                   0            8,100,000               0
  Reorganization expenses                              865,184                   0              865,184               0
                                                  ------------         -----------         ------------     -----------
Total expenses                                      11,557,472           3,175,946           14,316,307       5,817,250
                                                  ------------         -----------         ------------     -----------
Operating loss                                     (11,406,242)         (1,632,912)         (12,953,725)     (2,628,803)

Interest income                                         38,529             285,149              102,640         705,723
                                                  ------------         -----------         ------------     -----------
Net loss                                          $(11,367,713)        $(1,347,763)        $(12,851,085)    $(1,923,080)
                                                  ============         ===========         ============     ===========



Net loss per share:
    Basic and diluted                             $      (0.51)        $     (0.06)        $      (0.58)    $     (0.09)

Weighted average number of shares outstanding:
    Basic and diluted                               22,244,178          22,139,168           22,232,607      22,128,522

See notes to condensed financial statements.

ATS MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                   2002                      2001
                                                                               ------------              -----------

OPERATING ACTIVITIES
Net loss                                                                       $(12,851,085)             $(1,923,080)

Adjustment to reconcile net loss to net cash
   used in operating activities:
     Depreciation                                                                   361,656                  322,397
     Loss on disposal of equipment                                                   19,981                    9,811
     Impairment of technology license                                             8,100,000                        0
     Changes in operating assets and liabilities:
        Accounts receivable                                                        (505,417)              (1,275,253)
        Prepaid expenses                                                            190,243                   57,520
        Other assets                                                                  1,025                   (7,631)
        Inventories                                                                (156,819)                (925,644)
        Accounts payable and accrued expenses                                       329,411               (1,283,209)
                                                                               ------------              -----------

Net cash used in operating activities                                            (4,511,005)              (5,025,089)

INVESTING ACTIVITIES
Purchase of short-term investments                                               (2,674,401)              (6,576,903)
Sale of short-term investments                                                    7,886,931               17,171,174
Net purchases of furniture, machinery and equipment                                  93,731               (2,563,985)
                                                                               ------------              -----------

Net cash provided by investing activities                                         5,306,261                8,030,286

FINANCING ACTIVITIES
Net proceeds from sale of common stock                                               92,485                  391,375
                                                                               ------------              -----------

Net cash provided by financing activities                                            92,485                  391,375

Increase in cash and cash equivalents                                               887,741                3,396,572
Cash and cash equivalents at beginning of period                                  5,078,750               14,804,195
                                                                               ------------              -----------

Cash and cash equivalents at end of period                                     $  5,966,491              $18,200,767
                                                                               ============              ===========




See notes to condensed financial statements.

ATS MEDICAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2002

Note A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Note B - COMMITMENTS

In late-June, 2002 the Company amended the supply and technology transfer agreements it has with Carbomedics. The amendment to the supply agreement suspends component set purchases until January 2007, except the current work in process. This postpones component purchases totaling approximately $3 million in 2002 and approximately $18 million for the years 2003 to 2006. In January of 2007, the purchase obligations for 2003 would resume, with the obligations for 2004 through 2006 to follow in each subsequent year. In addition, the technology transfer fee of $5,000,000 due at the end of 2002 will be paid in two installments in June and December of 2003. The company will pay interest at the rate of 7% on this note from the original due date until the payment date. Furthermore, the technology payments due in 2003, 2004, 2005 and 2006 totaling $23 million begin to be paid based on a percentage of the value of the inventory drawn down starting in January of 2005 with the first payment in June 2005 and subsequent payments every six months based on a percent of the inventory drawn down during the previous six months. As part of this agreement, the Company has provided Carbomedics a security interest in its inventory covering all of its material obligations under its agreements with Carbomedics.

Note C - IMPAIRMENT OF TECHNOLOGY LICENSE

At the end of our first quarter of 2002, the Company evaluated the carrying value of its technology license asset of $13 million in accordance with the provisions of FASB Statement 142 (FASB No. 142), Goodwill and Other Intangible Assets, which were effective for the Company as of January 1, 2002. Utilizing a discounted cash flow model, that analysis indicated the asset's carrying value was recoverable and the Company recognized no impairment as a result of the adoption of FASB NO. 142. In the second quarter of 2002, the Company experienced decreased sales volumes, decreased average selling prices and initiated certain restructuring activities pertaining to its executive team and the manner in which it sells its product from a direct sales force to a hybrid sales force of a few direct salespeople and several independent manufacturers representatives. In response to these conditions, the Company modified its pricing strategy and sales volume estimates in conjunction with the reorganization plan implemented and the increased competitive pressures in the European market. As a result of these conditions and changes, the Company reviewed its future cash flow analysis and changed its expectations of the sales volumes estimates and its selling prices of the heart valve in the cash flow model to evaluate the recoverability of its technology license. When compared to the revised fair value as calculated by discounting the changed future cash flows at June 30, 2002, the Company determined a non-cash charge representing an impairment of this asset needed to be recognized in the amount of $8.1 million in the second quarter. This charge also reflects in part the effect of the amended milestone payments in the early years of the technology transfer agreement relative to the benefits of lower cost carbon not being realized until future years after the depletion of inventories currently on hand.

Note D - REORGANIZATION OF THE COMPANY

In June 2002, the Board of Directors decided to implement new cost containment measures and to seek a new management team to lead the business. As part of these cost reduction measures, one half of the workforce, including all of the executive officers of the Company with the exception of the Company's current CEO, have been released from employment. The Company had 41 employees at June 30, 2002 compared to 131 employees at June 30, 2001. For the quarter ended June 30, 2002 the Company had $865,184 in reorganization expenses. The reorganization expenses consist of approximately $655,000 of severance pay and benefits, and $211,000 of rent that was expensed for the vacated portion of the Company's leased facility. Of the total reorganization expenses approximately $401,000 has not been paid as of June 30, 2002.

Note E - STOCK OPTIONS CANCELLED

With the reduction in personnel, stock options totaling 244,374 were cancelled as of June 30, 2002 in the current plan. The stock options outstanding at June 30, 2002 were 1,830,366 at a weighted exercise price of $7.92. Another 79,285 stock options will be subject to cancellation by the end of the year. There are 520,416 shares available for grant at June 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ATS Medical manufactures and markets a mechanical bileaflet heart valve with our patented open pivot design. Our heart valve is used to treat valvular heart disease caused by the natural aging process, rheumatic heart disease and congenital defects. We have received regulatory approvals to market the ATS heart valve in the United States and most international markets, principally Europe, Japan, Canada and Australia.

We commenced selling the ATS heart valve in international markets in 1992. Internationally, we sell the valve to independent distributors with assigned territories (generally a specific country or region) who in turn sell the valve to hospitals or clinics. Most of our sales to international distributors are denominated in U.S. dollars so currency risk is borne by the distributor; however, as the dollar increases in value relative to the distributor's local currency, the cost of the valve increases for the distributor even though ATS does not change the selling price. From time to time, this has caused us to adjust the selling price to the affected distributors to help offset a portion of the currency loss.

During 2001 we hired a direct sales force and began selling the ATS heart valve in the United States. As a result of these efforts, our U.S. sales as a percentage of our overall sales increased from 4% in 2000 to 12% in 2001 and 23% as of the second quarter 2002. Due to the cost of maintaining a full direct sales force, however, we decided in mid-June 2002 to switch to a hybrid sales force consisting of our top performing direct sales people plus independent manufacturers representatives who are now being recruited.

To date we have purchased all of the pyrolytic carbon components for the ATS heart valve from Carbomedics, a division of Centerpulse (formerly Sulzer Medica) pursuant to a multi-year supply agreement entered into in 1990. The cost of the pyrolytic carbon components represents approximately 80% of the total cost of the ATS heart valve. Under the supply agreement, the cost of the pyrolytic carbon components has varied according to annual volume purchases and is adjusted annually by reference to increases in the U.S. Department of Labor Employment Cost Index. In December 1999, we renegotiated the supply agreement with Carbomedics resulting in significant reductions in our minimum purchase requirements and unit costs beginning in 2001. In late June 2002, we again amended the supply agreement such that our purchase obligations for the remainder of 2002 (with the exception of approximately eight weeks of work in process) would be suspended along with 100% of our purchase obligations for 2003, 2004, 2005 and 2006. In January of 2007 the purchase obligations for 2003 would resume, with the obligations for 2004 through 2006 to follow in each subsequent year.

We also renegotiated the timing of the technology fee payments due under the carbon agreement with Carbomedics, such that, the $5 million payment that would have been due in December of this year will now be paid in two parts; one half in June 2003 and the other half in December 2003. ATS will pay interest at the rate of 7% on this note from the original due date until the payment date. Furthermore, the technology payments due in 2003, 2004, 2005 and 2006 totaling $23 million will begin to be paid based on a percentage of the value of the inventory drawn down starting in January of 2005 with the first payment in June 2005 and subsequent payments every six months based on a percent of the inventory draw down during the previous six months. These adjustments to the timing of cash disbursements, relative to our two agreements with Carbomedics, together with our reduced operating costs are projected to provide working capital through 2005. As a part of this agreement, the Company has provided Carbomedics a security interest in its inventory covering all of its material obligations under its agreement with Carbomedics.

In our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001, we identified critical accounting policies and estimates for our business.

Results of Operations

Net sales for the quarter ended June 30, 2002 decreased 44% to $2,475,241 compared to $4,415,222 for the quarter ended June 30, 2001. Net sales for the six months ended June 30, 2002 totaled $6,377,504 compared to $8,668,795 for the six months ended June 30, 2001. The decrease from last year's second quarter was largely attributable to Europe and was due to several factors. First, we went to distributor accounting for Italy in the fourth quarter of 2001, so we reported sales in Italy the second quarter 2001, but not in the second quarter of 2002. Second, our German distributor accelerated his plans to phase out of the market when the reorganization of ATS was announced and as a result did not place his usual order at the end of the quarter. Third, due to special circumstances, we made an agreement with our Spanish distributor to forgo any order in the second quarter to bring down the amount of inventory he was carrying and certain costs associated with that inventory. Finally, our distributor covering France and Belgium defaulted on its contract by failing to place a second quarter order. The impact of each of these items was significant, and taken together with a decrease in average selling prices in other international markets, resulted in the 44% decline in revenue. Unit sales for the quarter ended June 30, 2002 decreased 38% compared to unit sales for the quarter ended June 30, 2001 also for the reasons given above. Revenue in the United States increased 27% in the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001 and increased 10% compared to the quarter ended March 31, 2002. Non-U.S. revenue in the quarter ended June 30, 2002 decreased 55% compared to the quarter ended June 30, 2001. This was primarily due to European sales as explained above.

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

In the United States, we had established a direct sales force to sell the valve during the first several months of 2001. In mid-June 2002, we took certain cost savings measures including a reduction in work force which included the majority of our direct sales people. Independent manufacturers representatives are being recruited to take the place of the former direct territories affected by the reduction in force. ATS expects to have independent manufacturers representatives covering all of the United States by the end of 2002. Valves are consigned to hospitals desiring to use the ATS valve and a sale is recorded once the valve is implanted. The "sales cycle" for new accounts can take from one to three months and we anticipate additional delays caused by the transition from direct sales to sales through independent representatives. We feel that we have a superior product, however, our competitors have larger sales staffs and greater financial resources so they are currently able to reach more potential customers. The rate at which we will open new accounts and realize new implants with our hybrid sales force is difficult to forecast from quarter to quarter.

Cost of sales for the three months ended June 30, 2002 totaled $2,324,011 or 94% of sales compared to $2,872,188 or 65% of sales for the three months ended June 30, 2001. Cost of sales for the six months ended June 30, 2002 totaled $5,014,922 or 79% compared to $5,480,348 or 63% for the six months ended June 30, 2001. Adjustments taken against the cost of goods in the second quarter of 2002, including a $200,000 charge relating to the lower cost or market, increased the cost of goods sold from 66% to 94% and lowered the gross margin from 34% to 6%.

Gross profit totaled $151,230 for the quarter ended June 30, 2002 or 6% of sales, compared to gross profit of $1,543,034 or 35% of sales for the quarter ended June 30, 2001. For the six months ended June 30, 2002 gross profit totaled $1,362,582 or 21% of sales compared to gross profit for the six months ended June 30, 2001 of $3,188,447 or 37% of sales. The average selling price per unit decreased by 6% for the three months and six months ended June 30, 2002 compared to three months and six months ended June 30, 2001.

Research, development and engineering expenses totaled $668,690 for the quarter ended June 30, 2002 versus $1,090,962 for the quarter ended June 30, 2001, a decrease of 39%. For the six months ended June 30, 2002 research, development and engineering expenses totaled $1,594,350 a decrease of 14% over the $1,848,876 research, development and engineering expense reported for the six months ended June 30, 2001. Approximately 79% of research and development expenses for the six months ended June 30, 2002 were related to our own carbon manufacturing facility. Our focus during 2001 and the first quarter of 2002 was making qualification and verification coating runs, training ATS personnel on the new carbon manufacturing equipment installed during the period, and documenting procedures. This culminated with the submissions at the end of the first quarter 2002 to the T.U.V., who we use as a notified body for our European approval, and to the U.S. Food and Drug Administration. On May 29, 2002, we received notification from the FDA of full approval of our carbon manufacturing plant. As our existing inventory is depleted over the next few years, components from this facility will allow for significant reduction in the cost of goods sold. With the development phase of our carbon facility essentially complete, ongoing R&D costs associated with this project will decrease substantially.

Sales and marketing expenses decreased in the quarter ended June 30, 2002 to $1,143,273 compared to $1,231,375 in the quarter ended June 30, 2001. For the six months ended June 30, 2002 sales and marketing expenses totaled $2,302,205 compared to $2,299,087 for the six months ended June 30, 2001. We had 17 U.S. salespeople and four regional managers employed at June 30, 2001. For the majority of the second quarter 2002, we had 11 salespeople and four regional managers. After the restructuring that took place in June 2002, we have three salespeople and one national sales manager. Our sales and marketing expenses will be approximately 60% lower, in the last half of this year, compared to the first half of 2002. We are currently recruiting independent manufacturers representatives to cover the open U.S. territories.

General and administrative expenses totaled $780,325 for the three months ended June 30, 2002 a decrease from the $853,609 reported for the three months ended June 30, 2001. For the six months ended June 30, 2002 general and administrative expenses totaled $1,454,568, down 13% from the $1,669,287 general and administrative expense reported for the six months ended June 30, 2001. The decrease is due to fewer personnel and lower travel expenses in the general and administrative departments.

For the quarter ended June 30, 2002, we took an impairment charge on our technology license in the amount of $8,100,000. In the second quarter of 2002, we reached three additional milestones in conjunction with our license agreement with Carbomedics, which resulted in an additional $13.6 million of long-term obligations to be recognized on our balance sheet. At the end of our first quarter of 2002, we evaluated the carrying value of our technology license asset of $13 million in accordance with the provisions of FASB Statement 142 (FASB No.
142), Goodwill and Other Intangible Assets, which were effective for the Company as of January 1, 2002. Utilizing a discounted cash flow model, that analysis indicated the asset's carrying value was recoverable and we recognized no impairment as a result of the adoption of FASB NO. 142. In the second quarter of 2002, we experienced decreased sales volumes, decreased average selling prices and initiated certain restructuring activities pertaining to our executive team and the manner in which we sells our product from a direct sales force to a hybrid sales force of a few direct salespeople and several independent manufacturers representatives. In response to these conditions, we modified our pricing strategy and sales volume estimates in conjunction with the reorganization plan implemented and the increased competitive pressures in the European market. As a result of these conditions and changes, we reviewed our future cash flow analysis and changed our expectations of the sales volumes estimates and selling prices of the heart valve in the cash flow model to evaluate the recoverability of our technology license. When compared to the revised fair value as calculated by discounting the changed future cash flows at June 30, 2002, we determined a non-cash charge representing an impairment of this asset needed to be recognized in the amount of $8.1 million in the second quarter. This charge also reflects in part the effect of the amended milestone payments in the early years of the technology transfer agreement relative to the benefits of lower cost carbon not being realized until future years after the depletion of inventories currently on hand.

For the quarter ended June 30, 2002, we also had $865,184 in reorganization expenses. In June 2002, management proposed new cost containment measures and the Board of Directors decided to implement the new measures and to seek a new management team to lead the business. As part of these cost reduction measures, one half of the workforce, including all of the executive officers of the Company with the exception of the Company's current CEO, have been released from employment. As a result, we had 41 employees at June 30, 2002 compared to 131 employees at June 30, 2001. The reorganization expenses consist of approximately $655,000 of severance pay and benefits, and $211,000 of rent that was expensed for the vacated portion of the Company's leased facility. Of the total reorganization expenses approximately $401,000 has not been paid as of June 30, 2002.

Interest income totaled $38,529 for the quarter ended June 30, 2002 compared to $285,149 for the quarter ended June 30, 2001. Interest income for the six months ended June 30, 2002 totaled $102,640 compared to $705,723 for the six months ended June 30, 2001. The decrease in interest income in the first half of 2002 was the result of lower average investable cash balances and lower interest rates.

ATS recorded a net loss of $11,367,713 or ($0.51) per share for the quarter ended June 30, 2002 compared to a net loss of $1,347,763 or ($0.06) per share for the quarter ended June 30, 2001. For the six months ended June 30, 2002, the company recorded a net loss of $12,851,085 or ($0.58) per share compared to a net loss of $1,923,080 or ($0.09) per share for the six months ended June 30, 2001. The decreases in gross margin and interest income, coupled with the impairment charge and reorganization expenses, were the reasons for the increased loss. We are recruiting independent manufacturers representatives in the United States and making some changes in our international representation to increase sales and to return to profitability in future quarters.

ATS has accumulated approximately $24 million of net operating loss (NOL) carryforwards for U.S. tax purposes. ATS believes that its ability to fully utilize the existing net operating loss carryforwards could be restricted on a portion of the NOL for changes in control that may have occurred or may occur in the future. We have not accrued any tax benefits for such tax loss benefit.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments decreased by $4,324,789 from $12,777,040 at December 31, 2001 to $8,452,251 at June 30, 2002. Inventory
purchases and operating losses including the reorganization expenses were responsible for the used cash during fiscal 2002. With the reductions in personnel and spending enacted by ATS last fall and in June 2002, our expenses will be significantly lower in future quarters.

Accounts receivable increased from $4,082,992 at December 31, 2001 to $4,588,409 at June 30, 2002. The majority of the receivable balances are amounts owing from our international customers, where payments terms are 60 days or longer.

Current liabilities increased $2,829,411 from $2,747,983 at December 31, 2001 to $5,577,394 at June 30, 2002. The majority of this increase is a $2.5 million short-term note on the technology transfer payment due in June 2003. The remaining increase is related to accrued severance and other reorganization costs.

ATS had contracted to purchase $8.4 million of components during 2002 in accordance with the terms of its supply agreement with Carbomedics. On July 2, 2002 this agreement was amended to suspend carbon component purchases until January 2007, except for the current work in process that we will receive in the third quarter 2002. This suspension of component purchases will reduce cash expenditures for the Company by approximately $3 million dollars in 2002. For the years 2003 to 2006, the total deferred expenditures will be approximately $18 million.

Under the carbon agreement entered into in December 1999, ATS agreed to pay Carbomedics a license fee of $41 million in annual installments ending in December 2006. In addition to granting ATS an exclusive worldwide right and license to use its carbon coating technology to manufacture pyrolytic carbon components for the ATS valve under this agreement, Carbomedics agreed to assist ATS in designing, building and commencing operations in its own pyrolytic carbon production facility in Minneapolis, Minnesota. In May 2002, the Company received notice of approval of its carbon plant from the U.S. Food and Drug Administration. In July 2002, the timing of the technology fee payments was delayed. The $5 million payment that was due in December 2002 will be paid in two installments in June and December of 2003. The technology transfer fees due in subsequent years will be paid in semi-annual installments beginning in June 2005 in amounts equal to a percentage of the reduction in inventory occurring in the previous six months. These adjustments to the timing of cash disbursements, relative to our two agreements with Carbomedics, will defer cash expenditures of approximately $8 million dollars in 2002.

Long-term debt in the amount of $11,100,000 was set up in June 2002 for the discounted amounts owing to Carbomedics for milestones achieved on the technology transfer agreement that are payable in December 2003 and semi-annual installments beginning June 2005 and beyond. The total amount owing for milestones already achieved is $16 million, of which, $2.5 million is a short-term note in current liabilities due in June 2003, $2.5 million is due in December 2003, and the remaining $11 million is due starting in June 2005 and continuing in semi-annual installments based on inventory reduction until the total amount is paid in full. There is no interest being charged to the Company on the $11 million portion, so a present value calculation was done using a 7% interest rate and this amount was discounted $2.4 million to determine the long term liability. These adjustments to the timing of cash disbursements, relative to our two agreements with Carbomedics, together with our reduced operating costs have significantly strengthened our present and projected cash position.

Based upon the current forecast of sales and our reduced operating expenses, along with the adjustments to the timing of our payments to Carbomedics, we anticipate having cash to fund our operations through 2005. However, as identified under the heading of "Cautionary Statements Pursuant to the Private Litigation and Securities Reform Act of 1995" below and in Exhibit 99.1 to this Report, any adverse change that affects our revenue, access to the capital markets or future demand for our products will affect our long term viability. Maintaining adequate levels of working capital depends in part upon the success of our products in the marketplace, the relative profitability of those products and our ability to control operating and capital expenses. Funding of our operations in future periods may require additional investments in ATS in the form of equity or debt. There can be no assurance that we will achieve desired levels of sales or profitability, or that future capital infusions will be available.

THE SINGLE EUROPEAN CURRENCY

A significant portion of our sales occur in Europe. We sell to all of our customers in U.S. dollars. Our selling prices are similar to most of our European distributors and therefore should not cause significant disruption whether in U.S. dollars or Euros. From its introduction in January 1999, the rate of exchange for the Euro versus the U.S. dollar declined by as much as 34%, although it has recovered approximately half of that decline in the last 60 days. Several of our European distributors were unable to increase their local currency selling price for the valve, and, as a result, they informed us that their profits were being significantly reduced and we adjusted our pricing to give them some relief. Europe is a very important market for us. Disruption or loss of a portion of the European business could have a material and adverse impact on our financial position.

CAUTIONARY STATEMENTS PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

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

In accordance with the Act, ATS identifies the following important general factors which if altered from the current status could cause our actual results to differ from those described in any forward-looking statements: the continued acceptance of our mechanical heart valve in international markets, the rate of increase of acceptance of the valve in the United States, our ability to engage a new management team and the performance of such team, our ability to recruit and manage an independent manufacturers representatives sales force in the United States, the continued performance of our mechanical heart valve without structural failure, the actions of our competitors including pricing changes and new product introductions, the continued performance of our independent distributors in international markets selling the valve, the risk of product returns in connection with distributor terminations, the actions of our supplier of pyrolytic carbon components for the valve and difficulties we may encounter operating our own pyrolytic carbon manufacturing capability. This list is not exhaustive, and we may supplement this list in filings with the Securities and Exchange Commission (including Exhibit 99.1 to this Form 10-Q) or in connection with the making of any specific forward-looking statement.

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

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings
                  N/A

Item 2.           Changes in Securities
                  N/A

Item 3.           Defaults Upon Senior Securities
                  N/A

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------
                  The annual meeting of shareholders of the Company was held on May 2, 2002 at which time (i) four nominees were elected to the Board of Directors for one-year terms and (ii) Ernst & Young LLP was approved as the independent auditors of the Company. Proxies for the Company were solicited pursuant to
                  Section 14(a) of the Securities Exchange act of 1934, as amended, and there was no solicitation in opposition to management's solicitations. All nominees for directors as listed in the proxy statement were elected. The voting results were as follows:

                                                                                                      Broker
                                                         For                  Withheld                Non-Votes
                                                         ---                  --------                ---------

Election of Directors
         Manual A. Villafana                          14,403,197             4,376,339                   0
         Richard W. Kramp                             15,010,893             3,768,643                   0
         David L. Boehnen                             18,686,847                92,689                   0
         A. Jay Graf                                  18,684,927                94,609                   0

                                       15

                                                                                                      Broker
                                                         For                  Withheld                Non-Votes
                                                         ---                  --------                ---------

Approval of Independent
   Auditors                                           18,677,030                15,516                   0


Item 5.                    Other Information


                  On July 31, 2002, the Company received a written notification from Nasdaq that it currently does not comply with the minimum bid price continued listing standard of The Nasdaq National Market and thus may be delisted from The Nasdaq National Market. The letter states, "For the last 30 consecutive trading days, the price of the Company's common stock has closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(a)(5)." The Company has 90 calendar days, or until October 29, 2002, to demonstrate compliance by having the bid price of the Company's common stock close at $1.00 per share or more for a minimum of 10 consecutive trading days. Otherwise, Nasdaq will provide notification to the Company that the Company will be delisted, subject to any Company appeal. The Company is currently reviewing its options to either attempt to maintain its listing on The Nasdaq National Market or apply to transfer its common stock listing to The Nasdaq SmallCap Market.



Item 6.                    Exhibits and Reports on Form 8-K

                  (a)      Exhibits

         10.1 Letter Agreement dated June 27, 2002 with Sulzer Carbomedics Inc. amending the O.E.M. Supply Agreement dated September 24, 1990 and the Carbon Agreement dated December 29, 1999

         99.1       Cautionary Statements

         99.2 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes -Oxley Act of 2002

         99.3 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes -Oxley Act of 2002

                  (b)      Reports on Form 8-K

                           None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    August 14, 2002              ATS MEDICAL, INC.



                                      By:      /s/ Richard W. Kramp
                                               --------------------
                                               Richard W. Kramp
                                               (Principal Financial Officer and
                                               Authorized Signatory)

                                  EXHIBIT INDEX

EXHIBIT NUMBER            DESCRIPTION

10.1                      Letter Agreement dated June 27, 2002 with Sulzer Carbomedics Inc. amending the O.E.M.
                          Supply Agreement dated September 24, 1990 and the Carbon Agreement dated December 29, 1999

99.1                      Cautionary Statements

99.2                      Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

99.3                      Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanex - Oxley Act of 2002

                                       18