Form 10-Q
period 2002-09-30
ATS MEDICAL INC
filed 2002-11-12
CIK 824068

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           X Quarterly report pursuant to Section 13 or 15(d) of the
           -             Securities Exchange Act of 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
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

                                  Yes X  No
                                     ---   ---

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                  Yes    No X
                                     ---   ---

         The number of shares outstanding of each of the registrant's classes of common stock as of November 11, 2002 was:


         Common Stock $.01 par value   22,305,920 shares

                                ATS MEDICAL, INC.

                                      INDEX

PART I.    FINANCIAL INFORMATION                                      PAGE
Item 1.    Statements of Financial Position -                          3
           September 30, 2002 (unaudited) and
           December 31, 2001

           Statements of Operations -                                  4
           Three and Nine Months Ended September 30, 2002 and
           2001 (unaudited)

           Statements of Cash Flows -                                  5
           Nine Months Ended September 30, 2002 and
           2001 (unaudited)

           Notes to Financial Statements                               6

Item 2.    Management's Discussion and Analysis of                     8
           Financial Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures About              15
           Market Risk

Item 4.    Controls and Procedures                                     15

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                           16

Item 2.    Changes in Securities                                       16

Item 3.    Default Upon Senior Securities                              16

Item 4.    Submission of Matters to a Vote of                          16
           Security Holders

Item 5.    Other Information                                           16

Item 6     Exhibit and Reports on Form 8-K                             16

           Signatures                                                  17

ITEM 1. FINANCIAL STATEMENTS

ATS MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION

                                                                    September 30,         December 31,
                                                                        2002                  2001
                                                                    -------------         ------------
ASSETS                                                               (Unaudited)             (Note)

Current assets:
   Cash and cash equivalents                                        $  7,945,250         $  5,078,750
   Short-term investments                                              1,498,476            7,698,290
                                                                    ------------         ------------
                                                                       9,443,726           12,777,040
   Accounts receivable, less allowance of $415,000
      in 2002 and $400,000 in 2001                                     3,876,874            4,082,992
   Inventories                                                        16,285,771           17,348,901
   Prepaid expenses                                                      234,421              570,716
                                                                    ------------         ------------
Total current assets                                                  29,840,792           34,779,649

Furniture, machinery and equipment, net                                6,119,828            6,753,483

Inventories                                                           40,000,000           40,000,000

Technology license                                                    18,500,000           13,000,000

Other assets                                                             438,785              438,100
                                                                    ------------         ------------
Total assets                                                        $ 94,899,405         $ 94,971,232
                                                                    ============         ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                 $    211,402         $  1,345,780
   Notes payable                                                       2,500,000                   --
   Accrued liabilities                                                 1,957,400            1,402,203
                                                                    ------------         ------------
Total current liabilities                                              4,668,802            2,747,983

Long-term debt                                                        11,339,000                   --

Shareholders' equity:
   Common Stock, $.01 par value:
     Authorized 40,000,000 shares; Issued and
      outstanding 22,281,325 and 22,203,940 shares at
      September 30, 2002 and December 31, 2001, respectively             222,813              222,039
   Additional paid-in capital                                        111,462,485          111,354,615
   Accumulated deficit                                               (32,793,695)         (19,353,405)
                                                                    ------------         ------------
Total shareholders' equity                                            78,891,603           92,223,249
                                                                    ------------         ------------
Total liabilities and shareholders' equity                          $ 94,899,405         $ 94,971,232
                                                                    ============         ============

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

ATS MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

                                                    Three months ended September 30,      Nine months ended September 30,
                                                        2002               2001               2002               2001
                                                    ------------       ------------       ------------       ------------
Net sales                                           $  3,184,351       $  3,744,095       $  9,561,856       $ 12,412,890
Less cost of goods sold                                2,179,420          3,252,971          7,194,342          8,733,319
                                                    ------------       ------------       ------------       ------------
Gross profit                                           1,004,931            491,124          2,367,514          3,679,571

Expenses:
  Research, development and engineering                  345,790          1,102,737          1,940,140          2,951,613
  Sales and marketing                                    389,432          1,304,415          2,691,637          3,603,502
  General and administrative                             634,882            658,085          2,089,450          2,327,372
  Impairment of technology license                             0                  0          8,100,000                  0
  Reorganization expenses                                 22,897                  0            888,081                  0
                                                    ------------       ------------       ------------       ------------
Total expenses                                         1,393,001          3,065,237         15,709,308          8,882,487
                                                    ------------       ------------       ------------       ------------
Operating loss                                          (388,070)        (2,574,113)       (13,341,794)        (5,202,916)

Interest expense                                        (239,000)                 0           (239,000)                 0
Interest income                                           37,864            199,803            140,504            905,526
                                                    ------------       ------------       ------------       ------------
Net loss                                            $   (589,206)      $ (2,374,310)      $(13,440,290)      $ (4,297,390)
                                                    ============       ============       ============       ============

Net loss per share:
    Basic and diluted                               $      (0.03)      $     ( 0.11)      $      (0.60)      $      (0.19)

Weighted average number of shares outstanding:
    Basic and diluted                                 22,270,880         22,179,009         22,245,458         22,145,413

See notes to condensed financial statements.

ATS MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                           2002               2001
                                                       ------------       ------------
OPERATING ACTIVITIES
Net loss                                               $(13,440,290)      $ (4,297,390)
Adjustment to reconcile net loss to net cash
   used in operating activities:
     Depreciation                                           536,544            504,887
     Loss on disposal of equipment                           29,790             11,307
     Imputed interest long-term debt                        239,000                  0
     Impairment of technology license                     8,100,000                  0
     Changes in operating assets and liabilities:
        Accounts receivable                                 206,118           (591,101)
        Inventories                                       1,063,130         (3,315,525)
        Prepaid expenses                                    336,295            300,912
        Other assets                                           (685)           (12,063)
        Accounts payable and accrued expenses              (579,181)        (1,015,460)
                                                       ------------       ------------
Net cash used in operating activities                    (3,509,279)        (8,414,433)

INVESTING ACTIVITIES
Purchase of short-term investments                       (2,612,008)       (16,691,055)
Sale of short-term investments                            8,811,822         20,685,689
Purchases of furniture, machinery and equipment             (97,468)        (3,158,370)
Proceeds on disposal of equipment                           164,789                  0
                                                       ------------       ------------
Net cash provided by investing activities                 6,267,135            836,264

FINANCING ACTIVITIES
Net proceeds from sale of common stock                      108,644            474,740
                                                       ------------       ------------
Net cash provided by financing activities                   108,644            474,740

Increase (decrease) in cash and cash equivalents          2,866,500         (7,103,429)
Cash and cash equivalents at beginning of period          5,078,750         14,804,195
                                                       ------------       ------------
Cash and cash equivalents at end of period             $  7,945,250       $  7,700,766
                                                       ============       ============

See notes to condensed financial statements.

ATS MEDICAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2002

Note A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Note B - COMMITMENTS

In June, 2002 the Company amended the supply and technology transfer agreements it has with Carbomedics. The amendment to the supply agreement suspends component set purchases until January 2007. This postpones component purchases totaling approximately $3 million in 2002 and approximately $18 million for the years 2003 to 2006. In January of 2007, the purchase obligations for 2003 would resume, with the obligations for 2004 through 2006 to follow in each subsequent year. In addition, the technology transfer fee of $5,000,000 due at the end of 2002 will be paid in two equal installments in June and December of 2003. The Company will pay interest at the rate of 7% on this note from the original due date until the payment date. Furthermore, the technology payments due in 2003, 2004, 2005 and 2006 totaling $23 million begin to be paid based on a percentage of the value of the inventories drawn down starting in January of 2005 with the first payment in June 2005 and subsequent payments every six months based on a percent of the inventory drawn down during the previous six months. The Company has recorded a $2.4 million discount on the non-interest bearing debt owed to Carbomedics for milestones achieved to date. The discount is to be amortized as interest expense over the estimated term of the debt. As part of this agreement, the Company has provided Carbomedics a security interest in its inventories covering all of its material obligations under its agreements with Carbomedics.

Note C - IMPAIRMENT OF TECHNOLOGY LICENSE

At the end of the first quarter of 2002, the Company evaluated the carrying value of its technology license asset of $13 million in accordance with the provisions of FASB Statement 142 (FASB No. 142), Goodwill and Other Intangible Assets, which were effective for the Company as of January 1, 2002. Utilizing a discounted cash flow model, that analysis indicated the asset's carrying value was recoverable and the Company recognized no impairment as a result of the adoption of FASB No. 142. In the second quarter of 2002, the Company experienced decreased sales volumes, decreased average selling prices and initiated certain restructuring activities pertaining to its executive team and the manner in which it sells its product, changing from a direct sales force to a hybrid sales force of a few direct salespeople and several independent manufacturers representatives. In response to these conditions, the Company modified its pricing strategy and sales volume estimates in conjunction with the reorganization plan implemented and the increased competitive pressures in the European market. As a result of these conditions and changes, the Company reviewed its future cash flow analysis and changed its expectations of the sales volumes estimated and its selling prices of the heart valve in the cash flow model to evaluate the recoverability of its technology license. When compared to the revised fair value as calculated by discounting the new future cash flows projections at June 30, 2002, the Company determined a non-cash charge representing an impairment of this asset needed to be recognized in the amount of $8.1 million in the second quarter. This charge also reflects in part the effect of the amended milestone payments in the early years of the technology transfer agreement relative to the benefits of lower cost carbon not being realized until future years after the depletion of inventories currently on hand.

Note D - REORGANIZATION OF THE COMPANY

In June 2002, the Board of Directors decided to implement new cost containment measures and to seek a new management team to lead the business. As part of these cost reduction measures, one half of the workforce, including all of the executive officers of the Company with the exception of the Company's CEO at that time, were released from employment. The Company had 41 employees at June 30, 2002 compared to 131 employees at June 30, 2001. For the quarter ended June 30, 2002 the Company had $865,184 in reorganization expenses. During the quarter ended September 30, 2002, the Company had an additional $22,897 in reorganization expenses, bringing the total to $888,081. The reorganization expenses consist of approximately $743,600 of severance pay and benefits, and $144,500 of rent that was expensed for the vacated portion of the Company's leased facility. Of the total reorganization expenses approximately $345,000 has not been paid as of September 30, 2002. In the fourth quarter, 2002 the Company will be accruing approximately $220,000 in additional reorganization expense related to releasing the Company's former CEO from employment.

Note E - Subsequent Event

On September 22, 2002, the Company communicated to its distributor covering France and Belgium that it was in violation of several conditions of its distributor agreement. The distributor failed to cure these defaults, resulting in the termination of the distributor agreement between the two parties effective October 22, 2002. The distributor has the right to return all valves to the Company as a result of the early termination clause within the distributor agreement. The Company anticipates that a termination charge of approximately $700,000 will be recorded in the fourth quarter, representing the margin on the valves that are expected to be returned to the Company and the estimated costs related to restocking such inventory for resale.

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

During 2001 we hired a direct sales force and began selling the ATS heart valve in the United States. As a result of these efforts, our U.S. sales as a percentage of our overall sales increased from 4% in 2000 to 12% in 2001 and 21% as of the third quarter 2002. Due to the cost of maintaining a full direct sales force, however, we decided in mid-June 2002 to switch to a hybrid sales force in the U.S. consisting of our top performing direct sales people plus independent manufacturers representatives who are now being recruited. During the quarter ended September 30, 2002, we signed contracts with two major independent representative organizations.

In the U.S. market, ATS reports the selling price to the hospital, net of sales commission in the case of U.S. distributor sales. In non-U.S. markets, ATS reports the selling price to the distributor. As U.S. sales increase as a percentage of overall sales, the overall average selling price may increase, even though the average selling prices in some non-U.S. markets may be steady or declining. Hospital administrators continue to apply pressure for lower prices, and the willingness of competitors to reduce prices will continue to put pressure on revenue growth and margins.

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

We also renegotiated the timing of the technology fee payments due under the carbon agreement with Carbomedics, such that, the $5 million payment that would have been due in December 2002 will now be paid in two equal installments in June and December 2003. ATS will pay interest at the rate of 7% on this note from the original due date until the payment date. Furthermore, the technology payments initially due in 2003, 2004, 2005 and 2006 totaling a maximum of $23 million for milestones achieved by the Company will begin to be paid based on a percentage of the value of the inventories drawn down starting in January of 2005 with the first payment in June 2005 and subsequent payments every six months based on a percent of the inventories drawn down during the previous six months. These adjustments to the timing of cash disbursements, relative to our two agreements with Carbomedics, together with our reduced operating costs are projected to provide working capital through 2005. As a part of this agreement, we have provided Carbomedics a security interest in our inventories covering all of our material obligations under our agreement with Carbomedics.

In our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001, we identified critical accounting policies and estimates for our business. There have been no material changes in these polices and estimates during the nine months ended September 30, 2002.

Results of Operations

Net sales for the quarter ended September 30, 2002 decreased 15% to $3,184,351 compared to $3,744,095 for the quarter ended September 30, 2001. Net sales for the nine months ended September 30, 2002 totaled $9,561,856 compared to $12,412,890 for the nine months ended September 30, 2001. Unit sales for the quarter ended September 30, 2002 decreased approximately 7% compared to unit sales for the quarter ended September 30, 2001. For the nine months ended September 30, 2002, unit sales decreased 17% compared to nine months ended September 30, 2002. The decrease in unit sales from last year's units sales was primarily attributable to Europe where Italy remains on distributor accounting and France did not place orders in the second or third quarters of 2002. The average selling price for the three months ended September 30, 2002 decreased 9% compared to the average selling price for three months ended September 30, 2002. For the nine months ended September 30, 2002 the average selling price decreased 7 % compared to the nine months ended September 30, 2001. The decreases in average selling price is primarily attributable to lower prices in Europe due to competitive pricing. Revenue in the United States decreased 28% in the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001 as we are in the midst of reorganizing our sales representation. The transition to a new distributor in Germany was successfully completed during the third quarter 2002.

On September 22, 2002, the Company communicated to its distributor covering France and Belgium that it was in violation of several conditions of its distributor agreement. The distributor failed to cure these defaults, resulting in the termination of the distributor agreement between the two parties effective October 22, 2002. The distributor has the right to return all valves to the Company as a result of the early termination clause within the distributor Agreement. The Company anticipates that a termination charge of approximately $700,000 will be recorded in the fourth quarter, representing the margin on the valves that are expected to be returned to the Company and the estimated costs related to restocking such inventory for resale.

In the United States, we had established a direct sales force to sell the valve during the first several months of 2001. In mid-June 2002, we took certain cost savings measures including a reduction in our work force which included the majority of our direct sales people. Independent manufacturers representatives are being recruited to take the place of the former direct territories affected by the reduction in force. We will to continue our efforts to organize our sales distribution in the U.S. during the fourth quarter 2002 and the first quarter 2003. Valves are consigned to hospitals desiring to use the ATS valve and a sale is recorded once the valve is implanted. The "sales cycle" for new accounts can take from one to three months and we anticipate additional delays caused by the transition from direct sales to sales through independent representatives. We feel that we have a superior product, however, our competitors have larger sales staffs and greater financial resources so they are currently able to reach more potential customers. The rate at which we will open new accounts and realize new implants with our hybrid sales force is difficult to forecast from quarter to quarter.

Another factor that may affect sales is the recent introduction into the U.S. market of the ATS Aortic Valves Graft ("AVG"). On June 7, 2002, the FDA approved our PMA Supplement Application for our ATS AVG. The AVG is designed to be used when replacement of the aortic valve and a portion of the ascending aorta is needed. Our sales of AVGs in other approved markets has been approximately 7% of sales and we expect similar results in the U.S. market.

Cost of goods sold including under absorbed manufacturing costs for the three months ended September 30, 2002 totaled $2,179,420 or 68% of net sales compared to $3,252,971 or 87% of net sales for the three months ended September 30, 2001. The decrease in cost of goods sold in the third quarter of 2002 primarily results from a $1,000,000 charge against inventory relating to the lower of cost or market in the third quarter of 2001. For the nine months ended September 30, 2002, cost of goods sold, including under absorbed manufacturing costs, totaled $7,194,342 or 75% of net sales compared to $8,733,319 or 70% of net sales for the nine months ended September 30, 2001.

Gross profit totaled $1,004,931 for the quarter ended September 30, 2002 or 32% of net sales, compared to gross profit of $491,124 or 13% of net sales for the quarter ended September 30, 2001. For the nine months ended September 30, 2002 gross profit totaled $2,367,514 or 25% of net sales compared to gross profit for the nine months ended September 30, 2001 of $3,679,571 or 30% of net sales.

Research, development and engineering expenses totaled $345,790 for the quarter ended September 30, 2002 versus $1,102,737 for the quarter ended September 30, 2001, a decrease of 69%. For the nine months ended September 30, 2002 research, development and engineering expenses totaled $1,940,140 a decrease of 34% over the $2,951,613 research, development and engineering expense reported for the nine months ended September 30, 2001. Approximately 78% of research and development expenses for the nine months ended September 30, 2002 were related to our own carbon manufacturing facility. Our focus during 2001 and the first quarter of 2002 was making qualification and verification coating runs, training ATS personnel on the new carbon manufacturing equipment installed during the period, and documenting procedures. This culminated with the submissions at the end of the first quarter 2002 to the TUV, who we use as a notified body for our European approval, and to the U.S. Food and Drug Administration. On May 29, 2002, we received notification from the FDA of full approval of our carbon manufacturing plant. As our existing inventories are depleted over the next few years, components from this facility are expected to allow for significant reduction in the cost of goods sold.

Sales and marketing expenses decreased in the quarter ended September 30, 2002 to $389,432 compared to $1,304,415 in the quarter ended September 30, 2001. For the nine months ended September 30, 2002 sales and marketing expenses totaled $2,691,637 compared to $3,603,502 for the nine months ended September 30, 2001. The decrease in expenses is due to the restructuring that took place in June 2002. Since the restructuring, we are utilizing a hybrid sales force consisting of direct sales people and independent manufacturers representatives. As of September 30, 2002, we have signed contracts with two major independent representative organizations.

General and administrative expenses totaled $634,882 for the three months ended September 30, 2002 a slight decrease from the $658,085 reported for the three months ended September 30, 2001. For the nine months ended September 30, 2002 general and administrative expenses totaled $2,089,450, down 10% from the $2,327,372 general and administrative expense reported for the nine months ended September 30, 2001. The decrease is due to fewer personnel in the general and administrative departments during the third quarter 2002 compared to third quarter 2001.

For the quarter ended June 30, 2002, we took an impairment charge on our technology license in the amount of $8,100,000. During that quarter, we reached three additional milestones in conjunction with our technology license agreement with Carbomedics, which resulted in an additional $13.6 million of long-term obligations to be recognized on our balance sheet. At the end of our first quarter of 2002, we evaluated the carrying value of our technology license asset of $13 million in accordance with the provisions of FASB Statement 142 (FASB No.
142), Goodwill and Other Intangible Assets, which were effective for the Company as of January 1, 2002. Utilizing a discounted cash flow model, that analysis indicated the asset's carrying value was recoverable and we recognized no impairment as a result of the adoption of FASB NO. 142. In the second quarter of 2002, we experienced decreased sales volumes, decreased average selling prices and initiated certain restructuring activities pertaining to our executive team and the manner in which we sell our products from a direct sales force to a hybrid sales force of a few direct salespeople and several independent manufacturers representatives. In response to these conditions, we modified our pricing strategy and sales volume estimates in conjunction with the reorganization plan implemented and the increased competitive pressures in the European market. As a result of these conditions and changes, we reviewed our future cash flow analysis and changed our expectations of the sales volume estimates and selling prices of the heart valve in the cash flow model to evaluate the recoverability of our technology license. When compared to the revised fair value as calculated by discounting the changed future cash flows at June 30, 2002, we determined a non-cash charge representing an impairment of this asset needed to be recognized in the amount of $8.1 million in the second quarter. This charge also reflects in part the effect of the amended milestone payments in the early years of the technology transfer agreement relative to the benefits of lower cost carbon not being realized until future years after the depletion of inventories currently on hand.

For the quarter ended September 30, 2002, we had an additional $22,897 in reorganization expense, bringing the total to $888,081. In June 2002, management proposed new cost containment measures and the Board of Directors decided to implement the new measures and to seek a new management team to lead the business. As part of these cost reduction measures, one half of the workforce, including all of the executive officers of the Company with the exception of the Company's CEO at that time, were released from employment. As of September 30, 2002 we had 43 employees compared to 121 employees at September 30, 2001. The reorganization expenses consist of approximately $743,600 of severance pay and benefits, and $144,500 of rent that was expensed for the vacated portion of the Company's leased facility. Of the total reorganization expenses approximately $345,000 has not been paid as of September 30, 2002. In the fourth quarter, 2002 the Company will be accruing approximately $220,000 in additional reorganization expense related to releasing the Company's former CEO from employment.

For the quarter ended September 30, 2002, we recognized interest expense of $239,000 on the long-term debt. This interest results from the amortization of the $2.4 million discount amount on the non-interest bearing debt owed to Carbomedics for milestones achieved to date on the technology transfer agreement.

Interest income totaled $37,864 for the quarter ended September 30, 2002 compared to $199,803 for the quarter ended September 30, 2001. Interest income for the nine months ended September 30, 2002 totaled $140,504 compared to $905,526 for the nine months ended September 30, 2001. The decreases in interest income for the quarter and the nine months ended September 30, 2002 were the result of lower average investable cash balances and lower interest rates.

ATS recorded a net loss of $589,206 or ($0.03) per share for the quarter ended September 30, 2002 compared to a net loss of $2,374,310 or ($0.11) per share for the quarter ended September 30, 2001. This decrease in net loss is primarily attributable to the cost reduction measures put into place last quarter. For the nine months ended September 30, 2002, the company recorded a net loss of $13,440,290 or ($0.60) per share compared to a net loss of $4,297,390 or ($0.19)
per share for the nine months ended September 30, 2001. The decreases in gross margin and interest income, coupled with the impairment charge and reorganization expenses, were the reasons for the increased loss. We are recruiting independent manufacturers representatives in the United States and making some changes in our international representation to increase sales and to return to profitability in future quarters.

ATS has accumulated approximately $21 million of net operating loss (NOL) carryforwards for U.S. tax purposes. ATS believes that its ability to fully utilize the existing net operating loss carryforwards could be restricted on a portion of the NOL for changes in control that may have occurred or may occur in the future. We have not accrued any tax benefits for such tax loss benefit.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments decreased by $3,333,314 from $12,777,040 at December 31, 2001 to $9,443,726 at September 30, 2002. Inventory
purchases and operating losses including the reorganization expenses were primarily responsible for the cash used during fiscal 2002. With the reductions in personnel and spending enacted by ATS in the second quarter 2002, we were cash flow positive by $991,000 for the quarter ended September 30, 2002.

Accounts receivable decreased from $4,082,992 at December 31, 2001 to $3,876,874 at September 30, 2002. The majority of the receivable balances are amounts owing from our international customers, where payments terms are 60 days or longer.

Current liabilities increased $1,920,819 from $2,747,983 at December 31, 2001 to $4,668,802 at September 30, 2002. The majority of this increase is a $2.5 million short-term note on the technology transfer payment due in June 2003 netted against a decrease in accounts payables.

ATS had contracted to purchase $8.4 million of components during 2002 in accordance with the terms of its supply agreement with Carbomedics. On June 27, 2002 this agreement was amended to suspend carbon component purchases until January 2007, except for the current work in process that we received in the third quarter 2002. This suspension of component purchases will reduce cash expenditures for the Company by approximately $3 million dollars in 2002. For the years 2003 to 2006, the total deferred expenditures will be approximately $18 million.

Under the carbon agreement entered into in December 1999, ATS agreed to pay Carbomedics a license fee of $41 million in annual installments ending in December 2006. In addition to granting ATS an exclusive worldwide right and license to use its carbon coating technology to manufacture pyrolytic carbon components for the ATS valve under this agreement, Carbomedics agreed to assist ATS in designing, building and commencing operations in its own pyrolytic carbon production facility in Minneapolis, Minnesota. In May 2002, the Company received notice of approval of its carbon plant from the U.S. Food and Drug Administration. At the end of June 2002, the timing of the technology fee payments was delayed. The $5 million payment that was due in December 2002 will be paid in two equal installments in June and December of 2003. The technology transfer fees due in subsequent years will be paid in semi-annual installments beginning in June 2005 in amounts equal to a percentage of the reduction in inventory occurring in the previous six months. These adjustments to the timing of cash disbursements, relative to our two agreements with Carbomedics, will defer cash expenditures of approximately $8 million dollars in 2002.

In the quarter ended September 30, 2002, we recorded imputed interest in the amount of $239,000, which increased the long-term debt amount to $11,339,000. In June 2002, long-term debt in the amount of $11,100,000 was set up for the discounted amounts owing to Carbomedics for milestones achieved on the technology transfer agreement that are payable in December 2003 and semi-annual installments beginning June 2005 and beyond. The total amount owing for milestones already achieved is $16 million, of which, $2.5 million is a short-term note in current liabilities due in June 2003, $2.5 million is due in December 2003, and the remaining $11 million is due starting in June 2005 and continuing in semi-annual installments based on inventory reduction until the total amount is paid in full. There is no interest being charged to the Company on the $11 million portion, so a present value calculation was done using a 7% interest rate and this amount was discounted $2.4 million to determine the long term liability. The adjustments to the timing of cash disbursements, relative to our two agreements with Carbomedics, together with our reduced operating costs have significantly strengthened our present and projected cash position.

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

THE SINGLE EUROPEAN CURRENCY

A significant portion of our sales occur in Europe. We sell to all of our customers in U.S. dollars. Our selling prices are similar to most of our European distributors and therefore should not cause significant disruption whether in U.S. dollars or Euros. From its introduction in January 1999, the rate of exchange for the Euro versus the U.S. dollar declined by as much as 34%, although it has recovered substantially all of that decline over the last 90 days. Several of our European distributors were unable to increase their local currency selling price for the valve, and, as a result, they informed us that their profits were being significantly reduced and we adjusted our pricing to give them some relief. Europe is a very important market for us. Disruption or loss of a portion of the European business could have a material and adverse impact on our financial position.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Controller, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Controller concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings.

(b) Changes in Internal Control

There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          On July 31, 2002, the Company received a written notification from Nasdaq that it does not comply with the $1.00 minimum bid price continued listing standard of The Nasdaq National Market and thus may be delisted from The Nasdaq National Market. The Company had 90 calendar days, or until October 29, 2002, to demonstrate compliance by having the bid price of the Company's common stock close at $1.00 per share or more for a minimum of 10 consecutive trading days. On October 30, 2002, the Company filed an application with Nasdaq to transfer its common stock listing to The Nasdaq SmallCap Market. The Company anticipates that this application will be approved within the next few weeks and that the listing of its common stock will then move to the Nasdaq SmallCap Market. The Company will then have until January 27, 2003 (or July 28, 2003, if the Company then satisfies all other criteria for listing on the Nasdaq SmallCap Market) to satisfy the $1.00 minimum bid price continued listing standard for the Nasdaq SmallCap Market. If it fails to satisfy the minimum bid price requirement at that time, it may then be delisted from the Nasdaq SmallCap Market.

Item 6.   Exhibits and Reports on Form 8-K

          (a)      Exhibits

     99.1 Cautionary Statements
     99.2 Certification of the Chief Executive Officer pursuant to 18 U.S.C.
          Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     99.3 Certification of the Controller pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b)      Reports on Form 8-K

                   None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    November 12, 2002             ATS MEDICAL, INC.



                                       By: /s/ Michael D. Dale
                                          --------------------------------------
                                          Michael D. Dale, Chief Executive
                                          Officer (Principal Executive Officer
                                          and Authorized Signatory)


                                       By: /s/ Deborah K. Chapman
                                          --------------------------------------
                                          Deborah K. Chapman, Controller
                                          (Principal Accounting Officer)

                                 CERTIFICATIONS

         I, Michael D. Dale, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of ATS Medical, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
                                                  /s/ Michael D. Dale
                                                  ------------------------------
                                                  Name: Michael D. Dale
                                                  Title: Chief Executive Officer

                                 CERTIFICATIONS

         I, Deborah Chapman, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of ATS Medical, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
                                                       /s/ Deborah K. Chapman
                                                       ------------------------
                                                       Name: Deborah K. Chapman
                                                       Title: Controller

                                  EXHIBIT INDEX

EXHIBIT NUMBER        DESCRIPTION
   99.1               Cautionary Statements

   99.2               Certification of the Chief Executive Officer pursuant to
                      18 U.S.C. Section 1350 as adopted pursuant to Section 906
                      of the Sarbanes-Oxley Act of 2002

   99.3               Certification of the Controller pursuant to 18 U.S.C.
                      Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002