Form 10-K
period 2002-12-31
ATS MEDICAL INC
filed 2003-03-26
CIK 824068

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    ---------

                                    FORM 10-K
             X Annual report pursuant to Section 13 or 15(d) of the
            --
                         Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                  Yes     No X
                                     ---    ---

         The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 28, 2002, was approximately $11,861,627 (based on the last sale price of such stock as reported by the NASDAQ National Market).

         The number of shares outstanding of each of the registrant's classes of common stock as of March 21, 2003, was:

         Common Stock, $.01 par value               22,324,990 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

         Pursuant to General Instruction G, the responses to Items 5, 6, 7, 7A and 8 of Part II of this report are incorporated by reference to certain information contained in the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2002 and the responses to Items 10, 11, 12 and 13 of Part III of this report are incorporated herein by reference to certain information contained in the registrant's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders to be held on April 30, 2003.

                                ATS MEDICAL, INC.
                                 2002 FORM 10-K

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

ATS Medical, Inc. is a Minnesota corporation founded in June, 1987. We manufacture and market a mechanical bileaflet heart valve with a unique open pivot design. Our valve is used to treat heart valve failure caused by the natural aging process, rheumatic heart disease, prosthetic valve failure and congenital defects. Mechanical heart valves have been in use since the early 1960s. The worldwide market for mechanical heart valves was estimated to exceed $400 million in 2002.

The ATS Open Pivot(R) mechanical heart valve ("ATS Open Pivot(R) MHV") is designed to be an evolutionary improvement upon currently available mechanical heart valves by incorporating a pivot consisting of protruding spheres upon which the leaflets of the valve pivot to open and close. This unique open pivot has been designed to eliminate the cavity associated with the pivot of other bileaflet valves and to improve the ability of the blood to flow through the valve without forming clots. We began selling the ATS Open Pivot(R) MHV in international markets in 1992. In October 2000, we received FDA approval to sell the ATS Open Pivot(R) MHV in the United States.

PROSTHETIC HEART VALVE MARKET

There are two types of replacement heart valves: tissue and mechanical. Tissue valves are made from animal or cadaver tissue or in some cases the patient's own tissue. Tissue valves do not present the same level of risk of blood clotting around the valve as mechanical valves. Tissue valves, however, have limited long-term durability due to calcification and deterioration. If a tissue valve fails, a new valve must be implanted, requiring another open heart surgery. Mechanical valves are made from durable materials such as metals and carbon. In vitro testing of current pyrolytic carbon mechanical valves has yielded estimated useful lives in excess of any patient's lifetime. Current mechanical valves, however, require the use of anti-coagulants to prevent formation of blood clots; tissue valves generally do not require anti-coagulant treatment. Tissue valves are generally prescribed for patients who are less able to tolerate anti-coagulants due to conditions such as gastrointestinal ulcers or liver dysfunction, elderly patients, women in their childbearing years and very active people.

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

In addition to heart surgeons, administrators or business managers at hospitals and clinics have become increasingly influential in the purchase decision-making process in recent years. The increasing emphasis on medical cost containment in most world markets has elevated the decision-making power of the administrator. The administrator tends to focus on cost-effectiveness and, in some markets, primarily on the cost of the valve.

We estimate that the total heart valve market in the U.S. in 2002 was approximately $390 million. We estimate that approximately 77,500 heart valve replacement surgeries were conducted in the United States in 2001.

THE ATS OPEN PIVOT(R) MHV

Our product is designed to improve upon existing mechanical heart valves by combining a proprietary open pivot design and other innovative features with the widely accepted biocompatibility and durability of pyrolytic carbon. The standard ATS heart valve is available in seven sizes ranging from 19mm to 31mm in diameter, with sewing cuffs for either aortic valve or mitral valve replacement. In 1994, we introduced the Advanced Performance series of the ATS heart valve in international markets. This valve is available in seven sizes ranging from 16mm to 28mm in diameter. Our 16mm valve is currently the world's smallest mechanical valve.

The major design features of the ATS Open Pivot(R) MHV are:

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

         A THIN BUT DURABLE ORIFICE. The orifice of the ATS heart valve is manufactured using a mandrel which is coated with pyrolytic carbon. The mandrel is then removed, leaving a solid pyrolytic carbon orifice. Some competitive products use an orifice composed of a soft graphite substrate coated with pyrolytic carbon. By eliminating the graphite substrate, we have made the orifice wall thinner, resulting in a larger average inside diameter. The orifice is surrounded by a titanium stiffening ring and is rotatable.

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

         AN ADVANCED SEWING CUFF. The sewing cuff surrounding the orifice of the ATS heart valve is made of double velour polyester and includes a surgical felt ring for ease of sewing. The Advanced Performance series offers an alternative sewing cuff design that allows a valve with a larger inside diameter to be used in small anulus situations.

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

The ATS Open Pivot(R) MHV is designed to provide the following primary advances over currently available mechanical heart valves:

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

         IMPROVED PATIENT QUALITY OF LIFE THROUGH LOWER NOISE LEVELS. Patients with other implanted mechanical heart valves complain of disturbances resulting from the clicking sound created as the valve closes. These disturbances range from irritability and insomnia to paranoia and depression. Spouses of patients with implanted mechanical valves also report disturbances resulting from the noise of the valve. Based on informal surveys, we believe that the ATS heart valve is quieter than our competitors' valves and below the threshold of hearing of most patients. We believe that the reduced noise level of our product further improves the quality of life of the patient.

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

In May 1992, we began to sell the ATS heart valve in Switzerland, Germany, Belgium and the United Kingdom. We received ISO 9001 certification in April 1994 and European Regulatory Approval ("CE") for the ATS heart valve in March 1995. The ISO 9001 certification signifies that our procedures and manufacturing facilities comply with international standards for quality assurance. The CE mark denotes conformity with European standards for safety and allows certified devices to be sold in all European Union countries. By the end of 1995, the ATS heart valve was available in most European countries. We received approval to begin commercial sales in Japan in June 1996 and in Australia in September 1998. In May 2002, we received approval to begin commercial sales in China. We have obtained regulatory approvals in other countries where required. As of December 31, 2002, the ATS heart valve was available for sale in approximately 40 countries worldwide, including in the United States.

In 1997, we introduced an aortic valved graft. The aortic valved graft consists of an ATS heart valve connected to a collagen-impregnated vascular graft. It is used in cases where the aortic valve and a portion of the ascending aorta must be replaced. In June 2002, the FDA approved the ATS aortic valved graft for sales in the United States.

In May 2002, we received full approval from the FDA of our carbon manufacturing plant.

Research, development and engineering expenses totaled $2,425,374 in 2002, $3,905,556 in 2001 and $1,911,815 in 2000.

MARKETING, SALES AND DISTRIBUTION

Our international marketing strategy combines the substantial cardiovascular experience of our management team with a network of experienced cardiovascular surgery representatives to sell the ATS heart valve internationally. We believe that our distribution partners have provided a rapid and cost efficient means of increasing market penetration and commercial acceptance of the ATS heart valve in key international markets. We have been able to attract experienced mechanical valve sales organizations and people familiar with local markets and customs to serve as our representatives.

We market the ATS valve in the United States through a sales organization divided into three regions and 21 sales territories. We focus our sales and marketing efforts on developing awareness of our valve in the approximately 900 U.S. open heart centers.

Currently, we operate in one segment, the sale of a bileaflet mechanical heart valve. At December 31, 2002, we had contracts with independent distributors covering 46 countries outside the United States. Century Medical Inc., a distributor of our products, accounted for more than 10% of our gross sales in 2002. In each of the last three years, we derived the following percentages of our net sales from the geographic regions listed in the table below. See Note 11 under the Notes to Consolidated Financial Statements in Item 8 herein.


                                   SALES AS A PERCENTAGE OF TOTAL REVENUE
                                   --------------------------------------
                                         2002    2001    2000
                                         ----    ----    ----
Europe                                    26%     36%     46%
Asia Pacific                              42      34      34
North America                             19      19       4
Emerging Markets                          13      11      16

Each of our independent distributors has the exclusive right to sell the ATS heart valve within a defined territory. These distributors also market other medical products, although they have agreed not to sell other mechanical heart valves. Most of our distributor agreements establish quotas for sales of the ATS heart valve in the distributor's territory. Under most of the distributor agreements, we may, at our option, terminate the agreement upon the departure of certain key employees of the distributor, if our company experiences a change in control, or if key performance criteria are not met. We sell the ATS heart valve to each distributor F.O.B. Minneapolis, Minnesota. Sales to international distributors are denominated in U.S. dollars. We allow the return of unused valves as long as the valve packaging has not been opened and the sterilization date has not expired. Our sales, marketing and customer service personnel provide professional sales, marketing and promotional support to our independent distributors.

In December 2002, we formed ATS Medical France, a foreign subsidiary to sell our valves directly to hospitals in France. In France, we will consign valves to hospitals and invoice in euros when the valve is implanted.

RELATIONSHIP WITH SULZER CARBOMEDICS

Sulzer Carbomedics ("Carbomedics") developed the basic design from which the ATS heart valve evolved. Carbomedics is the largest and most experienced manufacturer of pyrolytic carbon components used in mechanical heart valves. Carbomedics has also designed and patented numerous mechanical valves. Carbomedics offered to license a patented and partially developed valve to us if we would complete the development of the valve and agree to purchase carbon components from Carbomedics. Since 1990, Carbomedics has been our sole source of the carbon components used in our valve and the licensor of certain technology relating to our product. In December 1999, we restructured our contractual relationships with Carbomedics to lower our cost of carbon components and to begin the technology transfer which will enable us to manufacture those components ourselves.

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

The supply agreement, as amended in June 2002, suspended our purchase obligations for the remainder of 2002 (with the exception of approximately eight weeks of work in process) along with 100% of our purchase obligations for 2003, 2004, 2005 and 2006. In January of 2007 the purchase obligations for 2003 will resume, with the obligations for 2004 through 2006 to follow in each subsequent year.

In December 1999, we entered into a carbon technology agreement with Carbomedics under which we obtained an exclusive, worldwide right and license to use Carbomedics' pyrolytic carbon technology to manufacture components for the ATS heart valve, and a non-exclusive worldwide right and license to use the technology to produce pyrolytic carbon components for other devices and manufacturers, including, after 2008, for other heart valve manufacturers. Under the agreement Carbomedics also agreed to assist us in designing, building, equipping, qualifying and commencing operations in a pyrolytic carbon component production facility in Minneapolis, Minnesota. In return, we have agreed to pay Carbomedics a license fee totaling $41 million in eight installments over seven years, contingent on attainment of specific milestones. Through December 31, 2001, we have made three of the installment payments totaling $13 million. We amended the agreement in June 2002 with Carbomedics, to delay the timing of the technology fee payments. The $5 million payment that was due in December 2002 will be paid in two equal installments in June and December of 2003. The technology transfer fees due in subsequent years will be paid in semi-annual installments beginning in June 2005 in amounts equal to a percentage of the reduction in inventory occurring in the previous six months.

We were obligated under the carbon technology agreement to pay all of the costs of establishing the new carbon production facility, including hourly fees and out-of-pocket expenses of the Carbomedics employees assigned to assist us in setting up the facility. We and Carbomedics have also mutually agreed not to solicit or hire each other's employees (other than sales and marketing employees) for two years after completion of the milestone payments or termination of the agreement.

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

We have established a facility for manufacturing pyrolytic carbon components under the Carbomedics technology agreement. We have leased a 22,900 square-foot area of a building which is currently equipped to produce 10,000 valve sets per year. In May 2002, we received notice of approval of our carbon plant from the U.S. Food and Drug Administration.

Under the terms of our agreement with Carbomedics, we may also elect to have Carbomedics train our personnel how to machine graphite parts, and teach us how to fabricate our own tooling. We have not yet determined whether we will develop these capabilities internally or contract these steps out to third party vendors. In the event we decide to go to third party vendors, then under the agreement Carbomedics will provide the machining and tool fabrication know-how to the vendor. Carbomedics will also qualify the vendor using their current specifications. We currently have in inventory enough carbon components to satisfy our projected requirements for over three years. In addition, we are obligated to resume buying some valve components from Carbomedics in 2007 under the amended supply agreement.

COMPETITION

The prosthetic heart valve market is highly competitive with St. Jude Medical, Inc. as the mechanical valve market share leader. Other companies that sell mechanical valves include Medtronic, Inc., Carbomedics, Edwards Lifesciences, Sorin Biomedica sPa, Medical CV and Medical Carbon Research, Inc. St. Jude Medical, Medtronic, Edward Lifesciences, Sorin Biomedica and CryoLife also sell tissue valves. Many of our competitors have greater financial, manufacturing, and marketing resources than we have.

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

We claim trademark protection on ATS MedicalTM and ATS Open Pivot(R).

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

The FDA approved our PMA Application on October 13, 2000. The approval included five mitral valve sizes (26, 28, 29, 31, and 33mm) and eleven aortic valve sizes (18, 20, 21, 22, 23, 24, 25, 26, 27, 28, and 29mm). A PMA supplement for four additional sizes (16 and 19mm aortic and 24 and 27mm mitral sizes) was approved on May 10, 2001. A PMA supplement for our aortic valved graft was submitted on September 21, 2001 and approval was received on June 7, 2002.

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

Regulation of heart valves varies widely in foreign countries. Foreign countries vary from having no regulations to having a pre-market notice or pre-market approval process. The European Union has adopted rules which require that medical products receive the right to affix the CE mark, an international symbol that denotes conformity with European standards for safety and allows certified devices to be marketed in all European Union countries. As part of the CE compliance, manufacturers are required to comply with the ISO 9000 series of standards for quality operations. We received ISO 9001 certification in 1994 and CE Mark approval in March 1995. We will continue to be subjected to various audits and tests under the European Community directives. In June 1996, we received approval to begin commercial sales in Japan through a Shonin regulatory approval obtained by our distributor, Century Medical, Inc. In September 1998, we received approval from the Therapeutic Goods Administration for commercial sales in Australia. In June 2000, we received regulatory approval to distribute the ATS heart valve in Canada. In January 2003, we receive approval to begin commercial sales in China.

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

PRODUCT LIABILITY AND INSURANCE

Cardiovascular device companies are subject to an inherent risk of product liability and other liability claims in the event that the use of their products results in personal injury. A mechanical heart valve is a life-sustaining device, and the failure of any mechanical heart valve usually results in the death of the patient. We have not received any reports of mechanical failure of our valves implanted to date. Any product liability claim could subject us to costly litigation, damages and adverse publicity.

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

EMPLOYEES

As of January 1, 2003, we had 41 full-time and 5 part-time employees, of whom 9 were engaged in regulatory affairs and quality assurance, 15 in production and 12 in administrative and purchasing and 10 in sales and marketing activities.

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

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are as follows:

Name                                        Age       Position
----                                        ---       --------
Michael D. Dale                              43       Chief Executive Officer, President and Director
Richard A. Curtis                            38       Vice President, Marketing and Business Development

MICHAEL D. DALE has served as our Chief Executive Officer, President and a Director of the Company since October 2002. From 2000 to 2002, Mr. Dale was President of Worldwide Sales and Marketing at Endocardial Solutions, a company that develops, markets and distributes an advanced cardiac mapping system. Mr. Dale joined Endocardial Solutions in December 1998 as Vice President Worldwide Sales. From 1996 to 1998, Mr. Dale was Vice President of Global Sales for Cyberonics, Inc., a medical device company, and additionally was managing director of Cyberonics Europe S.A. From 1988 to 1996, Mr. Dale served in several capacities at St. Jude Medical, most recently as the Business Unit Director for St. Jude Europe. Mr. Dale is on the Board of Directors of Medamicus, Inc., a medical products company that designs, develops, manufactures and markets percutaneous delivery solutions.

RICHARD A. CURTIS has served as our Vice President of Marketing and Business Development since December 2002. Prior to joining the Company, Mr. Curtis was Vice President of Corporate Development at Cardinal Health, Inc., a provider of healthcare products and services, from September 2001 to November 2002. From 1999 to 2001, Mr. Curtis was Vice President of Business Development for Hill-Rom, Inc., a provider of patient care environment and therapy solutions, and from 1997 to 1999, he was a Director of Corporate Development at Hillenbrand Industries, a health care and funeral services provider.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The information contained under the heading "Common Stock Information" on page 17 of the Company's Annual Report to Shareholder's for the year ended December 31, 2002 (the "Annual Report to Shareholders") is incorporated herein by reference.


ITEM 6. SELECTED FINANCIAL DATA

The information contained under the heading "Financial Highlights" on page 1 of the Annual Report to Shareholders is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 10 to 16 of the Annual Report to Shareholders is incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations--Quantitative and Qualitative Disclosures About Market Risk" on page 16 of the Annual Report to Shareholders is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information contained under the headings "Report of Independent Auditors," "Consolidated Statements of Financial Position," "Consolidated Statements of Operations," "Consolidated Statement of Changes in Shareholders' Equity," "Consolidated Statements of Cash Flows," and "Notes to Consolidated Financial Statements" on pages 17 to 28 of the Annual Report to Shareholders is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See Part I of this Report for certain information regarding the Company's executive officers. Pursuant to General Instruction G(3), reference is made to information contained under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 2003, which information is incorporated herein.

ITEM 11. EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3), reference is made to information contained under the headings "Executive Compensation" and "Compensation of Directors" in the Company's definitive proxy statement for its 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 2003, which information is incorporated herein, excluding the "Report of the Compensation Committee Concerning Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to General Instruction G(3), reference is made to information contained under the headings "Security Ownership of Certain Beneficial Owners and Management", "Equity Compensation Plan Information" and "Election of Directors" in the Company's definitive proxy statement for its 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 2003, which information is incorporated herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. CONTROLS AND PROCEDURES

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

Report of Independent Auditors.

Consolidated Statements of Financial Position at December 31, 2002 and 2001.

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000.

Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 2002, 2001 and 2000.

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.

Notes to Consolidated Financial Statements.

(a) 2. FINANCIAL STATEMENT SCHEDULES

Please see Schedule II - Valuation and Qualifying Accounts and Reserves on page 20.

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

10.3**   Agreement between the Company and Manuel A. Villafana dated September
         11, 2001 (Incorporated by reference to Exhibit 10.3 to the Company's
         Form 10-K for the year ended December 31, 2001 (the "2001 Form 10-K")).

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

10.12**  Employment Agreement between the Company and Michael D. Dale dated
         September 18, 2002.

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

10.17 Letter Agreement between the Company and Sulzer Carbomedics, Inc., dated June 27, 2002 (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 20, 2002).

10.18    Line of Credit dated August 11, 1994, between the Company and First
         Bank National Association (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1994).

10.19 Form of International Distributor Agreement (Incorporated by reference to Exhibit 10.22 to the 1994 Form 10-K).

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

10.23**  Letter Agreement dated November 1, 2002, extending the agreement dated
         September 11, 2001 between the Company and Manuel A. Villafana.

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

10.26** 1998 Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10.25 to the 1998 Form 10-K).

10.27*   Carbon Agreement by and between Sulzer Carbomedics, Inc. and ATS
         Medical, Inc., dated December 29, 1999 (confidential treatment granted)
         (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on January 13, 2000 (the "January 2000 Form 8-K").

10.28*   Amendment 7 to OEM Supply Contract by and between Sulzer Carbomedics,
         Inc. and ATS Medical, Inc., dated December 29, 1999 (confidential treatment granted) (Incorporated by reference to Exhibit 99.2 to the January 2000 Form 8-K).

10.29*   Amendment 2 to License Agreement by and between Sulzer Carbomedics,
         Inc. and ATS Medical, Inc., dated December 29, 1999 (confidential treatment granted) (Incorporated by reference to Exhibit 99.3 to the January 2000 Form 8-K).

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

10.34    Form of U.S. Distribution Agreement.

13       Portions of 2002 Annual Report to Shareholders.

21       List of Subsidiaries.

23       Consent of Ernst & Young LLP.

24       Power of Attorney.

99.1     Cautionary Statements.

99.2     Certification of the Chief Executive Officer pursuant to 18 U.S.C.
         Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002.

99.3 Certification of the Controller pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


*Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of this exhibit have been redacted.

**Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

(b) Reports on Form 8-K

None.

(c) Exhibits

See Exhibit Index and Exhibits attached as a separate section of this report.

(d) Financial Statement Schedule

See Item 15(a)(2) above.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 26, 2003                       ATS MEDICAL, INC.


                                             By  /s/ Michael D. Dale
                                               ------------------------------
                                               Michael D. Dale
                                               Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE                                   TITLE

Manuel A. Villafana*                Chairman and Director              )
                                                                       )
Michael D. Dale*                    Chief Executive Officer,           )
                                    President and Director             )
                                    (principal executive officer)      )        By: /s/ Deborah K. Chapman
                                                                                    -------------------------
                                                                       )                Deborah K. Chapman
Deborah K. Chapman*                 Controller                         )                Pro se and
                                    (principal financial and           )                Attorney-in-fact
                                    accounting officer)                )
                                                                       )        Dated:  March 26, 2003
David L. Boehnen*                   Director                           )
                                                                       )
A. Jay Graf*                        Director                           )
                                                                       )
Eric W. Siverston*                  Director                           )



*By Power of Attorney filed with this report as Exhibit 24 hereto.

                                 CERTIFICATIONS

I, Michael D. Dale, certify that:

         1. I have reviewed this annual report on Form 10-K of ATS Medical, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003

                                              /s/   Michael D. Dale
                                              ---------------------------
                                              Name: Michael D. Dale
                                              Title: Chief Executive Officer

                                 CERTIFICATIONS

I, Deborah K. Chapman, certify that:

         1. I have reviewed this annual report on Form 10-K of ATS Medical, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003

                                        /s/   Deborah K. Chapman
                                        -----------------------------------
                                        Name: Deborah K. Chapman
                                        Title: Controller

                                ATS MEDICAL, INC.
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

              COL. A                     COL. B                   COL. C                    COL. D             COL. E

                                                                Additions
                                                           (1)             (2)
                                       Balance at       Charged         Charged to                            Balance at
                                       Beginning        to Costs          Other          Deductions-            End of
            Description                 Of Year          and             Accounts-        Describe               Year
                                                        Expenses         Describe

Allowance for Doubtful Accounts

Year ended December 31, 2002:
 Deducted from asset accounts:
 Allowance for doubtful accounts         $    400,000     $     20,000               --               --        $    420,000

Year ended December 31, 2001:
 Deducted from asset accounts:
 Allowance for doubtful accounts         $    425,000     $    198,000               --     $    223,000(1)     $    400,000

Year ended December 31, 2000:
 Deducted from asset accounts:
 Allowance for doubtful accounts         $    205,000     $    220,000               --               --        $    425,000



Reserve for Obsolete Inventory

Year ended December 31, 2002:
 Deducted from asset accounts:
 Reserve for Obsolete Inventory          $    200,000               --               --               --        $    200,000

Year ended December 31, 2001:
 Deducted from asset accounts:
 Reserve for Obsolete Inventory          $    200,000               --               --               --        $    200,000

Year ended December 31, 2000:
 Deducted from asset accounts:
 Reserve for Obsolete Inventory          $    200,000               --               --               --        $    200,000


(1) Uncollectible accounts written off.

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

10.3**   Agreement between the Company and Manuel A. Villafana dated September
         11, 2001 (Incorporated by reference to Exhibit 10.3 to the Company's
         Form 10-K for the year ended December 31, 2001 (the "2001 Form 10-K")).

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

10.12**  Employment Agreement between the Company and Michael D. Dale dated
         September 18, 2002.

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

10.17 Letter Agreement between the Company and Sulzer Carbomedics, Inc., dated June 27, 2002 (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 20, 2002).

10.18    Line of Credit dated August 11, 1994, between the Company and First
         Bank National Association (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1994).

10.19 Form of International Distributor Agreement (Incorporated by reference to Exhibit 10.22 to the 1994 Form 10-K).

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

10.23**  Letter Agreement dated November 1, 2002, extending the agreement dated
         September 11, 2001 between the Company and Manuel A. Villafana.

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

10.26** 1998 Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10.25 to the 1998 Form 10-K).

10.27*   Carbon Agreement by and between Sulzer Carbomedics, Inc. and ATS
         Medical, Inc., dated December 29, 1999 (confidential treatment granted)
         (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on January 13, 2000 (the "January 2000 Form 8-K").

10.28*   Amendment 7 to OEM Supply Contract by and between Sulzer Carbomedics,
         Inc. and ATS Medical, Inc., dated December 29, 1999 (confidential treatment granted) (Incorporated by reference to Exhibit 99.2 to the January 2000 Form 8-K).

10.29*   Amendment 2 to License Agreement by and between Sulzer Carbomedics,
         Inc. and ATS Medical, Inc., dated December 29, 1999 (confidential treatment granted) (Incorporated by reference to Exhibit 99.3 to the January 2000 Form 8-K).

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

10.34    Form of U.S. Distribution Agreement.

13       Portions of 2002 Annual Report to Shareholders.

21       List of Subsidiaries

23       Consent of Ernst & Young LLP.

24       Power of Attorney.

99.1     Cautionary Statements.

99.2     Certification of the Chief Executive Officer pursuant to 18 U.S.C.
         Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002.

99.3 Certification of the Controller pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


*Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of this exhibit have been redacted.

**Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.