Form 10-Q
period 2003-03-31
ATS MEDICAL INC
filed 2003-05-13
CIK 824068

===============================================================================



                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                   FORM 10-Q

            X Quarterly report pursuant to Section 13 or 15(d) of the
            --
                         Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
                           COMMISSION FILE NO. 0-18602

                                ATS MEDICAL, INC.
             (Exact name of registrant as specified in its charter)

                MINNESOTA                                41-1595629
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

      3905 ANNAPOLIS LANE N., SUITE 105
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

     The number of shares outstanding of each of the registrant's classes of common stock as of May 8, 2003, was:

             Common Stock, $.01 par value         22,324,990 shares

                                ATS MEDICAL, INC.

                                      INDEX

PART I.           FINANCIAL INFORMATION                                  PAGE

Item 1.           Statements of Financial Position --                      3
                  March 31, 2003 (unaudited) and
                  December 31, 2002

                  Statements of Operations -                               4
                  Three Months Ended March 31, 2003 and
                  2002 (unaudited)

                  Statements of Cash Flows -                               5
                  Three Months Ended March 31, 2003 and
                  2002 (unaudited)

                  Notes to Financial Statements                            6

Item 2.           Management's Discussion and Analysis of                  8
                  Financial Condition and Results of Operations

Item 3.           Quantitative and Qualitative Disclosures About           11
                  Market Risk

Item 4.           Controls and Procedures                                  12

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                        13

Item 2.           Changes in Securities                                    13

Item 3.           Default Upon Senior Securities                           13

Item 4.           Submission of Matters to a Vote of                       13
                  Security Holders

Item 5.           Other Information                                        13

Item 6.           Exhibit and Reports on Form 8-K                          14

                  Signatures                                               15

ITEM 1. FINANCIAL STATEMENTS


ATS MEDICAL, INC.





CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION


                                                                                  March 31,           December 31,
                                                                                    2003                  2002
                                                                                -----------------------------------
ASSETS                                                                          (Unaudited)              (Note)


Current assets:
   Cash and cash equivalents                                                     $6,526,369            $7,472,219
   Short-term investments                                                         3,006,797             2,501,669
                                                                                -----------------------------------
                                                                                  9,533,166             9,973,888
   Accounts receivable, less allowance of $425,000
     in 2003 and $420,000 in 2002                                                 4,209,599             3,557,055
   Inventories                                                                   16,416,462            15,876,324
   Prepaid expenses                                                                 553,193               382,107
                                                                                -----------------------------------
Total current assets                                                             30,712,420            29,789,374

Furniture, machinery and equipment, net                                           5,972,375             6,025,962

Inventories                                                                      34,000,000            37,000,000

Technology license                                                               18,500,000            18,500,000

Other assets                                                                        436,631               440,362
                                                                                -----------------------------------
Total assets                                                                    $89,621,426           $91,755,698
                                                                                ===================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                $451,253              $510,135
   Due to related party                                                             144,678               192,904
   Accrued reorganization charges                                                   341,020               492,572
   Accrued payroll and expenses                                                     534,208               321,521
   Accrued distributor liabilities                                                  789,675             1,597,323
   Notes payable                                                                  5,087,500             5,000,000
                                                                                -----------------------------------
Total current liabilities                                                         7,348,334             8,114,455

Due to related party                                                                434,033               434,033
Long-term debt                                                                    9,240,000             9,080,000

Shareholders' equity:
   Common Stock, $.01 par value:
     Authorized 40,000,000 shares; Issued and
      outstanding 22,324,990 and 22,305,920 shares at
      March 31, 2003 and December 31, 2002, respectively                            223,250               223,059
   Additional paid-in capital                                                   111,482,850           111,473,528
   Accumulated other comprehensive loss                                             (1,978)               (3,706)
   Accumulated deficit                                                          (39,105,063)          (37,565,671)
                                                                                -----------------------------------
Total shareholders' equity                                                       72,599,059            74,127,210
                                                                                -----------------------------------
Total liabilities and shareholders' equity                                      $89,621,426           $91,755,698
                                                                                ===================================

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     See notes to condensed financial statements.

ATS MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF
OPERATIONS

(Unaudited)


                                                 Three months ended March 31,
                                                    2003             2002
                                              ---------------   ---------------

Net sales                                         $3,964,849         $3,902,263
Less cost of goods sold                            2,748,171          2,690,911
                                              ---------------   ---------------
Gross profit                                       1,216,678          1,211,352


Expenses:
  Research, development and engineering              385,768            925,659
  Sales and marketing                              1,153,847          1,158,932
  General and administrative                         987,592            674,243
                                              ---------------   ---------------
Total expenses                                     2,527,207          2,758,834
                                              ---------------   ---------------
Operating loss                                   (1,310,529)        (1,547,482)

Interest (expense) income, net                     (228,862)             64,111
                                              ---------------   ---------------
Net loss                                        ($1,539,391)       ($1,483,371)
                                              ===============   ===============
Net loss per share:
    Basic and diluted                                ($0.07)            ($0.07)

Weighted average number of shares outstanding:
  Basic and diluted                               22,318,272         22,220,775


See notes to condensed financial statements.

ATS MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


(Unaudited)                                                          THREE MONTHS ENDED MARCH 31,
                                                                     2003                    2002
                                                                -------------             ------------
OPERATING ACTIVITIES
Net loss                                                         ($1,539,391)             ($1,483,371)
Adjustment to reconcile net loss to net cash
   used in operating activities:
     Depreciation                                                     183,928                  182,896
     Loss on disposal of equipment                                          0                      570
     Compensation expense on stock options                              1,732                        0
     Imputed interest long-term debt                                  160,000                        0
     Changes in operating assets and liabilities:
        Accounts receivable                                         (652,544)                (861,008)
        Prepaid expenses                                            (171,086)                  105,228
        Other assets                                                    3,731                    2,844
        Inventories                                                 2,459,862                  108,136
        Accounts payable and accrued expenses                       (766,121)                      166
                                                                -------------             ------------
Net cash used in operating activities                               (319,889)              (1,944,539)

INVESTING ACTIVITIES
Purchase of short-term investments                                (1,500,187)              (1,188,119)
Sale of short-term investments                                        995,059                5,615,017
Net purchases of furniture, machinery and equipment                 (130,341)                 (59,874)
                                                                -------------             ------------
Net cash provided by (used in) investing activities                 (635,469)                4,367,024


FINANCING ACTIVITIES
Net proceeds from sale of common stock                                  7,781                   57,091
                                                                -------------             ------------
Net cash provided by financing activities                               7,781                   57,091


Effect of exchange rate changes on cash                                 1,727                        0
                                                                -------------             ------------
Increase (decrease) in cash and cash equivalents                    (945,850)                2,479,576
Cash and cash equivalents at beginning of period                    7,472,219                5,078,750
                                                                -------------             ------------
Cash and cash equivalents at end of period                         $6,526,369               $7,558,326
                                                                =============             ============

See notes to condensed financial statements.

ATS MEDICAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2003

Note A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2002 included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Note B -- IMPAIRMENT OF TECHNOLOGY LICENSE

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

Note C -- STOCK BASED COMPENSATION

The Company accounts for stock based compensation in accordance with the provision of APB. Opinion No. 25. The following table summarizes relevant information as if the fair value recognition provisions of SFAS 123, "Accounting for Stock Based Compensation", had been applied to all stock-based awards:



        THREE MONTHS ENDED                                   MARCH 31,

                                                     2003                 2002

                                                ------------       ------------
       Net loss, as reported                     $(1,539,391)      $(1,483,371)

       Deduct: Stock-based employee
        compensation expense determined under
        fair value method for all awards            (102,646)         (388,798)

       Adjusted net loss, assuming fair value
        method for all stock-based awards        $(1,642,037)      $(1,872,169)
                                                 ============      ============
       Basic and diluted loss per share --
        as reported                              $     (0.07)      $     (0.07)
       Basic and diluted loss per share --
        SFAS No. 123 adjusted                    $     (0.07)      $     (0.08)

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        ATS Medical manufactures and markets a mechanical bileaflet heart valve with our patented open pivot design. Our heart valve is used to treat valvular heart disease caused by the natural aging process, rheumatic heart disease and congenital defects. We have received regulatory approvals to market the ATS heart valve in the United States and most international markets, principally Europe, Japan, China, Canada and Australia.

        We commenced selling the ATS heart valve in international markets in 1992. Internationally, we sell the valve to independent distributors with assigned territories (generally a specific country or region) who in turn sell the valve to hospitals or clinics. Most of our sales to international distributors are denominated in U.S. dollars so currency risk is borne by the distributor. In December 2002, we formed ATS Medical France, a foreign subsidiary to sell our valves directly to hospitals in France. In France, we have commenced the consignment of valves to hospitals and invoice in euros when the valve is implanted.

        In the U.S. market and in France, our revenue is the selling price to the hospital. In other non-U.S. markets, our revenue is the selling price to the distributor. As U.S. sales increase as a percentage of overall sales, the overall average selling price may increase, even though the average selling prices in some non-U.S. markets may be steady or declining. Hospital administrators continue to apply pressure for lower prices, and the willingness of competitors to reduce prices will continue to put pressure on revenue growth and margins.

        To date we have purchased all of the pyrolytic carbon components for the ATS heart valve from Carbomedics, a division of Snia S.p.A. (formerly a division of Centerpulse (formerly Sulzer Medica)) pursuant to a multi-year supply agreement entered into in 1990. The cost of the pyrolytic carbon components represents approximately 80% of the total cost of the ATS heart valve. Under the supply agreement, the cost of the pyrolytic carbon components has varied according to annual volume purchases and is adjusted annually by reference to increases in the U.S. Department of Labor Employment Cost Index.

        In December 1999, we renegotiated the supply agreement with Carbomedics resulting in significant reductions in our minimum purchase requirements and unit costs beginning in 2001. In late June 2002, we again amended the supply agreement such that our purchase obligations for the remainder of 2002 (with the exception of approximately eight weeks of work in process) would be suspended along with 100% of our purchase obligations for 2003, 2004, 2005 and 2006. In January of 2007, the purchase obligations for 2003 would resume, with the obligations for 2004 through 2006 to follow in each subsequent year. In addition, a technology transfer fee of $5 million due to Carbomedics at the end of 2002 will be paid in two equal installments in June and December of 2003. Furthermore, technology payments due in 2003, 2004, 2005 and 2006 totaling $23 million will begin to be paid based on a percentage of the cost of goods sold starting in January of 2005 with the first payment in June 2005 and subsequent payments every six months based on a percent of the cost of goods sold the previous six months subject to certain cumulative minimum amounts being paid by the end of 2006, 2007, 2008 and 2009.

        See our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002, for a discussion of the critical accounting policies and estimates relevant to our business.

        Results of Operations

        Net sales for the quarter ended March 31, 2003 increased approximately 2% to $3,964,849 compared to $3,902,263 for the quarter ended March 31, 2002. The average selling price per unit increased in the first three months of 2003 compared to the first three months of 2002 by about 3%. Revenue in the North American market increased 23% in the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002, and increased 56% compared to the quarter ended December 31, 2002.

        Cost of sales for the three months ended March 31, 2003 totaled $2,748,171 or 69% of sales compared to $2,690,911 or 69% of sales for the three months ended March 31, 2002. ATS uses the first-in first-out ("FIFO") method of accounting for inventory. All of our valves sold in the first quarter of 2003 were made with carbon purchased in 1999 (under
        FIFO).

        Gross profit totaled $1,216,678 for the quarter ended March 31, 2003 or 31% of sales, compared to gross profit of $1,211,352 or 31% of sales for the quarter ended March 31, 2002.

        Research, development and engineering expenses totaled $385,768 for the quarter ended March 31, 2003 versus $925,659 for the quarter ended March 31, 2002, a decrease of 58%. Our focus during the first quarter of 2002 was making qualification and verification coating runs, and documenting procedures at our carbon manufacturing facility. This culminated with the submissions at the end of the first quarter 2002 to the TUV, who we use as a notified body for our European approval, and to the U.S. Food and Drug Administration. On May 29, 2002, we received notification from the FDA of full approval of our carbon manufacturing plant. As our existing inventories are depleted over the next few years, components from this facility are expected to allow for significant reduction in the cost of our components utilized in our valve.

        Sales and marketing expenses in the quarter ended March 31, 2003 were $1,153,847 compared to $1,158,932 in the quarter ended March 31, 2002. During the quarter ended March 31, 2003, we have been rebuilding and strengthening our worldwide sales and marketing organization. With the exception of two remaining positions in North America and one international position, we have completed our sales related hiring objectives for 2003.

        General and administrative expenses totaled $987,592 for the three months ended March 31, 2003, an increase from the $674,243 reported for the three months ended March 31, 2002. The increase is attributable primarily to an increase in professional fees and a management bonus accrual.

        Net interest income (expense) totaled a net expense of $228,862 for the quarter ended March 31, 2003 compared to interest income of $64,111 for the quarter ended March 31, 2002. The interest expense is accrued and primarily attributable to imputed interest on our long-term debt owed to Carbomedics.

        ATS recorded a net loss of $1,539,391 or ($0.07) per share for the quarter ended March 31, 2003 compared to a net loss of $1,483,371 or ($0.07) per share for the quarter ended March 31, 2002. We are working to increase sales, particularly in the United States, in order to return to profitability in future years.

        ATS has accumulated approximately $30 million of net operating loss
        (NOL) carryforwards for U.S. tax purposes. ATS believes that its ability to fully utilize the existing net operating loss carryforwards could be restricted on a portion of the NOL for changes in control that may have occurred or may occur in the future. We have not accrued any tax benefits for such tax loss benefit.

        LIQUIDITY AND CAPITAL RESOURCES

        Cash, cash equivalents and short-term investments decreased by $440,722 from $9,973,888 at December 31, 2002 to $9,533,166 at March 31, 2003. In
        March 2003, we paid approximately $890,000 which was accrued in December, 2002 in conjunction with the termination of our French distributor. Minus this payment, our cash flow would have been positive for the quarter.

        Accounts receivable increased from $3,557,055 at December 31, 2002 to $4,209,599 at March 31, 2003. The majority of the receivable balances are amounts owing from our international customers, where payments terms are 60 days or longer.

        Current liabilities decreased $766,121 from $8,114,455 at December 31, 2002 to $7,348,334 at March 31, 2003. Most of the decrease is in the accrued distributor liabilities, where we paid our terminated French distributor the amount owed. Accrued interest of $87,500 was added to the $5 million short-term note on the technology transfer payment which is due in two installments of $2.5 million each in June and December 2003. Accrued reorganization charges totaling $341,020 consist of severance payments that will be paid out during 2003.

        In the quarter ended March 31, 2003, we recorded imputed interest in the amount of $160,000, which increased the long-term debt amount to $9,240,000. In June 2002, long-term debt was set up for the discounted amounts owing to Carbomedics for milestones achieved on the technology transfer agreement that are payable in semi-annual installments beginning June 2005 and beyond. There is no interest being charged to the Company, so a present value calculation was done using a 7% interest rate resulting in a discount of $2.4 million to recognize the present value of the long term liability.

        Based upon the current forecast of sales and our operating expenses, along with the adjustments to the timing of our payments to Carbomedics, we anticipate having cash to fund our operations through 2005. However, as identified under the heading of "Cautionary Statements Pursuant to the Private Litigation and Securities Reform Act of 1995" below, any adverse change that affects our revenue, access to the capital markets or future demand for our products will affect our long term viability. Maintaining adequate levels of working capital depends in part upon the success of our products in the marketplace, the relative profitability of those products and our ability to control operating and capital expenses. Funding of our operations in future periods may require additional investments in ATS in the form of equity or debt. There can be no assurance that we will achieve desired levels of sales or profitability, or that future capital infusions will be available.

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

        In accordance with the Act, the Company identifies the following important general factors which, if altered from the current status, could cause the Company's actual results to differ from those described in any forward-looking statements: the continued acceptance of the Company's mechanical heart valve in international markets, the rate of increase of acceptance of the Company's valve in the United States, the continued listing of our stock on The Nasdaq Stock Market, our ability to successfully implement our sales strategy in the United States, the continued clinical performance of the Company's mechanical heart valve, the actions of the Company's competitors including pricing changes and new product introductions, the continued performance of the Company's independent distributors in selling the valve, the actions of the Company's supplier of pyrolytic carbon components for the valve and difficulties we may encounter in operating our own pyrolytic carbon manufacturing capability as well as the matters discussed on our "Cautionary Statements" filed as Exhibit 99.1 to our form 10-K for the year ended December 31, 2002. This list is not exhaustive and the Company may supplement this list in any future filing or in connection with the making of any specific forward-looking statement.

        ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the fair market value of the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk our portfolio of cash equivalents and short-term investments may be invested in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. The average duration of all of our investments has generally been less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments.

        In the United States and France, we sell our products directly to hospitals. Revenue is recognized upon shipment of products to customers. In international markets outside of France, we sell our products to independent distributors who, in turn, sell to medical hospitals. Loss, termination or ineffectiveness of distributors to effectively promote our product would have a material adverse effect on our financial condition and results of operations.

        Transactions with U.S. and non-U.S. customers and distributors, other than in France, are entered into in U.S. dollars, precluding the need for foreign currency hedges on such sales. Sales through our French subsidiary, which was established in 2002 to replace a distributor, are being recorded in euros, thus we are now subject to profitability risk arising from exchange rate movements. We have not used foreign exchange contracts or similar devices to reduce this risk.

        We will evaluate the need to use foreign exchange contracts or similar devices, if sales in France increase substantially.

        ITEM 4. CONTROLS AND PROCEDURES

        (a)   Evaluation of Disclosure Controls and Procedures

        The Company's Chief Executive Officer, Michael Dale, and Chief Accounting Officer, Deborah Chapman, have reviewed the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon this review, these officers believe that the Company's disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the company.

        (b)   Changes in Internal Control

        There were no significant changes made in our internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-Q.

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings
                  N/A

Item 2.           Changes in Securities and Use of Proceeds
                  N/A

Item 3.           Defaults Upon Senior Securities
                  N/A

Item 4.           Submission of Matters to a Vote of Security Holders
                  N/A

Item 5.           Other Information

                  None


Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

         99.1     Cautionary Statements
         99.2 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes--Oxley Act of 2002
         99.3 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes--Oxley Act of 2002

                  (b)      Reports on Form 8-K

                           Form 8-K filed on April 23, 2003 to report under Item
                  7 the issuance of a press release to report the Company's results of operations and financial condition for the completed fiscal quarter ended March 31, 2003. No financial statements were required to be filed with the Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    May 13, 2003            ATS MEDICAL, INC.



                                   By: /s/ Michael D. Dale
                                       -------------------
                                       Michael D. Dale, Chief Executive Officer
                                       (Principal Executive  Officer and
                                       Authorized Signatory)


                                   By: /s/ Deborah K. Chapman
                                       ----------------------
                                       Deborah K. Chapman, Controller
                                      (Principal Accounting Officer)

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

Date: May 13, 2003

                                        /s/ Michael D. Dale
                                        ---------------------------------

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

Date: May 13, 2003

                                              /s/   Deborah K. Chapman
                                              ----------------------------
                                              Name: Deborah K. Chapman
                                              Title: Controller

                                EXHIBIT INDEX


EXHIBIT NUMBER            DESCRIPTION

99.1                      Cautionary Statements

99.2 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
                          Section 906 of the Sarbanes -- Oxley Act of 2002

99.3 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
                          Section 906 of the Sarbanes -- Oxley Act of 2002