Form 10-Q
period 2003-06-30
ATS MEDICAL INC
filed 2003-08-13
CIK 824068

================================================================================



                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

    X     Quarterly report pursuant to Section 13 or 15(d) of the
  -----              Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
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

         The number of shares outstanding of each of the registrant's classes of common stock as of August 5, 2003, was:

         Common Stock, $.01 par value           22,326,240 shares


================================================================================

                                ATS MEDICAL, INC.

                                      INDEX

                                                                                                             PAGE
PART I.           FINANCIAL INFORMATION

Item 1.           Statements of Financial Position --                                                          3
                  June 30, 2003 (unaudited) and
                  December 31, 2002

                  Statements of Operations -                                                                   4
                  Three and Six Months Ended June 30, 2003 and
                  2002 (unaudited)

                  Statements of Cash Flows -                                                                   5
                  Six Months Ended June 30, 2003 and
                  2002 (unaudited)

                  Notes to Financial Statements                                                                6

Item 2.           Management's Discussion and Analysis of                                                      8
                  Financial Condition and Results of Operations

Item 3.           Quantitative and Qualitative Disclosures About                                               12
                  Market Risk

Item 4.           Controls and Procedures                                                                      13

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                                            14

Item 2.           Changes in Securities and Uses of Proceeds                                                   14

Item 3.           Default Upon Senior Securities                                                               14

Item 4.           Submission of Matters to a Vote of                                                           14
                  Security Holders

Item 5.           Other Information                                                                            14

Item 6            Exhibit and Reports on Form 8-K                                                              15

                  Signatures                                                                                   16

ITEM 1. FINANCIAL STATEMENTS

ATS MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION

                                                                                 June 30,                December 31,
                                                                                   2003                      2002
                                                                   --------------------------------------------------
ASSETS                                                                          (Unaudited)                 (Note)

Current assets:
   Cash and cash equivalents                                                     $8,535,573               $7,472,219
   Short-term investments                                                           997,947                2,501,669
                                                                   --------------------------------------------------
                                                                                  9,533,520                9,973,888
   Accounts receivable, less allowance of $430,000
      in 2003 and $420,000 in 2002                                                3,915,928                3,557,055
   Inventories                                                                   16,699,190               15,876,324
   Prepaid expenses                                                                 603,710                  382,107
                                                                   --------------------------------------------------
Total current assets                                                             30,752,348               29,789,374

Furniture, machinery and equipment, net                                           6,030,642                6,025,962

Inventories                                                                      31,000,000               37,000,000

Technology license                                                               18,500,000               18,500,000

Other assets                                                                        437,681                  440,362
                                                                   --------------------------------------------------
Total assets                                                                    $86,720,671              $91,755,698
                                                                   ==================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                $710,544                 $510,135
   Due to related party                                                             204,960                  192,904
   Accrued reorganization charges                                                   152,721                  492,572
   Accrued payroll and expenses                                                     720,783                  321,521
   Accrued distributor liabilities                                                  526,288                1,597,323
   Notes payable                                                                  5,175,000                5,000,000
                                                                   --------------------------------------------------
Total current liabilities                                                         7,490,296                8,114,455

Due to related party                                                                325,525                  434,033
Long-term debt                                                                    9,400,000                9,080,000

Shareholders' equity:
   Common Stock, $.01 par value:
     Authorized 40,000,000 shares; Issued and
      outstanding 22,324,990 and 22,305,920 shares at
      June 30, 2003 and December 31, 2002, respectively                             223,250                  223,059
   Additional paid-in capital                                                   111,484,582              111,473,528
   Accumulated other comprehensive loss                                               5,220                  (3,706)
   Accumulated deficit                                                         (42,208,202)             (37,565,671)
                                                                   --------------------------------------------------
Total shareholders' equity                                                       69,504,850               74,127,210
                                                                   --------------------------------------------------
Total liabilities and shareholders' equity                                      $86,720,671              $91,755,698
                                                                   ==================================================

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

     See notes to condensed financial statements.

ATS MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

                                                    Three months ended June 30,             Six months ended June 30,
                                                       2003              2002                  2003             2002
                                                ---------------  ------------------     --------------------------------

Net sales                                           $4,246,074          $2,475,241           $8,210,923      $6,377,504
Less cost of goods sold                              3,248,279           2,324,011            5,996,450       5,014,922
                                                ---------------  ------------------     --------------------------------
Gross profit                                           997,795             151,230            2,214,473       1,362,582

Expenses:
  Research, development and engineering                442,542             668,690              828,310       1,594,350
  Sales and marketing                                2,387,575           1,143,273            3,541,422       2,302,205
  General and administrative                         1,042,752             780,325            2,030,344       1,454,568
  Impairment of technology license                           -           8,100,000                    -       8,100,000
  Reorganization expenses                                    -             865,184                    -         865,184
                                                ---------------  ------------------     --------------------------------
Total expenses                                       3,872,869          11,557,472            6,400,076      14,316,307
                                                ---------------  ------------------     --------------------------------
Operating loss                                      (2,875,074)        (11,406,242)          (4,185,603)    (12,953,725)

Net interest income (expense)                         (228,065)             38,529             (456,927)        102,640
                                                ---------------  ------------------     --------------------------------
Net loss                                           ($3,103,139)       ($11,367,713)         ($4,642,530)   ($12,851,085)
                                                ===============  ==================     ================================

Net loss per share:
    Basic and diluted                                  ($0.14)             ($0.51)              ($0.21)         ($0.58)

Weighted average number of shares outstanding:
    Basic and diluted                              22,324,990          22,244,178           22,321,687      22,232,607

     See notes to condensed financial statements.

ATS MEDICAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                  2003                      2002
                                                                   -------------------------  -----------------------
OPERATING ACTIVITIES
Net loss                                                                       ($4,642,530)            ($12,851,085)
Adjustment to reconcile net loss to net cash
   Used in operating activities:
     Depreciation                                                                   378,731                  361,656
     Loss on disposal of equipment                                                    1,696                   19,981
     Compensation expense on stock options                                            3,464                        -
     Imputed interest long-term debt                                                320,000                        -
     Impairment of technology license                                                     -                8,100,000
     Changes in operating assets and liabilities:
        Accounts receivable                                                       (358,874)                (505,417)
        Prepaid expenses                                                          (221,602)                  190,243
        Other assets                                                                  2,681                    1,025
        Inventories                                                               5,177,134                (156,819)
        Accounts payable and accrued expenses                                     (732,668)                  329,411
                                                                   -------------------------  -----------------------
Net cash used in operating activities                                              (71,968)              (4,511,005)

INVESTING ACTIVITIES
Purchase of short-term investments                                              (2,490,065)              (2,674,401)
Sale of short-term investments                                                    3,993,787                7,886,931
Net purchases of furniture, machinery and equipment                               (385,107)                 (65,145)
Proceeds on disposal of equipment                                                         -                  158,876
                                                                   -------------------------  -----------------------
Net cash provided by investing activities                                         1,118,615                5,306,261

FINANCING ACTIVITIES
Net proceeds from sale of common stock                                                7,781                   92,485
                                                                   -------------------------  -----------------------
Net cash provided by financing activities                                             7,781                   92,485

Effect of exchange rate changes on cash                                               8,926                        -
                                                                   -------------------------  -----------------------
Increase in cash and cash equivalents                                             1,063,354                  887,741
Cash and cash equivalents at beginning of period                                  7,472,219                5,078,750
                                                                   -------------------------  -----------------------
Cash and cash equivalents at end of period                                       $8,535,573               $5,966,491
                                                                   =========================  =======================


See notes to condensed financial statements.

ATS MEDICAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2003

Note A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Note B -- IMPAIRMENT OF TECHNOLOGY LICENSE

At the end of first quarter of 2002, the Company evaluated the carrying value of its technology license asset of $13 million in accordance with the provisions of FASB Statement 142 (FASB No. 142), Goodwill and Other Intangible Assets, which were effective for the Company as of January 1, 2002. Utilizing a discounted cash flow model, that analysis indicated the asset's carrying value was recoverable and the Company recognized no impairment as a result of the adoption of FASB No. 142. In the second quarter of 2002, the Company experienced decreased sales volumes, decreased average selling prices and initiated certain restructuring activities pertaining to its executive team and the manner in which it sells its product from a direct sales force to a hybrid sales force of a few direct salespeople and several independent manufacturers representatives. In response to these conditions, the Company modified its pricing strategy and sales volume estimates in conjunction with the reorganization plan implemented and the increased competitive pressures in the European market. As a result of these conditions and changes, the Company reviewed its future cash flow analysis and changed its expectations of the sales volume estimates and its selling prices of the heart valve in the cash flow model to evaluate the recoverability of its technology license. When compared to the revised fair value as calculated by discounting the changed future cash flows at June 30, 2002, the Company determined a non-cash charge representing an impairment of this asset needed to be recognized in the amount of $8.1 million in the second quarter. This charge also reflected in part the effect of the amended milestone payments in the early years of the technology transfer agreement relative to the benefits of lower cost carbon not being realized until future years after the depletion of inventories on hand at the time of the analysis. There was no additional impairment of the technology license at June 30, 2003.

Note C -- SUBSEQUENT EVENT

On July 21, 2003 the Company entered into an agreement with Centerpulse USA Holdings Co.(Centerpulse) under which the Company would pay Centerpulse $12 million in exchange for cancellation of all of the Company's payment obligations under its carbon technology agreement with Carbomedics Inc. and the Company will own the technology license. Prior to this agreement, the Company was obligated to pay Centerpulse an aggregate of $28.2 million under the technology agreement over a period of approximately four years. These payments were accrued as milestones were met. Of the total $28 million, there were two uncompleted milestones totaling $12 million not accrued as of June 30, 2003. Since the amount accrued exceeds the amount due by approximately $2.6 million, we will realize a non-cash gain of approximately $2.6 million in the quarter ending September 30, 2003. Carbomedics' right to payments under the technology agreement were assigned to Centerpulse in January 2003 in connection with the sale by Centerpulse of its Carbomedics subsidiary to SNIA S.p.A.

On August 8, 2003, the company completed a private placement of Common Stock selling 4.4 million shares at $2.80 a share for gross proceeds of $12.3 million that will be used to settle the Centerpulse agreement.

Note D -- STOCK BASED COMPENSATION

The Company accounts for stock based compensation in accordance with the provision of APB. Opinion No. 25. The following table summarizes relevant information as if the fair value recognition provisions of SFAS 123, "Accounting for Stock Based Compensation", had been applied to all stock-based awards:

------------------------------------------- -------------------------------- --- ---------------------------------
                                              Three months ended June 30             Six months ended June 30
------------------------------------------- --------------- ---------------- --- --------------- -----------------
                                                 2003             2002                 2003             2002
------------------------------------------- --------------- ---------------- --- --------------- -----------------
Net loss, as reported                         ($3,103,139)    ($11,367,713)        ($4,642,530)     ($12,851,085)
------------------------------------------- --------------- ---------------- --- --------------- -----------------
Deduct: Stock-based employee
  compensation  expense determined
  under fair-value method for all awards         (333,414)        (146,408)           (436,060)         (535,205)
------------------------------------------- --------------- ---------------- --- --------------- -----------------
Adjusted net loss, assuming fair value
  method for all stock-based awards           ($3,436,553)    ($11,514,121)        ($5,078,590)     ($13,386,290)
------------------------------------------- --------------- ---------------- --- --------------- -----------------
Basic and diluted loss per share --
  as reported                                      ($0.14)           ($051)             ($0.21)           ($0.58)
------------------------------------------- --------------- ---------------- --- --------------- -----------------
Basic and diluted loss per share --
  SFAS No. 123 adjusted                            ($0.15)          ($0.52)             ($0.23)           ($0.60)
------------------------------------------- --------------- ---------------- --- --------------- -----------------

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

See our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002, for a discussion of the critical accounting policies and estimates relevant to our business. There have been no material changes to the critical accounting polices and estimates since that time.

Results of Operations

Net sales for the quarter ended June 30, 2003 increased 72% to $4,246,074 compared to $2,475,241 for the quarter ended June 30, 2002. Net sales for the six months ended June 30, 2003 totaled $8,210,923 compared to $6,377,504 for the six months ended June 30, 2002, an increase of 29%. Revenue in the North America increased 38% in the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002 and increased 23% compared to the quarter ended March 31, 2003. Looking forward, we believe that ATS will be able to grow 2003 total revenue by 25% versus 2002. In North America, we believe we can grow revenue by at least 60% compared to 2002, based on current productively trends.

Cost of sales for the three months ended June 30, 2003 totaled $3,248,279 or 77% of sales compared to $2,324,011 or 94% of sales for the three months ended June 30, 2002. Cost of sales for the six months ended June 30, 2003 totaled $5,996,450 or 73% compared to $5,014,922 or 79% for the six months ended June 30, 2002. During the second quarter of 2002, there was a lower cost or market charge taken against certain inventories and included in the cost of goods in the amount of $200,000.

Gross profit totaled $997,795 for the quarter ended June 30, 2003 or 23% of sales, compared to gross profit of $151,230 or 6% of sales for the quarter ended June 30, 2002. For the six months ended June 30, 2003 gross profit totaled $2,214,473 or 27% of sales compared to gross profit for the six months ended June 30, 2002 of $1,362,582 or 21% of sales. Gross margins will remain low during the next couple of years until we sell off our higher price carbon components and begin manufacturing our own carbon components.

Research, development and engineering expenses totaled $442,542 for the quarter ended June 30, 2003 versus $668,690 for the quarter ended June 30, 2002, a decrease of 34%. For the six months ended June 30, 2003 research, development and engineering expenses totaled $828,310 a decrease of 48% when compared to the $1,594,350 research, development and engineering expense reported for the six months ended June 30, 2002. Approximately 65% of research and development expenses for the six months ended June 30, 2003 were related to our own carbon manufacturing facility compared to 79% for the six months ended June 30, 2002. On May 29, 2002, we received notification from the FDA of full approval of our carbon manufacturing plant. As our existing inventory is depleted over the next few years, components from this facility are expected to allow for significant reduction in the cost of goods of our valve.

Sales and marketing expenses increased in the quarter ended June 30, 2003 to $2,387,575 compared to $1,143,273 in the quarter ended June 30, 2002. During the three months ended June 30, 2002, we were converting from a direct sales force in the U.S. to more reliance upon independent sales representatives as compared to the quarter ended June 30, 2003, when we increased our domestic direct sales force. There was a charge of approximately $180,000 associated with the termination of an international distributor for the quarter ended June 30, 2003. For the six months ended June 30, 2003 sales and marketing expenses totaled $3,541,422, an increase of 54%, compared to $2,302,205 for the six months ended June 30, 2002. The majority of the increase is due to the building of our new sales organization. We plan to substantially complete the hiring and training of our sales and marketing organization by the end of the 4th quarter 2003.

General and administrative expenses totaled $1,042,752 for the three months ended June 30, 2003 an increase from the $780,325 reported for the three months ended June 30, 2002. For the six months ended June 30, 2003 general and administrative expenses totaled $2,030,344, up 40% from the $1,454,568 general and administrative expense reported for the six months ended June 30, 2002. For both three and six months ended June 30, 2003, the increase is attributable to an increase in professional fees, higher travel expenses and a management bonus accrual.

For the quarter ended June 30, 2002, we took an impairment charge on our technology license in the amount of $8,100,000. In the second quarter of 2002, we reached three additional milestones in conjunction with our license agreement with Carbomedics, which caused an additional $13.6 million of long-term obligations to be recognized on our balance sheet. At the end of our first quarter of 2002, we evaluated the carrying value of our technology license asset of $13 million in accordance with the provisions of FASB Statement 142 (FASB No.
142), Goodwill and Other Intangible Assets, which were effective for the Company as of January 1, 2002. Utilizing a discounted cash flow model, that analysis indicated the asset's carrying value was recoverable and we recognized no impairment as a result of the adoption of FASB NO. 142. In the second quarter of 2002, we experienced decreased sales volumes, decreased average selling prices and initiated certain restructuring activities pertaining to our executive team and the manner in which we sell our product from a direct sales force to a hybrid sales force of a few direct salespeople and several independent manufacturers representatives. In response to these conditions, we modified our pricing strategy and sales volume estimates in conjunction with the reorganization plan implemented and the increased competitive pressures in the European market. As a result of these conditions and changes, we reviewed our future cash flow analysis and changed our expectations of the sales volume estimates and selling prices of the heart valve in the cash flow model to evaluate the recoverability of our technology license. When compared to the revised fair value as calculated by discounting the changed future cash flows at June 30, 2002, we determined a non-cash charge representing an impairment of this asset needed to be recognized in the amount of $8.1 million in the second quarter. This charge also reflected in part the effect of the amended milestone payments in the early years of the technology transfer agreement relative to the benefits of lower cost carbon not being realized until future years after the depletion of inventories on hand at the time of the analysis. We have not experienced any additional impairment to the technology license subsequent to that write-off.

For the quarter ended June 30, 2002, we had $865,184 in reorganization expenses. In June 2002, the Board of Directors decided to implement the new measures and to seek a new management team to lead the business. As part of these cost reduction measures, one half of the workforce, including the executive officers of the Company, were released from employment.

Net interest income (expense) totaled a net expense of $228,065 for the quarter ended June 30, 2003 compared to interest income of $38,529 for the quarter ended June 30, 2002. Net interest income (expense) for the six months ended June 30, 2003 totaled a net expense of $456,927 compared to interest income of $102,640 for the six months ended June 30, 2002. The interest expense is primarily attributable to imputed interest on our long-term debt owed to Centerpulse (formerly Carbomedics).

ATS recorded a net loss of $3,103,139 or ($0.14) per share for the quarter ended June 30, 2003 compared to a net loss of $11,367,713 or ($0.51) per share for the quarter ended June 30, 2002. For the six months ended June 30, 2003, the company recorded a net loss of $4,642,530 or ($0.21) per share compared to a net loss of $12,851,085 or ($0.58) per share for the six months ended June 30, 2002. Included in the net loss for the quarter ended June 30, 2002 was an impairment of technology license charge of $8,100,000. We are working to increase sales, particularly in the United States, in order to return to profitability in future years.

ATS has accumulated approximately $33 million of net operating loss (NOL) carryforwards for U.S. tax purposes. ATS believes that its ability to fully utilize the existing net operating loss carryforwards could be restricted on a portion of the NOL for changes in control that may have occurred or may occur in the future. We have not accrued any tax benefits for such tax loss benefit.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments decreased by approximately $440,000 from $9,973,888 at December 31, 2002 to $9,533,520 at June 30, 2003.
During the first quarter of 2003, we paid approximately $890,000 in conjunction with the termination of our French distributor. Our cash position at the end of the second quarter 2003 is essentially the same balance we had at March 31, 2003.

Accounts receivable increased from $3,557,055 at December 31, 2002 to $3,915,928 at June 30, 2003. The majority of the receivable balances are amounts owing from our international customers, where payments terms are 60 days or longer.

Current liabilities decreased $624,159 from $8,114,455 at December 31, 2002 to $7,490,296 at June 30, 2003. The majority of the decrease is in the accrued distributor liabilities, where we paid our terminated French distributor the amount owed during the first quarter 2003. Accrued interest of $175,000 was added, during the first half of 2003, to the $5 million short-term note on the technology transfer payment. The balance in accrued reorganization charges totaling $152,721 consist of severance payments that will be paid out almost entirely during 2003.

For the quarter ended June 30, 2003, we recorded imputed interest in the amount of $160,000; this added to the $160,000 accrued during the first quarter, increased the long-term debt amount to $9,400,000. In June 2002, long-term debt was set up for the discounted amounts owing to Centerpulse for milestones achieved on the technology transfer agreement that are payable in semi-annual installments beginning June 2005 and beyond

Subsequent to the quarter ended June 30, 2003, we entered into an agreement with Centerpulse USA Holdings Co. under which we would pay Centerpulse $12 million in exchange for cancellation of all of our payment obligations under its carbon technology agreement with Carbomedics Inc. Prior to this agreement, we were obligated to pay Centerpulse an aggregate of $28.2 million under the technology agreement over a period of approximately four years. These payments were accrued as milestones were met. Of the total $28 million, there were two uncompleted milestones totaling $12 million not accrued as of June 30, 2003. Carbomedics' right to payments under the technology agreement were assigned to Centerpulse in January 2003 in connection with the sale by Centerpulse of its Carbomedics subsidiary to SNIA S.p.A. Upon the closing of this agreement, we will have no remaining payment obligations under the carbon technology agreement, we will own the technology and we will have a non-cash gain on the extinguishment of debt of almost $2.6 million. On August 8, 2003, we completed a private placement of Common Stock selling 4.4 million shares at $2.80 a share for gross proceeds of $12.3 million that will be used to settle the Centerpulse agreement.

Based upon the current forecast of sales and our operating expenses we anticipate having cash to fund our operations through 2005. However, as identified under the heading of "Cautionary Statements Pursuant to the Private Litigation and Securities Reform Act of 1995" below, any adverse change that affects our revenue, access to the capital markets or future demand for our products will affect our long term viability. Maintaining adequate levels of working capital depends in part upon the success of our products in the marketplace, the relative profitability of those products and our ability to control operating and capital expenses. Funding of our operations in future periods may require additional investments in ATS in the form of equity or debt. There can be no assurance that we will achieve desired levels of sales or profitability, or that future capital infusions will be available.

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

In accordance with the Act, the Company identifies the following important general factors which, if altered from the current status, could cause the Company's actual results to differ from those described in any forward-looking statements: the continued acceptance of the Company's mechanical heart valve in international markets, the rate of increase of acceptance of the Company's valve in the United States, the continued listing of our stock on The Nasdaq Stock Market, our ability to successfully implement our sales strategy in the United States, the continued clinical performance of the Company's mechanical heart valve, the actions of the Company's competitors including pricing changes and new product introductions, the continued performance of the Company's independent distributors in selling the valve, the actions of the Company's supplier of pyrolytic carbon components for the valve and difficulties we may encounter in operating our own pyrolytic carbon manufacturing capability as well as the matters discussed on our "Cautionary Statements" filed as Exhibit 99.1 to our form 10-Q for the quarter ended March 31, 2003. This list is not exhaustive and the Company may supplement this list in any future filing or in connection with the making of any specific forward-looking statement.

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

In the United States and France, we sell our products directly to hospitals. Revenue is recognized when the valve is implanted. In international markets outside of France, we sell our products to independent distributors who, in turn, sell to medical hospitals. In these markets, revenue is recognized upon shipment of product to customers. Loss, termination or ineffectiveness of distributors to effectively promote our product would have a material adverse effect on our financial condition and results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, Michael Dale, and Chief Accounting Officer, Deborah Chapman, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Accounting Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There were no significant changes made in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15) during the period covered by this report that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings
                  N/A

Item 2.           Changes in Securities and Use of Proceeds
                  N/A

Item 3.           Defaults Upon Senior Securities
                  N/A

Item 4.           Submission of Matters to a Vote of Security Holders
                  The annual meeting of shareholders of the Company was held on April 30, 2003 at which time (i) five nominees were elected to the Board of Directors for one-year terms, (ii) the 2000 Stock Incentive Plan was amended, (iii) the 1998 Employee Stock Purchase Plan was amended and (iv) Ernst & Young LLP was approved as the independent auditors of the Company. Proxies for the Company were solicited pursuant to Section 14(a) of the Securities Exchange act of 1934, as amended, and there was no solicitation in opposition to management's solicitations. All nominees for directors as listed in the proxy statement were elected. The voting results were as follows:

                                                                                                  Broker
                                                        For                 Withheld            Non-Votes
                                                        ---                 --------            ---------

Election of Directors
         Manual A. Villafana                          19,807,480                93,156                   0
         Michael D. Dale                              19,811,842                88,794                   0
         A. Jay Graf                                  19,792,430               108,206                   0
         David L. Boehnen                             19,795,942               104,694                   0
         Eric W. Sivertson                            19,801,630                99,006                   0

Amendment of the 2000
    Stock Incentive Plan                               5,754,913             1,021,065          13,124,658

Amendment of the 1998
    Employee Stock Purchase Plan                       5,925,147               850,831          13,124,658

Approval of Independent
    Auditors                                          19,781,687               118,949                   0


Item 5.           Other Information
                  On July 24, 2003 the Company transferred back to the Nasdaq National Market. The Company was eligible to transfer back to the National Market, without paying the initial listing fees, if its bid price was at least $1.00 for more than 30 consecutives days by July 28, 2003. The Company's stock price has been above $1.00 for more than 90 consecutive days. The Company moved to the Nasdaq

                  SmallCap Market on November 21, 2002 because it did not meet the minimum $1.00 bid price requirement for the National Market.


Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

         31.1 Certification of Chief Executive Officer pursuant to Rules 13a-15(e)/15d-15(e) (Section 302 Certification)

         31.2 Certification of Chief Financial Officer pursuant to Rules 13a-15(e)/15d-15(e) (Section 302 Certification)

         32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification)

         32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification)

         99.1     Cautionary Statements

                  (b)      Reports on Form 8-K

                           Form 8-K was filed on July 30, 2003 to report under
                  Item 7 the issuance of a press release to report the Company's results of operations and financial condition for the completed fiscal quarter ended June 30, 2003. No financial statements were required to be filed with the Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    August 13, 2003                   ATS MEDICAL, INC.



                                           By: /s/ Michael D. Dale
                                               ------------------------------
                                               Michael D. Dale, Chief Executive
                                               Officer (Principal Executive
                                               Officer and Authorized Signatory)


                                           By: /s/ Deborah K. Chapman
                                               ---------------------------------
                                               Deborah K. Chapman, Controller
                                               (Principal Accounting Officer)

                                    EXHIBIT INDEX

EXHIBIT NUMBER            DESCRIPTION

31.1                      Certification of the Chief Executive Officer pursuant to Rules 13a-15(e)/15d-15(e)
                          (Section 302 Certification)

31.2                      Certification of the Chief Financial Officer pursuant to Rules 13a-15(e)/15d-15(e)
                          (Section 302 Certification)

32.1                      Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section
                          906 Certification)

32.2                      Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section
                          906 Certification)

99.1                      Cautionary Statements