Form 10-Q
period 2003-09-30
ATS MEDICAL INC
filed 2003-11-14
CIK 824068

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

      X        Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
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

                               Yes X     No

      The number of shares outstanding of each of the registrant's classes of common stock as of November 10, 2003, was:

       Common Stock, $.01 par value             26,744,932 shares

                                      INDEX

                                                                        Page(s)
                                                                        -------
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

             Consolidated Balance Sheets as of
             September 30, 2003, and December 31, 2002                    3

             Statements of Operations for the three and nine
             months ended September 30, 2003 and 2002                     4

             Statements of Cash Flows for the nine
             months ended September 30, 2003 and 2002                     5

             Notes to Consolidated Financial Statements                 6 - 8

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  8 - 19

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk       20

ITEM 4.  Controls and Procedures                                          20

PART II. OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds                        21

ITEM 6.  Exhibits and Reports on Form 8-K                                 21

SIGNATURES                                                                22

EXHIBIT INDEX                                                             24

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                ATS MEDICAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                 (in thousands, except per share and share data)

                                                                SEPTEMBER 30,     DECEMBER 31,
                                                                    2003              2002
                                                                -------------     ------------
                                                                 (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                    $   5,652         $   7,472
    Short-term investments                                           3,245             2,502
   Accounts receivable, net                                          4,223             3,557
   Inventories                                                      16,929            15,876
   Other current assets                                                728               382
                                                                 ---------         ---------
Total current assets                                                30,777            29,789

Furniture, machinery and equipment, net                              6,036             6,026
Inventories                                                         28,000            37,000
Technology license                                                  18,500            18,500
Other assets                                                           439               441
                                                                 ---------         ---------
Total assets                                                     $  83,752         $  91,756
                                                                 =========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                              $     792         $     511
   Due to related party                                                192               192
   Accrued reorganization charges                                       87               493
   Accrued payroll and expenses                                      1,106               322
   Accrued distributor liabilities                                     548             1,597
    Notes payable                                                       --             5,000
                                                                 ---------         ---------
Total current liabilities                                            2,725             8,115

Due to related party                                                   289               434
Long-term debt                                                          --             9,080

Shareholders' equity:
   Common stock, $.01 par value:
     authorized 40,000,000 shares; issued and
     outstanding 26,726,240 and 22,305,920 shares at
      September 30, 2003 and December 31, 2002                         267               223
   Additional paid-in capital                                      122,989           111,474
   Accumulated other comprehensive loss                                 (3)               (4)
   Accumulated deficit                                             (42,515)          (37,566)
                                                                 ---------         ---------
Total shareholders' equity                                          80,738            74,127
                                                                 ---------         ---------
Total liabilities and shareholders' equity                       $  83,752         $  91,756
                                                                 =========         =========

The accompanying notes are an integral part of the consolidated financial statements.

                               ATS MEDICAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                     (in thousands, except per share data)

                                         THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                         --------------------------------    -------------------------------
                                              2003             2002               2003             2002
                                            --------         --------           --------         --------
Net sales                                   $  4,639         $  3,184           $ 12,850         $  9,562
Cost of goods sold                             3,255            2,179              9,252            7,194
                                            --------         --------           --------         --------
Gross profit                                   1,384            1,005              3,598            2,368

Operating expenses:
   Research and development                      384              346              1,213            1,940
   Sales and marketing                         2,809              389              6,350            2,692
   General and administrative                  1,091              635              3,121            2,089
   Impairment of technology license               --               --                 --            8,100
   Reorganization expense                         --               23                 --              888
   Extinguishment of debt                     (2,575)              --             (2,575)              --
                                            --------         --------           --------         --------
Total operating expenses                       1,709            1,393              8,109           15,709
                                            --------         --------           --------         --------
Operating loss                                  (325)            (388)            (4,511)         (13,341)

Net interest income (expense)                     18             (201)              (438)             (99)
                                            --------         --------           --------         --------
Net loss                                    ($   307)        ($   589)          ($ 4,949)        ($13,440)
                                            ========         ========           ========         ========
Net loss per share
   Basic and diluted                        ($  0.01)        ($  0.03)          ($  0.21)        ($  0.60)
Weighted average number of shares
  used in calculation
   Basic and diluted                          24,743           22,271             23,138           22,245

The accompanying notes are an integral part of the consolidated financial statements.

                                ATS MEDICAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)
                                 (in thousands)


                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                         -------------------------------
                                                             2003             2002
                                                           --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   ($ 4,949)        ($13,440)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation                                                 583              537
   Loss on disposal of equipment                                  2               30
   Compensation expense on stock options                          5               --
   Imputed interest long-term debt                              320              239
   Impairment of technology license                              --            8,100
   Extinguishment of debt                                    (2,575)              --
   Changes in operating assets and liabilities:
     Accounts receivable                                       (666)             206
     Inventories                                              7,947            1,063
     Prepaid expenses                                          (346)             336
     Other assets                                                 2               (1)
     Accounts payable and accrued expenses                     (360)            (579)
                                                           --------         --------
Net cash used in operating activities                           (37)          (3,509)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of short-term investments                           (4,231)          (2,612)
Payments for technology license                             (12,000)              --
Sale of short-term investments                                3,488            8,812
Purchases of furniture, machinery and equipment                (595)             (98)
Proceeds on disposal of equipment                                --              165
                                                           --------         --------
Net cash provided by (used in) investing activities         (13,338)           6,267

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from sale of common stock                       11,555              108
                                                           --------         --------
Net cash provided by financing activities                    11,555              108
                                                           --------         --------

Increase (decrease) in cash and cash equivalents             (1,820)           2,866
Cash and cash equivalents at beginning of period              7,472            5,079
                                                           --------         --------
Cash and cash equivalents at end of period                 $  5,652         $  7,945
                                                           ========         ========


The accompanying notes are an integral part of the consolidated financial statements.

                                ATS MEDICAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The consolidated financial statements included in this Form 10-Q have been prepared by ATS Medical, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The consolidated financial statements include the accounts of the company and its subsidiaries, and all significant inter-company accounts and transactions are eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations. The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. These unaudited consolidated interim financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in its Annual Report on Form 10-K for 2002.

These statements reflect, in management's opinion, all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. The results of operations for any interim period may not be indicative of results for the full year.

NOTE 2. STOCK-BASED COMPENSATION

The Company accounts for it stock-based employee compensation plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The exercise price of the Company's employee stock options generally equals the market price of the underlying stock on the date of grant for all options granted, and thus, under APB 25, no compensation expense is recognized. Stock options granted to non-employees are valued and accounted for in accordance with Financial Accounting Statement No. 123, Accounting for Stock-Based Compensation (FAS 123). Accordingly, these costs are charged to operating expenses over the vesting period of the option.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation.

                                                          Three months ended                 Nine months ended
                                                             September 30,                     September 30,
                                                       -------------------------         -------------------------
(in thousands, except per share data)                    2003             2002             2003             2002
                                                       --------         --------         --------         --------
Net loss, as reported                                  ($   307)        ($   589)        ($ 4,949)        ($13,440)

Subtract:  Total stock-based employee
compensation

      expense determined under fair value based
      method for all awards                                (424)            (296)            (835)            (805)
                                                       --------         --------         --------         --------
Pro forma net loss                                     ($   731)        ($   885)        ($ 5,784)        ($14,245)
                                                       ========         ========         ========         ========
Net loss per share:
      As reported

         Basic and diluted                             ($  0.01)        ($  0.03)        ($  0.21)        ($  0.60)
      Pro forma
         Basic and diluted                             ($  0.03)        ($  0.04)        ($  0.25)        ($  0.64)

NOTE 3. INVENTORIES

Inventories consist of the following:

                                  September 30,     December 31,
(in thousands)                        2003             2002
                                  -------------     ------------
Raw materials                       $ 13,281         $ 14,476
Work in process                        9,808           10,169
Finished goods                        22,040           28,431
Obsolescence reserve                    (200)            (200)
                                    --------         --------
Total, net                          $ 44,929         $ 52,876
                                    ========         ========
Balance sheet classification

Current assets                      $ 16,929         $ 15,876
Noncurrent assets                     28,000           37,000
                                    --------         --------
Total, net                          $ 44,929         $ 52,876
                                    ========         ========


The Company maintains significant levels of inventory that exceed current demand. Management believes that these excess quantities will be utilized over several years. Therefore, the Company has classified $28.0 million and $37.0 million of inventories as noncurrent assets at September 30, 2003 and December 31, 2002.

NOTE 4. IMPAIRMENT OF TECHNOLOGY LICENSE

During the first quarter of 2002, the Company evaluated the carrying value of its technology license asset of $13 million in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Utilizing a discounted cash flow model, that analysis indicated the asset's carrying value was recoverable and the Company recognized no impairment as a result of the adoption of SFAS No. 142. In the second quarter of 2002, the Company experienced decreased sales volumes, decreased average selling prices and initiated certain restructuring activities pertaining to its executive team and the manner in which it sells its product from a direct sales force to a hybrid sales force of a few direct salespeople and several independent manufacturer's representatives. In response to these conditions, the Company modified its pricing strategy and sales volume estimates in conjunction with the reorganization plan implemented and the increased competitive pressures in the European market. As a result of these conditions and changes, the Company revised its expectations of the sales volume estimates and its selling prices of the heart valve in the cash flow model to evaluate the recoverability of its technology license. When compared to the revised fair value as calculated by discounting the changed future cash flows at June 30, 2002, the Company determined a non-cash charge representing an impairment of this asset needed to be recognized in the amount of $8.1 million in the second quarter. This charge also reflected in part the effect of the amended milestone payments in the early years of the technology transfer agreement relative to the benefits of lower cost carbon not being realized until future years after the depletion of inventories on hand at the time of the analysis. There is no additional impairment of the technology license at September 30, 2003.

NOTE 5. WARRANTIES

The Company adopted Financial Accounting Standards Board Interpretation No. 45, Guarantor's accounting and disclosure requirements for guarantees, including indirect indebtedness to others (FIN 45), during the first quarter of 2003. FIN 45 requires disclosures concerning the Company's obligations under certain guarantees.

The Company has indemnified a supplier of its valve components against claims made or damages assessed as the result of the supplier's manufacture of the valve components. The Company has determined that given its history of no reports of product failures or liability claims, the likelihood of claims and subsequent payments is remote, and accordingly, no liabilities in conjunction with this indemnification have been accrued.

NOTE 6. COMPREHENSIVE LOSS

Comprehensive loss for the Company includes net loss and foreign currency translation which is charged or credited to the cumulative translation account within shareholders' equity. Gains and losses from foreign currency translation are not material.

NOTE 7. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 requires companies that control another entity through interests other than voting interests to consolidate the controlled entity. FIN 46 was effective immediately for variable interest entities created, or in which the company obtains an interest, after January 31, 2003. For all variable interest entities created on or before January 31, 2003, the provisions are effective July 31, 2003. The Company does not believe it has interests in variable interest entities.

NOTE 8. EXTINGUISHMENT OF DEBT

On August 21, 2003, the Company paid Centerpulse USA Holdings Co.(Centerpulse) $12 million in exchange for cancellation of all of the Company's payment obligations under its carbon technology agreement with Carbomedics Inc. and now owns the technology license. Prior to this agreement, the Company was obligated to pay Centerpulse an aggregate of $28.2 million under the technology agreement over a period of approximately four years. These payments were accrued as milestones were met. Of the total $28 million, there were two uncompleted milestones totaling $12 million that were not accrued. Since the amount accrued exceeded the amount due, a non-cash gain on the extinguishment of debt in the amount of $2.6 million on this transaction was realized during the three month period ended September 30, 2003.

NOTE 9. SHAREHOLDER'S EQUITY

On August 11, 2003, in a private placement, the Company issued 4.4 million shares of common stock and received $11.6 million, net of offering costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "may," "expect," "believe," "anticipate," or "estimate," identify such forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially from those expressed in such forward-looking statements. Some of the factors that could cause such material differences are identified in "Cautionary Statements." We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future filings with the SEC.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Management's discussion and analysis of financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect (1) the reported amounts of assets, liabilities, revenues, and expenses; and (2) the related disclosure of contingent assets and liabilities. At each balance sheet date, we evaluate our estimates and judgements. The critical accounting policies that are most important to fully understanding and evaluating the financial condition and results of operations are discussed in our most recent Annual Report on Form 10-K on file with the SEC.

Overview

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

We commenced selling the ATS heart valve in international markets in 1992. Internationally, we generally sell the valve to independent distributors with assigned territories (generally a specific country or region) who in turn sell the valve to hospitals or clinics. In France, we sell our valves directly to hospitals. In the United States, we sell directly to hospitals through a combination of a direct sales force and independent distributors.

Results of Operations

The following is a discussion of the results of our operations for the three and nine month periods ended September 2003 and 2002.

The following table compares the dollar and percentage change in the Statements of Operations for the three and nine month periods ended September 2003 and 2002.

                                      Three months ended September 30,                    Nine months ended September 30,
                                --------------------------------------------     ---------------------------------------------
(in thousands, except                                    Increase                                         Increase
percentages)                      2003        2002      (Decrease)      %          2003         2002     (Decrease)       %
                                --------    --------    ----------   -------     --------     --------   ----------    -------
Net sales                       $  4,639    $  3,184     $  1,455       45.7%    $ 12,850     $  9,562    $  3,288        34.4%
Cost of goods sold                 3,255       2,179        1,076       49.4%       9,252        7,194       2,058        28.6%
                                --------    --------     --------    -------     --------     --------    --------     -------
Gross profit                       1,384       1,005          379       37.7%       3,598        2,368       1,230        51.9%
Gross profit %                      29.8%       31.6%                                28.0%        24.8%
Operating expenses:
  Research and development           384         346           38       11.0%       1,213        1,940        (727)      -37.5%
  Sales and marketing              2,809         389        2,420      622.1%       6,350        2,692       3,658       135.9%
  General and administrative       1,091         635          456       71.8%       3,121        2,089       1,032        49.4%
  Impairment of technology
license                               --          --           --         --           --        8,100      (8,100)     -100.0%
  Reorganization expense              --          23          (23)    -100.0%          --          888        (888)     -100.0%
  Extinguishment of debt          (2,575)         --       (2,575)        --       (2,575)          --      (2,575)         --
                                --------    --------     --------    -------     --------     --------    --------     -------
Total operating expenses           1,709       1,393          316       22.7%       8,109       15,709      (7,600)      -48.4%
                                --------    --------     --------    -------     --------     --------    --------     -------
Operating loss                      (325)       (388)          63      -16.2%      (4,511)     (13,341)      8,830       -66.2%

Net interest income (expense)         18        (201)         219     -109.0%        (438)         (99)       (339)      342.4%
                                --------    --------     --------    -------     --------     --------    --------     -------
Net  loss                       ($   307)   ($   589)    $    282      -47.9%    ($ 4,949)    ($13,440)   $  8,491       -63.2%
                                ========    ========     ========    =======     ========     ========    ========     =======


The following table presents the statement of operations as a percentage of net sales for the three and nine month periods ended September 2003 and 2002.


                                   Three months ended      Nine months ended
                                      September 30,          September 30,
                                   ------------------      ------------------
                                    2003        2002        2003        2002
                                   ------      ------      ------      ------
Net sales                          100.0%      100.0%      100.0%      100.0%
Cost of goods sold                  70.2%       68.4%       72.0%       75.2%
                                   -----       -----       -----       -----
Gross profit                        29.8%       31.6%       28.0%       24.8%
Operating expenses:
  Research and development           8.3%       10.9%        9.4%       20.3%
  Sales and marketing               60.6%       12.2%       49.4%       28.2%
  General and administrative        23.5%       19.9%       24.3%       21.8%
  Impairment of technology
license                              0.0%        0.0%        0.0%       84.7%
  Reorganization expense             0.0%        0.7%        0.0%        9.3%
  Extinguishment of debt           -55.5%        0.0%      -20.0%        0.0%
                                   -----       -----       -----       -----
Total operating expenses            36.8%       43.8%       63.1%      164.3%
                                   -----       -----       -----       -----
Operating loss                      -7.0%      -12.2%      -35.1%     -139.5%

Net interest income (expense)        0.4%       -6.3%       -3.4%       -1.0%

Net  loss                           -6.6%      -18.5%      -38.5%     -140.6%
                                   =====       =====       =====       =====

NET SALES. The following table compares net sales between the three and nine month periods ended September 2003 and 2002.

                             Three months ended September 30,           Nine months ended September 30,
                            ----------------------------------       -----------------------------------
(in thousands)               2003     2002     Increase    %           2003      2002     Increase   %
                            ------   ------    --------  -----       -------    ------    --------  ----
United States               $1,452   $  540      $  912  168.9%      $ 3,358    $1,984      $1,374  69.3%
Outside United States        3,187    2,644         543   20.5%        9,492     7,578       1,914  25.3%
                            ------   ------      ------  -----       -------    ------      ------  ----
Total                       $4,639   $3,184      $1,455   45.7%      $12,850    $9,562      $3,288  34.4%
                            ======   ======      ======  =====       =======    ======      ======  ====
Share of total sales:

United States                31.3%    17.0%                            26.1%     20.7%
Outside United States        68.7%    83.0%                            73.9%     79.3%
                            ------   ------                          -------    ------
Total                       100.0%   100.0%                           100.0%    100.0%
                            ======   ======                          =======    ======

In the U.S., Canada, and France, our revenue is the selling price to the hospital. In other non-U.S. markets, our revenue is the selling price to the distributor.

In June 2002, the majority of our U.S. sales persons were terminated. In the fourth quarter of 2002, we hired a new CEO and thereafter began building a "new sales organization" in the U.S. consisting of four area directors and a combination of direct sales representatives and independent manufacturer's representatives. This new organization and overall greater efforts led to the revenue increase in the U.S. with the U.S. now accounting for an increasing percentage of total sales.

COST OF GOOD SOLD. To date, all purchased pyrolytic carbon components for the ATS heart valve have come from Carbomedics, Inc. (Carbomedics) pursuant to a multi-year supply agreement entered into in 1990. The cost of the pyrolytic carbon components represents approximately 80% of the total cost of the ATS heart valve. Under the supply agreement, the cost of the pyrolytic carbon components has varied according to annual volume purchases and was adjusted annually by reference to increases in the U.S. Department of Labor Employment Cost Index.

The supply agreement with Carbomedics is still in effect but has been re-negotiated several times. Our current obligations under the supply agreement call for future diminished purchase obligations starting in 2007 and continuing through 2010.

We maintain significant levels of carbon components in inventory that exceed current demand due to past purchase requirements under the supply agreement. In addition, the cost of these components has been high and at times exceeded selling prices necessitating lower of cost or market write-downs of inventories. We have set up our own manufacturing facility and we expect to increase the production of our own carbon components during 2004. As higher priced inventory purchased from Carbomedics is replaced by lower cost inventory that we manufacture, cost of goods sold will decrease as a percentage of net sales.

Our valves are made of materials that do not deteriorate. Other than the need for periodic resterilization, the valves effectively have an infinite shelf life. The approved sterilization shelf life of our valves ranges from three to seven years depending on the type of valve and the market where it will be sold.

Selling prices vary significantly from market to market and generally are highest in the United States and lower elsewhere, especially in less developed countries. Accordingly, gross margins as a percentage of net sales will vary depending on percentage of sales by market. During the three months ended September 2003, higher margins due to increased sales in the United States were more than offset by lower margins on sales to less developed countries.

During the nine-month period ended September, 2002, we recorded a lower cost or market charge against certain inventories and included this $200,000 charge in cost of goods sold. Without this charge, gross margin would have been $2.6 million, or 26.9%. These charges reflect our best estimate of future selling prices that will be below inventory costs and are not part number specific. If in the future these estimates change, additional lower of cost or market charges may be necessary.

RESEARCH AND DEVELOPMENT. Research and development expenses include the costs to develop and improve current and future products, the costs for regulatory and clinical activities for these products, and the costs to set up and maintain our carbon components manufacturing facility while it is in pre-production mode. The operational qualification and validation of the carbon production equipment and making pilot coating runs have been charged to research and development costs.

The following table compares the different components of research and development costs for the three and nine month periods in 2003 to 2002.

                                    Three months ended      Nine months ended
                                       September 30,           September 30,
                                    ------------------      ------------------
(in thousands)                       2003        2002        2003        2002
                                    ------      ------      ------      ------
Costs related to manufacturing
facility                            $  252      $  262      $  791      $1,518
All other R&D related costs            132          84         422         422
                                    ------      ------      ------      ------
Total                               $  384      $  346      $1,213      $1,940
                                    ======      ======      ======      ======

On May 29, 2002, we received notification from the FDA of full approval of our carbon manufacturing facility. The decrease in research and development expenses during 2003 is attributable to the costs of setting up and qualifying our manufacturing facility to receive this approval during the first half of 2002. We expect to increase production capacity of our carbon components during 2004. Accordingly, the costs of this facility that are now classified as research and development costs will be included as costs of goods sold after the date on which we commence increased production of these carbon components.

SALES AND MARKETING. Cost increases for the three and ninth periods in 2003 over 2002 were for the building of our "new sales and marketing organizations". In June 2002, the majority of our U.S. sales persons were terminated. In the fourth quarter of 2002, we hired a new CEO and thereafter began the process of hiring and training the new employees in the new sales and marketing organizations. At September 30, 2003, our sales organization consisted of 18 territory managers and four area directors compared to only three territory managers and one area director the previous year. We have substantially completed the hiring and training of our sales and marketing organization.

GENERAL AND ADMINISTRATIVE. For the three and nine months ended September 2003 compared to the same periods in 2002, legal, accounting, and other professional services increased by $171,000 and $276,000, respectively, substantially for legal support, recruitment, and hiring of our new sales organization; and management bonus accruals increased by $150,000 and $450,000, respectively, for management's attainment of increased financial performance.

IMPAIRMENT CHARGE. During the first quarter of 2002, the Company evaluated the carrying value of its technology license asset of $13 million in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. While this evaluation indicated that the asset's carrying value was recoverable, changes in sales volumes and selling prices during the second quarter of 2002 necessitated a revaluation of the recoverability of that asset. As a result of this updated cash flow analysis, we recorded an $8.1 million non-cash charge during the second quarter of 2002. We believe our current carrying value of the technology license is recoverable and no further impairment charges have been taken. For a more complete discussion of this accounting issue, see Note 4, Impairment of Technology License in the Notes to Consolidated Financial Statements.

REORGANIZATION EXPENSE. For the nine months ended September 30, 2002, we had $0.9 million in reorganization expenses representing severance costs for terminated employees. In June 2002, the Board of Directors decided to significantly decrease our workforce. As part of these cost reduction measures, one half of the workforce, including the executive officers of the Company, were released from employment. At September 30, 2003, we had remaining obligations relating to the June 2002 reorganization of $87,000. We expect these obligations to be fully paid by the end of 2003.

EXTINGUISHMENT OF DEBT. On July 21, 2003 we entered into an agreement and on August 21, 2003, we paid Centerpulse USA Holdings Co.(Centerpulse) $12 million in exchange for cancellation of all of our payment obligations under our carbon technology agreement and we would own a fully paid exclusive license to use the carbon technology to produce components for our valve. Prior to this agreement, we were obligated to pay Centerpulse an aggregate of $28.2 million under the technology agreement over a period of approximately four years. These payments were accrued as milestones were met. Of the total $28 million, there were two uncompleted milestones totaling $12 million that were not accrued. Since the amount accrued exceeded the amount due, we realized a non-cash gain on the extinguishment of debt in the amount of $2.6 million on this transaction during the three month period ended September 2003.

NET INTEREST INCOME (EXPENSE). Our interest expense was primarily attributable to imputed interest on our long-term debt previously owed to Centerpulse. There was no imputed interest during the quarter ended September 30, 2003 due to the payoff agreement made with Centerpulse during the quarter. Our interest income is primarily attributable to the investment of our cash balances.

INCOME TAXES. We have accumulated approximately $38 million of net operating loss (NOL) carryforwards for U.S. tax purposes. We believe that our ability to fully utilize the existing net operating loss carryforwards could be restricted on a portion of the NOL for changes in control that may have occurred or may occur in the future. We will conduct a formal study of any restrictions on our carryforwards when we attain profitability. We have not recorded any assets or liabilities related to our NOL carryforwards.

NET LOSS. Our decrease in net loss in 2003 resulted from increases in sales offset by changes in operating costs, all of which are described above.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments were $8.9 million as of September 30, 2003, compared to $10.0 million as of December 31, 2002.

CASH FLOWS FROM OPERATING ACTIVITIES. For the first nine months of 2003, net cash used in operating activities was $37,000. Net loss plus the non-cash expenses of depreciation and imputed interest expense less the non-cash gain on the extinguishment of debt totaled a use of cash of $6.6 million. This was offset by changes in operating assets and liabilities. Accounts receivable increased $0.7 million due to increased sales volumes. Inventories decreased by $7.9 million as we continue to deplete inventories. Other current assets increased $0.3 million as payments were made during the third quarter of 2003 in support of programs that will be expensed in the fourth quarter of 2003. Accounts payable and accrued expenses decreased $0.4 million due to a $1.0 million payment in conjunction with the termination of our French distributor offset by higher accounts payable and accrued bonuses.

CASH FLOWS FROM INVESTING ACTIVITIES. In July, 2003, we entered into an agreement and in August we paid Centerpulse $12 million in exchange for cancellation of all of our payment obligations under our carbon technology agreement. As a result, we have no remaining payment obligations under the carbon technology agreement and we own a fully paid exclusive worldwide license to use the carbon technology to produce components for our valve.

CASH FLOWS FROM FINANCING ACTIVITIES. In August, 2003, we issued 4.4 million shares of common stock in a private placement and received $11.6 million, net of offering costs. We used these proceeds to pay Centerpulse $12 million in exchange for cancellation of all of our payment obligations under the carbon technology agreement.

CASH COMMITMENTS

We believe that funds generated from operations, together with our balances in cash and cash equivalents and short term investments, will be sufficient to finance current operations and planned capital expenditure requirements for at least the next twelve months.

CAUTIONARY STATEMENTS

There are several important factors that could cause our actual results to differ materially from our anticipated results. These factors, and their impact on the success of our operations and our ability to achieve our goals, include the following:

IF OUR HEART VALVE DOES NOT ACHIEVE WIDESPREAD MARKET ACCEPTANCE IN THE UNITED STATES, OUR OPERATING RESULTS WILL BE HARMED AND WE MAY NOT ACHIEVE PROFITABILITY.

Our success will depend, in large part, on the medical community's acceptance of the ATS heart valve in the United Sates, which is the largest revenue market in the world for heart valves. The U.S. medical community's acceptance of the ATS heart valve will depend upon our ability to demonstrate the safety and efficacy, advantages, long-term clinical performance and cost-effectiveness of the ATS heart valve as compared to other prosthetic heart valves. We cannot predict whether the U.S. medical community will accept the ATS heart valve or, if accepted, the extent of its use. Negative publicity resulting from isolated incidents involving the ATS heart valve or other prosthetic heart valves could have a significant adverse effect on the overall acceptance of our heart valve. If we encounter difficulties developing a market for the ATS heart valve in the United States, we may not be able to increase our revenue enough to achieve profitability and our business and results of operations will be seriously harmed.

WE CURRENTLY RELY ON THE ATS HEART VALVE AS OUR SOLE SOURCE OF REVENUE. IF WE ARE NOT SUCCESSFUL IN SELLING THIS PRODUCT, OUR OPERATING RESULTS WILL BE HARMED.

We have developed only one product, which is currently being sold primarily outside the United States. Even if we were to develop additional products, regulatory approval would likely be required to sell them. Clinical testing and the approval process itself are very expensive and can take many years. Therefore, we do not expect to be in a position to sell additional products in the foreseeable future. Adverse rulings by regulatory authorities, product liability lawsuits, the failure to achieve widespread U.S. market acceptance, the loss of market acceptance outside of the United States, or other adverse publicity may significantly and adversely affect our sales of the ATS heart valve, and, as a result, would adversely affect our business, financial condition and results of operations.

IN 2002 WE BEGAN USING A COMBINATION OF DIRECT SALES PERSONS AND INDEPENDENT MANUFACTURING REPRESENTATIVES TO SELL OUR VALVES IN THE UNITED STATES. IF OUR NEW U.S. SALES STRATEGY IS NOT SUCCESSFUL, WE WILL NOT BE ABLE TO CONTINUE OUR OPERATIONS AS PLANNED.

Our sales approach for the sale of the ATS valve in the United States consists primarily of direct salespersons with a few independent manufacturer's representatives. We will need to continue to expend significant funds and management resources to develop and maintain this hybrid sales force. We believe there is significant competition for sales personnel and independent manufacturing representatives with the advanced sales skills and technical knowledge we need. If we are unable to recruit, retain and motivate qualified personnel and representatives, U.S. sales of the ATS valve could be adversely affected. The loss of key salespersons or independent manufacturer's representatives could have a material adverse effect on our sales or potential sales to current customers and prospects serviced by such salespersons or representatives. Further, we cannot assure the successful expansion of our network of independent manufacturer's representatives on terms acceptable to ATS, if at all, or the successful marketing of our products by our hybrid sales force. To the extent we rely on sales through independent manufacturer's representatives, any revenues we receive will depend primarily on the efforts of these parties. We do not control the amount and timing of marketing resources that these third parties devote to our product. If our U.S. sales strategy is not successful, we may be forced to change our U.S. sales strategy again. Any such change could disrupt sales in the United States. Further, any change in our U.S. sales strategy could be expensive and would likely have a material adverse impact on our results of operations.

WE CURRENTLY DEPEND ON THE MARKETING AND SALES EFFORTS OF INTERNATIONAL INDEPENDENT DISTRIBUTORS, AND OUR SALES HAVE BEEN CONCENTRATED IN THREE COUNTRIES.

The ATS heart valve is sold internationally through independent distributors. The loss of an international distributor could seriously harm our business and results of operations if a new distributor could not be found on a timely basis in the relevant geographic market. We do not control the amount and timing of marketing resources that these third parties devote to our product. Furthermore, to the extent we rely on sales through independent distributors, any revenues we receive will depend primarily on the efforts of these parties. In addition, as part of our agreement with our distributors, we provide for the repurchase of unopened valves upon termination of the distributor by us. For example, in 2002, we bought back $977,115 in inventory from our distributor for France and Belgium in connection with the termination of our relationship with such distributor. Buybacks of inventory could have an adverse impact on our results of operations for the period in which it occurs.

WE ARE DEPENDENT UPON SALES OUTSIDE THE UNITED STATES, WHICH ARE SUBJECT TO A NUMBER OF RISKS INCLUDING A DROP IN SALES DUE TO CURRENCY FLUCTUATIONS.

As of September 30, 2003, more than 79% of our net sales are derived from international operations. We expect that international sales will account for a substantial majority of our revenue until the ATS heart valve receives wider market acceptance from U.S. customers. Accordingly, any material decrease in foreign sales may materially and adversely affect our results of operations.

We sell in U.S. dollars to most of our customers abroad. An increase in the value of the U.S. dollar in relation to other currencies can and has adversely affected our sales outside of the United States. Our sales in Europe declined 36% for the year ended December 31, 2002 as compared to the year ended December 31, 2001. The decrease in sales was due primarily to the change in the value of the U.S. dollar against the Euro, as well as competitor price pressure. Our dependence on sales outside of the United States will continue to expose us to U.S. dollar currency fluctuations for the foreseeable future.

Our future results of operations could also be harmed by risks inherent in doing business in international markets, including:

      - unforeseen changes in regulatory requirements and government health programs;

      -     weaker intellectual property rights protection in some countries;

      - new export license requirements, changes in tariffs or trade restrictions;

      -     political and economic instability in our target markets; and

      -     greater difficulty in collecting payments from product sales.

In 2001, we experienced a slow collection of receivables from our Italian distributor. As a result, we ceased recognizing sales to this distributor upon shipment, and instead recognize sales to this distributor only upon receipt of payment. Slow payment of receivables by other international distributors, or the occurrence of any of the other factors listed above, could harm our ability to successfully commercialize our product internationally and could harm our business.

WE HAVE A HISTORY OF NET LOSSES. IF WE DO NOT HAVE NET INCOME IN THE FUTURE, WE MAY BE UNABLE TO CONTINUE OUR OPERATIONS.

We are not currently profitable and have a very limited history of profitability. As of December 31, 2002, we had an accumulated deficit of $37.6 million, and as of September 30, 2003, we had an accumulated deficit of $42.5 million. We expect to incur significant expenses over the next several years as we continue to devote substantial resources to the commercialization of the ATS heart valve in the United States. We will not generate net income unless we are able to significantly increase revenue from U.S. sales. If we continue to sustain losses, we may not be able to continue our business as planned.

WE CHANGED MANAGEMENT IN LATE 2002. OUR FAILURE TO RETAIN THE CURRENT MANAGEMENT OR OUR MANAGEMENT'S FAILURE TO IMPROVE SALES AND ACHIEVE PROFITABILITY COULD ADVERSELY IMPACT OUR RESULTS OF OPERATIONS.

In October 2002 we hired a new President and Chief Executive Officer. Since then, we have hired most of the current executive team. Most of the members of our executive team have extensive experience in sales and marketing medical device products. There is substantial competition for executives with this kind of experience. Therefore, we cannot assure you that we will be able to retain our management team. Replacing our management team could substantially disrupt our prospects, business and operations. Further, the failure of the current management team to substantially increase sales and return the company to profitability could negatively affect our continued ability to sell products to existing customers.

THE MARKET FOR PROSTHETIC HEART VALVES IS HIGHLY COMPETITIVE, AND A NUMBER OF OUR COMPETITORS ARE LARGER AND HAVE MORE FINANCIAL RESOURCES. IF WE DO NOT COMPETE EFFECTIVELY, OUR BUSINESS WILL BE HARMED.

The market for prosthetic heart valves is highly competitive. We expect that competition will intensify as additional companies enter the market or modify their existing products to compete directly with us. Our primary competitor, St. Jude Medical, Inc., currently controls approximately 50% of the worldwide mechanical heart valve market. Many of our competitors have long-standing FDA approval for their valves and extensive clinical data demonstrating the performance of their valves. In addition, they have greater financial, manufacturing, marketing and research and development capabilities than we have. For example, many of our competitors have the ability, due to their internal carbon manufacturing facilities and economies of scale, to manufacture their heart valves at a lower cost than we can manufacture our ATS heart valve. Our primary competitor has recently used price as a method to compete in several international markets. If heart valve prices decline significantly we might not be able to compete successfully, which would harm our results of operations.

OUR FUTURE RESULTS WILL BE HARMED IF THE USE OF MECHANICAL HEART VALVES
DECLINES.

Our business could suffer if the use of mechanical heart valves declines. Historically, mechanical heart valves have accounted for over two-thirds of all heart valve replacements. Recently, there has been an increase in the use of tissue valves. We estimate that mechanical heart valves are currently being used in 40 to 65% of all heart valve replacements, depending on the geographic market, down from 65 to 75% about ten years ago. We believe the tissue manufacturers' claims of improvements in tissue valve longevity and an increase in the average age of valve patients have contributed to the recent increase in the use of tissue valves.

NEW PRODUCTS OR TECHNOLOGIES DEVELOPED BY OTHERS COULD RENDER OUR PRODUCT OBSOLETE.

The medical device industry is characterized by significant technological advances. Several companies are developing new prosthetic heart valves based on new or potentially improved technologies. Significant advances are also being made in surgical procedures, which may delay the need for replacement heart valves. A new product or technology may emerge that renders the ATS heart valve noncompetitive or obsolete. This could materially harm our results of operations or force us to cease doing business altogether

WE MAINTAIN A LARGE VOLUME OF INVENTORY, WHICH EXCEEDS THE CURRENT DEMAND FOR THE ATS HEART VALVE. IF SALES OF OUR PRODUCT DO NOT INCREASE, THE VALUE OF OUR INVENTORY COULD DECREASE SUBSTANTIALLY.

We purchased pyrolytic carbon components under a long-term supply agreement with Carbomedics, Inc. (formerly Sulzer Carbomedics, Inc.) through June 2002 and we are required to resume purchases of such components in 2007. To date, our purchases of pyrolytic carbon components have exceeded our sales of the ATS heart valves. We currently have in inventory enough pyrolytic carbon components to satisfy our projected requirements for over two years. If we are unable to achieve widespread acceptance for the ATS heart valve or if competitive pressures result in price reductions, the value of the excess inventory would likely decrease, which could seriously harm our results of operations and financial condition. Because the pyrolytic carbon components are made to meet the unique specifications of the ATS heart valve, our inventory may have little, if any, value in the open market.

WE LICENSE PATENTED TECHNOLOGY AND OTHER PROPRIETARY RIGHTS FROM CARBOMEDICS. IF THESE AGREEMENTS ARE BREACHED OR TERMINATED, OUR RIGHT TO MANUFACTURE THE ATS HEART VALVE COULD BE TERMINATED.

Under our carbon technology agreement with Carbomedics, we have obtained a license to use Carbomedics' pyrolytic carbon technology to manufacture components for the ATS heart valve. If this agreement is breached or terminated, we would be unable to manufacture our own product. If our inventory is exhausted and we do not have any other sources of carbon components, we would be forced to cease doing business.

A DELAY OR INTERRUPTION IN THE SUPPLY OF PYROLYTIC CARBON COMPONENTS COULD DELAY PRODUCT DELIVERY OR FORCE US TO CEASE OPERATIONS.

We cannot be certain that, after our current inventory is exhausted, sufficient quantities of pyrolytic carbon components will be available to assemble the ATS heart valve. Other than our carbon facility, the only other FDA-approved alternate supplier of our pyrolytic carbon components is Carbomedics. Although we have a supply agreement with Carbomedics under which it agrees to supply us with a minimum annual number of pyrolytic carbon components in 2007 through 2011, the amounts available under this agreement are not expected to be sufficient to supply all of our needs for components in those years. If our inventory is exhausted and we are unable to manufacture carbon components or obtain them from other sources, we could be forced to reduce or cease operations.

BECAUSE WE LACK MANUFACTURING EXPERIENCE, WE MAY NOT REALIZE EXPECTED SAVINGS FROM MANUFACTURING OUR OWN PRODUCT. IN ADDITION, WE COULD EXPERIENCE PRODUCTION DELAYS AND SIGNIFICANT ADDITIONAL COSTS.

Under our agreement with Carbomedics, we have been granted an exclusive worldwide license to manufacture pyrolytic carbon components for the ATS heart valve. We cannot be certain that our strategy to establish internal manufacturing capabilities will result in a cost-effective means for manufacturing the ATS heart valve. We have limited experience in manufacturing pyrolytic carbon. Although we have an FDA-approved carbon manufacturing facility, it is currently operating at the minimal level necessary to maintain the plant and our technical expertise in producing carbon components. In the future when we increase production at the plant we may encounter difficulties in maintaining and expanding our manufacturing operations, including problems involving:

      -     production yields;

      -     quality control;

      -     per unit manufacturing costs;

      -     shortages of qualified personnel; and

      - compliance with FDA and international regulations and requirements regarding good manufacturing practices.

Difficulties encountered by us in establishing or maintaining a commercial-scale manufacturing facility may limit our ability to manufacture our heart valve and therefore could seriously harm our business and results of operations.

OUR BUSINESS COULD BE SERIOUSLY HARMED IF THIRD-PARTY PAYORS DO NOT REIMBURSE THE COSTS FOR OUR HEART VALVE.

Our ability to successfully commercialize the ATS heart valve depends on the extent to which reimbursement for the cost of our product and the related surgical procedure is available from third-party payors, such as governmental programs, private insurance plans and managed care organizations. Third-party payors are increasingly challenging the pricing of medical products and procedures that they consider are not cost-effective or are used for a non-approved indication. The failure by physicians, hospitals and other users of our product to obtain sufficient reimbursement from third-party payors would seriously harm our business and results of operations.

In recent years, there have been numerous proposals to change the health care system in the United States. Some of these proposals have included measures that would limit or eliminate payment for medical procedures or treatments. In addition, government and private third-party payors are increasingly attempting to contain health care costs by limiting both the coverage and the level of reimbursement. In international markets, reimbursement and health care payment systems vary significantly by country. In addition, we have encountered price resistance from government-administered health programs. Significant changes in the health care system in the United States or elsewhere, including changes resulting from adverse trends in third-party reimbursement programs, could have a material adverse effect on our business and results of operations.

WE MAY FACE PRODUCT LIABILITY CLAIMS, WHICH COULD RESULT IN LOSSES IN EXCESS OF OUR INSURANCE COVERAGE AND WHICH COULD NEGATIVELY AFFECT OUR ABILITY TO ATTRACT AND RETAIN CUSTOMERS.

The manufacture and sale of mechanical heart valves entail significant risk of product liability claims and product recalls. A mechanical heart valve is a life-sustaining device and the failure of any mechanical heart valve usually results in the patient's death or need for reoperation. A product liability claim or product recall, regardless of the ultimate outcome, could require us to spend significant time and money in litigation or to pay significant damages and could seriously harm our business. We currently maintain product liability insurance coverage in an aggregate amount of $25 million. However, we cannot assure you that our current insurance coverage is adequate to cover the costs of any product liability claims made against us. Product liability insurance is expensive and does not cover the costs of a product recall. In the future, product liability insurance may not be available at satisfactory rates or in adequate amounts. A product liability claim or product recall could also materially and adversely affect our ability to attract and retain customers.

OUR BUSINESS WOULD BE ADVERSELY AFFECTED IF WE ARE NOT ABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS.

Our success depends in part on our ability to maintain and enforce our patents and other proprietary rights. We rely on a combination of patents, trade secrets, know-how and confidentiality agreements to protect the proprietary aspects of our technology. These measures afford only limited protection and competitors may gain access to our intellectual property and proprietary information. The patent positions of medical device companies are generally uncertain and involve complex legal and technical issues. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of our proprietary rights. Any litigation could be costly and divert our attention from the growth of the business. We cannot assure you that our patents and other proprietary rights will not be successfully challenged, or that others will not independently develop substantially equivalent information and technology or otherwise gain access to our proprietary technology.

WE MAY BE SUED BY THIRD PARTIES WHICH CLAIM THAT OUR PRODUCT INFRINGES ON THEIR INTELLECTUAL PROPERTY RIGHTS. ANY SUCH SUITS COULD RESULT IN SIGNIFICANT LITIGATION OR LICENSING EXPENSES OR WE MIGHT BE PREVENTED FROM SELLING OUR PRODUCT.

We may be exposed to future litigation by third parties based on intellectual property infringement claims. Any claims or litigation against us, regardless of the merits, could result in substantial costs and could harm our business. In addition, intellectual property litigation or claims could force us to:

      - cease manufacturing and selling our product, which would seriously harm us;

      - obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, if at all; or

      -     redesign our product, which could be costly and time-consuming.

WE ARE SUBJECT TO EXTENSIVE GOVERNMENTAL REGULATION, WHICH IS COSTLY, TIME CONSUMING AND CAN SUBJECT US TO UNANTICIPATED DELAYS.

The ATS heart valve and our manufacturing activities are subject to extensive regulation by a number of governmental agencies, including the FDA and comparable international agencies. We are required to:

      - maintain the approval of the FDA and international regulatory agencies to continue selling the ATS heart valve;

      - obtain the approval of international regulatory agencies in countries where the ATS heart valve is not yet marketed;

      - satisfy content requirements for all of our labeling, sales and promotional materials;

      -     comply with manufacturing and reporting requirements; and

      -     undergo rigorous inspections by these agencies.

Compliance with the regulations of these agencies may delay or prevent us from introducing any new or improved products. Violations of regulatory requirements may result in fines, marketing restrictions, product recall, withdrawal of approvals and civil and criminal penalties.

THE PRICE OF OUR COMMON STOCK HAS BEEN VOLATILE, WHICH MAY RESULT IN LOSSES TO INVESTORS.

The minimum bid price of our common stock was below $1.00 per share during a ten-month period beginning in 2002 and ending in March 2003. As a result, our common stock lost its eligibility to be traded on The Nasdaq National Market and instead was traded on The Nasdaq SmallCap Market until July 2003, when our common stock was relisted on The Nasdaq National Market after again meeting that market's eligibility criteria. If the minimum bid price of our stock again falls below $1.00 for an extended period of time, we may be forced to relist our stock on The Nasdaq SmallCap Market. If our common stock fails to meet the eligibility criteria for continued listing on either The Nasdaq National Market or The Nasdaq SmallCap Market, the price of our stock would, in all likelihood, decline, and our investors would find it more difficult to dispose of or to obtain accurate quotations as to the market value of our common stock.

Historically, the market price of our common stock has fluctuated over a wide range and it is likely that the price of our common stock will fluctuate in the future. The market price of our common stock could be impacted by the following:

      -     the success of our management in operating ATS effectively;

      - the failure of the ATS valve to gain market acceptance in the United States;

      - announcements of technical innovations or new products by our competitors;

      -     the status of component supply arrangements;

      -     changes in reimbursement policies;

      -     government regulation;

      -     developments in patent or other proprietary rights;

      - public concern as to the safety and efficacy of products developed by us or others; and

      -     general market conditions.

In addition, due to one or more of the foregoing factors, in future years, our results of operations may fall below the expectations of securities analysts and investors. In that event, the market price of our common stock could be materially and adversely affected. Finally, in recent years the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance. These broad market fluctuations may materially adversely affect our stock price, regardless of our operating results.

OUR CHARTER DOCUMENTS AND MINNESOTA LAW MAY DISCOURAGE AND COULD DELAY OR PREVENT A TAKEOVER OF OUR COMPANY.

Provisions of our articles of incorporation, bylaws and Minnesota law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders. These provisions include the following:

      -     No cumulative voting by shareholders for directors;

      - The ability of our board to set the size of the board of directors, to create new directorships and to fill vacancies;

      - The ability of our board, without shareholder approval, to issue preferred stock, which may have rights and preferences that are superior to our common stock;

      -     The ability of our board to amend the bylaws; and

      - Restrictions under Minnesota law on mergers or other business combinations between us and any holder of 10% or more of our outstanding common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CASH INVESTMENTS. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the fair market value of the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk our portfolio of cash equivalents and short-term investments may be invested in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. The average duration of all of our investments has generally been less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments.

CURRENCY FLUCTUATIONS. We maintain one subsidiary outside of the United States whose operations are maintained in their local currency. All assets and liabilities of this subsidiary are translated to U.S. dollars at quarter-end exchange rates. Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive loss in shareholder's equity. Transactions with customers located outside of the United States are denominated in U.S. dollars and therefore are not subject to currency fluctuation risks.

INFLATION. We do not believe that inflation has had a material effect on our results of operations in recent years and periods. There can be no assurance, however, that our business will not be adversely affected by inflation in the future.

ITEM 4. CONTROLS AND PROCEDURES

A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries, which we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, was made known to them by others within those entities and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

B) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control over financial reporting that occurred during our last fiscal quarter which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

            On August 8, 2003, the Company sold an aggregate of 4,400,000 shares of common stock at $2.80 per share for aggregate gross proceeds of $12.3 million. The purchases were made by 12 institutional investors or private investment funds. The issuance and sale of the shares were effected without registration under the Securities Act in reliance on Section 4(2) as a transaction by an issuer not involving a public offering and under the safe harbor provisions of Regulation D under the Securities Act. The purchasers were given access to information about the Company, represented that they were accredited investors able to bear the economic risk of loss of the investment and represented that the shares were being acquired for investment purposes only and not with a view to or for sale in connection with any distribution. U.S. Bancorp Piper Jaffray Inc. acted as placement agent for the sale of the shares.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

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

                  10.1 Amendment No. 9 to the Lease agreement between the Company and St. Paul Properties, Inc. dated September 9, 2003

                  31.1 Certification of Chief Executive Officer pursuant to Rules 13a-15(e)/15d-15(e) (Section 302 Certification)

                  31.2 Certification of Chief Financial Officer pursuant to Rules 13a-15(e)/15d-15(e) (Section 302 Certification)

                  32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification)

                  32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification)

            (b)   Reports on Form 8-K

                  (i) The Company "furnished" (in accordance with Item 12 of Form 8-K) to the SEC a Form 8-K on July 2, 2003 reporting under Item 12 that it had issued a press release with respect to its financial results for the quarter ended June 30, 2003 and providing a copy of the press release as an exhibit under Item 7.

                  (ii) The Company filed with the SEC a Form 8-K on September 26, 2003 reporting under Item 5 that (a) it had entered into an agreement with Centerpulse USA Holdings Co. to pay off the Company's obligations under its carbon technology agreement with Carbomedics, Inc. and (b) it had entered into stock purchase agreements with respect to the sale of 4.4 million shares of common stock in a private placement. The Company also provided copies of the foregoing agreements as exhibits to the Form 8-K under Item 7.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2003             ATS MEDICAL, INC.



                                    By: /s/ Michael D. Dale
                                        -------------------
                                        Michael D. Dale, Chief Executive Officer
                                        (Principal Executive Officer and
                                        Authorized Signatory)


                                    By: /s/ John R. Judd
                                        ----------------
                                        John R. Judd, Chief Financial Officer
                                        (Principal Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NUMBER    DESCRIPTION
10.1              Amendment No. 9 to the Lease agreement between the Company and
                  St. Paul Properties, Inc. dated September 9, 2003

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