Form 10-Q/A
period 2003-09-30
ATS MEDICAL INC
filed 2003-12-03
CIK 824068

================================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

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

                                 Yes [X] No [ ]

         The number of shares outstanding of each of the registrant's classes of common stock as of November 25, 2003, was:

       Common Stock, $.01 par value           26,745,307 shares

                                EXPLANATORY NOTE

This Amendment is being filed to respond to comments of the Securities and Exchange Commission (SEC) on the Company's Form 10-Q for the quarter ended September 30, 2003 in connection with the SEC's review of the Company's pending selling shareholder registration statement on Form S-3.

                          PART I. FINANCIAL INFORMATION

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

                                       Three months ended September 30,              Nine months ended September 30,
                                       ---------------------------------             ---------------------------------
                                                               Increase                                     Increase
(in thousands, except percentages)       2003        2002     (Decrease)     %        2003         2002     (Decrease)     %
-----------------------------------    --------    --------   ----------  --------   --------    --------   ----------  --------
Net sales                              $  4,639    $  3,184    $  1,455       45.7%  $ 12,850    $  9,562    $  3,288       34.4%
Cost of goods sold                        3,255       2,179       1,076       49.4%     9,252       7,194       2,058       28.6%
                                       --------    --------    --------   --------   --------    --------    --------   --------
Gross profit                              1,384       1,005         379       37.7%     3,598       2,368       1,230       51.9%
Gross profit %                             29.8%       31.6%                             28.0%       24.8%
Operating expenses:
 Research and development                   384         346          38       11.0%     1,213       1,940        (727)     -37.5%
 Sales and marketing                      2,809         389       2,420      622.1%     6,350       2,692       3,658      135.9%
 General and administrative               1,091         635         456       71.8%     3,121       2,089       1,032       49.4%
 Impairment of technology license            --          --          --         --         --       8,100      (8,100)    -100.0%
 Reorganization expense                      --          23         (23)    -100.0%        --         888        (888)    -100.0%
 Extinguishment of debt                  (2,575)         --      (2,575)        --     (2,575)         --      (2,575)        --
                                       --------    --------    --------   --------   --------    --------    --------   --------
Total operating expenses                  1,709       1,393         316       22.7%     8,109      15,709      (7,600)     -48.4%
                                       --------    --------    --------   --------   --------    --------    --------   --------
Operating loss                             (325)       (388)         63      -16.2%    (4,511)    (13,341)      8,830      -66.2%
Net interest income (expense)                18        (201)        219     -109.0%      (438)        (99)       (339)     342.4%
                                       --------    --------    --------   --------   --------    --------    --------   --------
Net loss                               $   (307)   $   (589)   $    282      -47.9%  $ (4,949)   $(13,440)   $  8,491      -63.2%
                                       ========    ========    ========   ========   ========    ========    ========   ========

The following table presents the statement of operations as a percentage of net sales for the three and nine month periods ended September 2003 and 2002.

                                         Three months ended               Nine months ended
                                            September 30,                   September 30,
                                      --------------------------      --------------------------
                                         2003            2002            2003            2002
                                      ----------      ----------      ----------      ----------
Net sales                                  100.0%          100.0%          100.0%          100.0%
Cost of goods sold                          70.2%           68.4%           72.0%           75.2%
                                      ----------      ----------      ----------      ----------
Gross profit                                29.8%           31.6%           28.0%           24.8%
Operating expenses:
 Research and development                    8.3%           10.9%            9.4%           20.3%
 Sales and marketing                        60.6%           12.2%           49.4%           28.2%
 General and administrative                 23.5%           19.9%           24.3%           21.8%
 Impairment of technology license            0.0%            0.0%            0.0%           84.7%
 Reorganization expense                      0.0%            0.7%            0.0%            9.3%
 Extinguishment of debt                    -55.5%            0.0%          -20.0%            0.0%
                                      ----------      ----------      ----------      ----------
Total operating expenses                    36.8%           43.8%           63.1%          164.3%
                                      ----------      ----------      ----------      ----------
Operating loss                              -7.0%          -12.2%          -35.1%         -139.5%
Net interest income (expense)                0.4%           -6.3%           -3.4%           -1.0%
Net  loss                                   -6.6%          -18.5%          -38.5%         -140.6%
                                      ==========      ==========      ==========      ==========

NET SALES. The following table compares net sales between the three and nine month periods ended September 2003 and 2002.

                            Three months ended September 30,                        Nine months ended September 30,
                          ------------------------------------                    ----------------------------------
(in thousands)              2003          2002        Increase         %            2003         2002       Increase        %
----------------------    --------      --------      --------      --------      --------     --------     --------     --------
United States             $  1,452      $    540      $    912         168.9%     $  3,358     $  1,984     $  1,374         69.3%
Outside United States        3,187         2,644           543          20.5%        9,492        7,578        1,914         25.3%
                          --------      --------      --------      --------      --------     --------     --------     --------
Total                     $  4,639      $  3,184      $  1,455          45.7%     $ 12,850     $  9,562     $  3,288         34.4%
                          ========      ========      ========      ========      ========     ========     ========     ========

Share of total sales:
United States                 31.3%         17.0%                                     26.1%        20.7%
Outside United States         68.7%         83.0%                                     73.9%        79.3%
                          --------      --------                                  --------     --------
Total                        100.0%        100.0%                                    100.0%       100.0%
                          ========      ========                                  ========     ========

In the U.S., Canada, and France, our revenue is the selling price to the hospital. In other non-U.S. markets, our revenue is the selling price to the distributor.

During the three months ended September 2003, our increase in net sales in the United States was due to a 141% increase in unit sales and a 11% increase in average selling prices. Our increase in net sales outside the United States was due to a 59% increase in unit sales offset by a 24% decrease in average selling prices. During the nine months ended September 2003, our increase in net sales was due to a 57% increase in unit sales and a 7% increase in average selling prices. Our increase in net sales outside the United States was due to a 49% increase in unit sales offset by a 16% decrease in average selling prices.

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

COST OF GOOD SOLD. To date, all purchased pyrolytic carbon components for the ATS heart valve have come from Carbomedics, Inc. (Carbomedics), pursuant to a multi-year supply agreement entered into in 1990. The cost of the pyrolytic carbon components represents approximately 80% of the total cost of the ATS heart valve. Under the supply agreement, the cost of the pyrolytic carbon components has varied according to annual volume purchases and was adjusted annually by reference to increases in the U.S. Department of Labor Employment Cost Index.

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

The following table compares the different components of research and development costs for the three and nine month periods in 2003 to 2002.

                                               Three months ended             Nine months ended
                                                   September 30,                September 30,
                                            -------------------------     -------------------------
(in thousands)                                 2003           2002           2003           2002
----------------------------------------    ----------     ----------     ----------     ----------
Costs related to manufacturing facility     $      252     $      262     $      791     $    1,518

All other R&D related costs                        132             84            422            422
                                            ----------     ----------     ----------     ----------
Total                                       $      384     $      346     $    1,213     $    1,940
                                            ==========     ==========     ==========     ==========

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

SALES AND MARKETING. Cost increases for the three and ninth month periods in 2003 over 2002 were for the building of our "new sales and marketing organizations". In June 2002, the majority of our U.S. sales persons were terminated. In the fourth quarter of 2002, we hired a new CEO and thereafter began the process of hiring and training the new employees in the new sales and marketing organizations. At September 30, 2003, our sales organization consisted of 18 territory managers and four area directors compared to only three territory managers and one area director the previous year. We have substantially completed the hiring and training of our sales and marketing organization.

GENERAL AND ADMINISTRATIVE. For the three and nine months ended September 2003 compared to the same periods in 2002, legal, accounting, and other professional services increased by $171,000 and $276,000, respectively, substantially for legal support, recruitment, and hiring of our new fifteen territory managers and three area directors. In addition, management bonus accruals increased by $150,000 for the three month period ended September 2003 and $450,000 for the nine month period ended September 2003, for management's attainment of increased financial performance.

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

EXTINGUISHMENT OF DEBT. On July 21, 2003 we entered into an agreement and on August 21, 2003, we paid Centerpulse USA Holdings Co. (Centerpulse) $12 million in exchange for cancellation of all of our payment obligations under our carbon technology agreement and we would own a fully paid exclusive license to use the carbon technology to produce components for our valve. Prior to this agreement, we were obligated to pay Centerpulse an aggregate of $28.2 million under the technology agreement over a period of approximately four years. These payments were accrued as milestones were met. Of the total $28 million, there were two uncompleted milestones totaling $12 million that were not accrued. Since the amount accrued exceeded the amount due, we realized a non-cash gain on the extinguishment of debt in the amount of $2.6 million on this transaction during the three month period ended September 2003.

NET INTEREST INCOME (EXPENSE). Our 2002 interest expense was primarily attributable to imputed interest on our long-term debt previously owed to Centerpulse. There was no imputed interest during the quarter ended September 30, 2003 due to the payoff agreement made with Centerpulse during the quarter. Our interest income is primarily attributable to the investment of our cash balances.

INCOME TAXES. We have accumulated approximately $38 million of net operating loss (NOL) carryforwards for U.S. tax purposes. We believe that our ability to fully utilize the existing NOL carryforwards could be restricted on a portion of the NOL for changes in control that may have occurred or may occur in the future. We have not conducted a formal study of whether a change in control of ATS has occurred in the past that impairs our NOL carryforwards because we are unable to utilize such NOL carryforwards until we achieve profitability and because such study would be very expensive to complete. When we attain profitability, we will conduct a formal study of any restrictions on our carryforwards. We have not recorded any assets or liabilities related to our NOL carryforwards.

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

Our future results of operations could also be harmed by risks inherent in doing business in international markets, including:

         o unforeseen changes in regulatory requirements and government health programs;

         o weaker intellectual property rights protection in some countries;

         o new export license requirements, changes in tariffs or trade restrictions;

         o        political and economic instability in our target markets; and

         o        greater difficulty in collecting payments from product sales.

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

Under our agreement with Carbomedics, we have been granted an exclusive worldwide license to manufacture pyrolytic carbon components for the ATS heart valve. We cannot be certain that our strategy to establish internal manufacturing capabilities will result in a cost-effective means for manufacturing the ATS heart valve. We have limited experience in manufacturing pyrolytic carbon. Although we have an FDA-approved carbon manufacturing facility, it is currently operating at the minimal level necessary to maintain the plant and our technical expertise in producing carbon components. In the future when we increase production at the plant we may encounter difficulties in maintaining and expanding our manufacturing operations, including problems involving:

         o        production yields;

         o        quality control;

         o        per unit manufacturing costs;

         o        shortages of qualified personnel; and

         o compliance with FDA and international regulations and requirements regarding good manufacturing practices.

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

We may be exposed to future litigation by third parties based on intellectual property infringement claims. Any claims or litigation against us, regardless of the merits, could result in substantial costs and could harm our business. In addition, intellectual property litigation or claims could force us to:

         o cease manufacturing and selling our product, which would seriously harm us;

         o obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, if at all; or

         o redesign our product, which could be costly and time-consuming.

WE ARE SUBJECT TO EXTENSIVE GOVERNMENTAL REGULATION, WHICH IS COSTLY, TIME CONSUMING AND CAN SUBJECT US TO UNANTICIPATED DELAYS.

The ATS heart valve and our manufacturing activities are subject to extensive regulation by a number of governmental agencies, including the FDA and comparable international agencies. We are required to:

         o maintain the approval of the FDA and international regulatory agencies to continue selling the ATS heart valve;

         o obtain the approval of international regulatory agencies in countries where the ATS heart valve is not yet marketed;

         o satisfy content requirements for all of our labeling, sales and promotional materials;

         o        comply with manufacturing and reporting requirements; and

         o        undergo rigorous inspections by these agencies.

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

Historically, the market price of our common stock has fluctuated over a wide range and it is likely that the price of our common stock will fluctuate in the future. The market price of our common stock could be impacted by the following:

         o        the success of our management in operating ATS effectively;

         o the failure of the ATS valve to gain market acceptance in the United States;

         o announcements of technical innovations or new products by our competitors;

         o        the status of component supply arrangements;

         o        changes in reimbursement policies;

         o        government regulation;

         o        developments in patent or other proprietary rights;

         o public concern as to the safety and efficacy of products developed by us or others; and

         o        general market conditions.

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

OUR CHARTER DOCUMENTS AND MINNESOTA LAW MAY DISCOURAGE AND COULD DELAY OR PREVENT A TAKEOVER OF OUR COMPANY.

Provisions of our articles of incorporation, bylaws and Minnesota law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders. These provisions include the following:

         o        No cumulative voting by shareholders for directors;

         o The ability of our board to set the size of the board of directors, to create new directorships and to fill vacancies;

         o The ability of our board, without shareholder approval, to issue preferred stock, which may have rights and preferences that are superior to our common stock;

         o        The ability of our board to amend the bylaws; and

         o Restrictions under Minnesota law on mergers or other business combinations between us and any holder of 10% or more of our outstanding common stock.

                           PART II. OTHER INFORMATION

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

                           10.1* Amendment No. 9 to the Lease agreement between the Company and St. Paul Properties, Inc. dated September 9, 2003

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

                           *  Previously filed.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    December 2, 2003                    ATS MEDICAL, INC.



                                             By:  /s/ Michael D. Dale
                                                  ------------------------------
                                                  Michael D. Dale, Chief
                                                  Executive Officer (Principal
                                                  Executive  Officer and
                                                  Authorized Signatory)


                                             By:  /s/ John R. Judd
                                                  ------------------------------
                                                  John R. Judd, Chief Financial
                                                  Officer (Principal Accounting
                                                  Officer)

                                  EXHIBIT INDEX

EXHIBIT NUMBER            DESCRIPTION
--------------            -----------
10.1*                     Amendment No. 9 to the Lease agreement between the
                          Company and St. Paul Properties, Inc. dated September
                          9, 2003

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

* Previously filed.