Form 10-K
period 2003-12-31
ATS MEDICAL INC
filed 2004-03-15
CIK 824068

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

|X|              Annual report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

                                 Yes |X| No | |

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                 Yes |X| No | |

     The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2003, was approximately $87,116,511 (based on the last sale price of such stock as reported by the NASDAQ National Market).

     The number of shares outstanding of each of the registrant's classes of common stock as of February 27, 2004, was 26,814,089 shares of $.01 par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Pursuant to General Instruction G, the responses to Items 10, 11, 12, and 14 of Part III of this report are incorporated herein by reference to certain information contained in the registrant's definitive Proxy Statement for its 2004 Annual Meeting of Shareholders to be held on May 6, 2004.

                                ATS MEDICAL, INC.
                                 2003 FORM 10-K

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

Sulzer Carbomedics ("Carbomedics") developed the basic design from which the ATS heart valve evolved. Carbomedics is a large and experienced manufacturer of pyrolytic carbon components used in mechanical heart valves. Carbomedics has also designed and patented numerous mechanical valves. Carbomedics offered to license a patented and partially developed valve to us if we would complete the development of the valve and agree to purchase carbon components from Carbomedics. On September 24, 1990, we executed a License Agreement, Development Agreement, Supply Agreement, and Option Agreement with Carbomedics and the process to complete the valve design and go to market with the valve commenced. Various parts of these Agreements have been modified through the years, especially the Technology and Supply Agreements. We hold an exclusive, royalty-free, worldwide license to an open pivot, bileaflet mechanical heart valve design from which the ATS heart valve has evolved. In addition, we have an exclusive, worldwide right and license to use Carbomedics' pyrolytic carbon technology to manufacture components for the ATS heart valve, and a non-exclusive worldwide right and license to use the technology to produce pyrolytic carbon components for other devices and manufacturers, including, after 2008, for other heart valve manufacturers. We have future purchase obligations under the Supply Agreement discussed in more detail later in this document.

The ATS Open Pivot(R) Heart Valve ("ATS Open Pivot(R)") is designed to be an evolutionary improvement upon other available mechanical heart valves by incorporating a pivot consisting of protruding spheres upon which the leaflets of the valve pivot to open and close. This unique open pivot has been designed to eliminate the cavity associated with the pivot of other bileaflet valves and to improve the ability of the blood to flow through the valve without forming clots. We began selling the ATS Open Pivot(R) in international markets in 1992. In October 2000, we received FDA approval to sell the ATS Open Pivot(R) in the United States.

FINANCIAL INFORMATION ABOUT SEGMENTS

Since our inception, we have operated in the single industry segment of developing, manufacturing, and marketing medical devices.

SEASONALITY

Our sales and operating results have varied and are expected to continue to vary significantly from quarter to quarter as a result of seasonal patterns. Although our sales over the past six quarters have grown consecutively, we expect that our business will be seasonal, with the third quarter of each year typically having the lowest sales and the fourth quarter of each year typically having the highest sales.

PROSTHETIC HEART VALVE MARKET

There are two types of replacement heart valves: tissue and mechanical. Tissue valves are made from animal or cadaver tissue or in some cases the patient's own tissue. Tissue valves do not present the same level of risk of blood clotting around the valve as mechanical valves. Tissue valves, however, have limited long-term durability due to calcification and deterioration. If a tissue valve fails, a new valve must be implanted, requiring another open heart surgery. Mechanical valves are made from durable materials such as metals and carbon. In vitro testing of current pyrolytic carbon mechanical valves has yielded estimated useful lives in excess of any patient's lifetime. Current mechanical valves, however, require the use of anti-coagulants to prevent formation of blood clots; tissue valves generally do not require anti-coagulant treatment. Tissue valves are generally prescribed for patients who are less able to tolerate anti-coagulants due to conditions such as gastrointestinal ulcers or liver dysfunction, elderly patients, women in their childbearing years.

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

We estimate that the total heart valve market in the U.S. in 2002 was approximately $400 million. We estimate that approximately 86,000 heart valve replacement surgeries were conducted in the United States in 2002.

THE ATS OPEN PIVOT(R) HEART VALVE

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

The major design features of the ATS Open Pivot(R) Heart Valve are:

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

     TWO LEAFLETS. Bileaflet valve designs represent substantially all mechanical heart valves being marketed today. The leaflets in the ATS heart valve have tungsten impregnated in the substrate to make them visible under x-ray.

The ATS Open Pivot(R) Heart Valve is designed to provide the following primary advances over currently available mechanical heart valves:

     REDUCED RATES OF THROMBOEMBOLIC COMPLICATIONS. The pivot cavities found in other bileaflet heart valves are areas of blood flow stagnation and possible blood clot formation. By eliminating the cavities in the orifice and placing the pivot areas within the normal blood flow, the improved washing action in the ATS heart valve is intended to lower the likelihood of blood clot formation and the resulting incidence of thromboembolism. The open pivot design as well as the angled inflow and outflow pivot stops also result in low levels of hemolysis (damage to blood cells), which may contribute to a low rate of thromboembolic complications and allow for lower levels of anticoagulation related medications.

     IMPROVED PATIENT QUALITY OF LIFE THROUGH LOWER NOISE LEVELS. Patients with other implanted mechanical heart valves complain of disturbances resulting from the clicking sound created as the valve closes. These disturbances range from irritability and insomnia to paranoia and depression. Spouses of patients with implanted mechanical valves also report disturbances resulting from the noise of the valve. Based on informal surveys and peer reviewed publications, we believe that the ATS heart valve is quieter than our competitors' valves and below the threshold of hearing of many patients. We believe that the reduced noise level of our product further improves the quality of life of the patient.

     IMPROVED BLOOD FLOW EFFICIENCIES. We have made the orifice of our product durable and thin, resulting in a large inside diameter. The large inside diameter of the ATS heart valve is intended to produce lower pressure gradients. (The term "gradients" refers to the pressure difference between the inflow and outflow side of the valve needed to support the required blood flow through the valves.) The ATS heart valve is also designed to have low regurgitation (backflow of blood when the valve is closing and closed) due to the geometry of its angled inflow and outflow pivot stops which minimize the direct leakage paths. These design characteristics are intended to result in superior blood flow efficiencies which should reduce the workload on the heart.

     EASE OF IMPLANT. Our product has been designed for ease of use by the heart surgeon. The low profile of the ATS heart valve is intended to minimize implant complications. Leaflets that extend significantly below the natural tissue anulus in the mitral position may obstruct blood outflow or interfere with the septum or other parts of the heart. Protrusions on the inflow side of the annulus in the aortic position may snag sutures used to attach the mechanical valve to the heart. In addition, because the orifice can be rotated, the surgeon can optimize valve orientation by adjusting the position of the leaflets after the ATS heart valve has been sutured in the natural anatomical position in the patient's heart. Suturing the ATS heart valve into the heart is made easier by reducing the number of layers of polyester material in the aortic and mitral cuffs and by adding the surgical felt ring in the sewing cuff, thereby easing the passage of the suture needle through the sewing cuff. The packaging and accessories of the ATS heart valve also are designed to facilitate the implant procedure by including all of the required items pre-assembled in a sterilized dual barrier container.

     IMPROVED FOLLOW-UP DIAGNOSTIC CAPABILITY. Our product facilitates the follow-up diagnostic process by being more easily visible to x-rays. The titanium stiffening ring provides a clear image on x-rays when taken from any angle. The leaflets also have a higher density of tungsten impregnated in the substrate, making them more visible to x-rays.

MARKETING, SALES AND DISTRIBUTION

We market the ATS valve in the United States through a sales organization divided into four regions and 28 sales territories. We focus our sales and marketing efforts on developing awareness of our valve in the approximately 970 U.S. open heart centers. We currently work with cardiac surgeons in approximately 170 of these centers.

In one international market, France, we have a direct sales organization. In all other international markets, we sell through an independent distribution network. We believe that our distribution partners have provided a rapid and cost efficient means of increasing market penetration and commercial acceptance of the ATS heart valve in key international markets. We have been able to attract experienced mechanical valve sales organizations and people familiar with local markets and customs to serve as our representatives. Each of our independent distributors has the exclusive right to sell the ATS heart valve within a defined territory. These distributors, in some instances, also market other medical products, although they have agreed not to sell other mechanical heart valves. Under most of the distributor agreements, we may, at our option, terminate the agreement upon the departure of certain key employees of the distributor, if our company experiences a change in control, or if key performance criteria, including sales quotas, are not met. We sell the ATS heart valve to each distributor F.O.B. Minneapolis, Minnesota. Sales to international distributors are denominated in U.S. dollars. We have contracts with independent distributors for countries outside the United States. One independent distributor, Century Medical Inc., accounted for more than 10% of our gross sales in 2003. See Note 11 of Notes to Consolidated Financial Statements in Item 8 of this report for information on our net sales by geographic region.

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

Competition in the medical device industry is intense and is characterized by extensive research efforts and rapid technological progress. We believe that the primary competitive factors include quality, technical capability, innovation, distribution capabilities, and price. Many of our competitors in the heart valve market have greater resources, more widely accepted products, greater technical capabilities, and stronger name recognition than we do. Our competitive capability is affected by our ability to support our products, ensure regulatory compliance for our products, protect the proprietary technology of our product and its manufacturing process, effectively market our product, and maintain and establish distribution relationships. All of these abilities require continuously attracting and retaining skilled and dedicated employees and excellent relationships with physicians and suppliers.

We believe that mechanical heart valves are currently being marketed to hospitals at prices that vary significantly from country to country due to market conditions, currency valuations, distributor mark-ups and government regulations. In many markets, government agencies are imposing or proposing price controls or restrictions on medical products. We work with our independent distributors to price the ATS heart valve in each market to meet these limitations. In addition, our primary competitors have the ability, due to their internal carbon manufacturing facilities and economies of scale, to manufacture their valves at a lower cost than we can currently manufacture the ATS heart valve. The market leader has occasionally used price as a method to compete in several markets.

RELATIONSHIP WITH SULZER CARBOMEDICS

Sulzer Carbomedics ("Carbomedics") developed the basic design from which the ATS heart valve evolved. Carbomedics is a large and experienced manufacturer of pyrolytic carbon components used in mechanical heart valves. Carbomedics has also designed and patented numerous mechanical valves. We have three agreements with Carbomedics: a license agreement and a long-term carbon supply agreement entered into in September 1990, and a carbon technology agreement entered into in December 1999.

Under the terms of the license agreement with Carbomedics, we hold an exclusive, royalty-free, worldwide license to an open pivot, bileaflet mechanical heart valve design from which the ATS heart valve has evolved. The license agreement does not include the right to manufacture the pyrolytic carbon components of the ATS heart valve, except that if Carbomedics were unable to produce the components, we would have the right and license to make the components or have them made for us. There currently is not a third party that can produce the pyrolytic carbon components for the ATS valve. After making certain design changes in the valve, we finalized the design of the ATS heart valve and filed and received our own U.S. patent covering the design of the ATS valve. The design modifications and the resulting U.S. patent covering the new design are the exclusive property of ATS.

In connection with the execution of the license agreement, we were also required to enter into a long-term supply agreement with Carbomedics under which we have acquired a large inventory of pyrolytic carbon components for the ATS heart valve. In June 2002, the supply agreement was amended to suspend our purchase obligations for the remainder of 2002 (with the exception of approximately eight weeks of work in process) along with 100% of our purchase obligations for 2003, 2004, 2005 and 2006. In January of 2007 the purchase obligations for 2003 will resume, with the obligations for 2004 through 2006 to follow in each subsequent year.

In December 1999, we entered into a carbon technology agreement with Carbomedics under which we obtained an exclusive, worldwide right and license to use Carbomedics' pyrolytic carbon technology to manufacture components for the ATS heart valve, and a non-exclusive worldwide right and license to use the technology to produce pyrolytic carbon components for other devices and manufacturers, including, after 2008, for other heart valve manufacturers. Under the agreement Carbomedics also agreed to assist us in designing, building, equipping, qualifying and commencing operations in a pyrolytic carbon component production facility in Minneapolis, Minnesota. In return, we agreed to pay Carbomedics a license fee totaling $41 million. We were also obligated under the carbon technology agreement to pay all of the costs of establishing the new carbon production facility, including hourly fees and out-of-pocket expenses of the Carbomedics employees assigned to assist us in setting up the facility. In August 2003, we satisfied all of our payment obligations under the carbon technology agreement.

MANUFACTURING AND SUPPLY

Our products are manufactured in ISO 9001 certified facilities. We have two facilities in close proximity in a suburb of Minneapolis, Minnesota for our manufacturing activities. Our pyrolytic carbon components are manufactured in one facility and we assemble the ATS heart valve in a controlled clean room environment in the other facility.

Most of the materials we purchase for our products are supplied by a limited number of vendors. We currently have high inventory levels of carbon components purchased under our Amended Supply Agreement with Carbomedics at costs much higher than we expect our manufacturing costs to be in the future. We expect our inventory levels will satisfy our projected requirements for more than one year.

Under our Amended Supply Agreement with Carbomedics, we have future purchase obligations for pyrolytic carbon components starting in 2007 and continuing through 2011.

We maintain a comprehensive quality assurance and quality control program, which includes documentation of all material specifications, operating procedures, equipment maintenance, and quality control test methods. Our documentation systems comply with appropriate FDA and ISO 9001 requirements.

We currently are operating our pyrolytic carbon component facility with limited production. We are currently operating one manufacturing shift at our valve assembly facility. We believe that our properties are adequate to serve our business operations for the foreseeable future.

RESEARCH AND DEVELOPMENT

Our research and development activities include developing new products, improving our current products, and the clinical and regulatory activities to support our products. These activies are carried out in our Plymouth facilities, although we work with physicians, research hospitals, and universities around the world. None of this work is funded by customers or other outside institutions. The development process for any new product can range from several months to several years, primarily depending on the regulatory pathway required for approval. Research and development expenses totaled $1.8 million in 2003, $2.4 million in 2002, and $3.9 million in 2000.

PATENTS AND PROPRIETARY TECHNOLOGY

Our policy is to protect our proprietary position by obtaining U.S. and foreign patents to protect technology, inventions and improvements important to the development of our business. The original patent obtained by Carbomedics under which our valve was developed expires in 2004. We subsequently made modifications to the basic design. We were issued a U.S. patent covering our design improvements to the ATS heart valve in October 1994. We also have filed patent applications in Japan, Belgium, France, Germany, Netherlands, Spain, Switzerland and the United Kingdom relating to the design improvements. Patents have been granted in all of these countries. We cannot be certain that any patents will not be challenged or circumvented by competitors.

We also rely on trade secrets and technical know-how in the manufacture and marketing of the ATS heart valve. We typically require our employees, consultants and contractors to execute confidentiality agreements with respect to our proprietary information.

We claim trademark protection on ATS Medical(TM) and ATS Open Pivot(R).

GOVERNMENT REGULATION

UNITED STATES

Numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies, strictly regulate our products and research and development activities. The Federal Food, Drug, and Cosmetic Act, or FDA Act, the regulations promulgated under this act, and other federal and state statutes and regulations, govern, among other things, the pre-clinical and clinical testing, design, manufacture, safety, efficacy, labeling, storage, record keeping, advertising and promotion of medical devices. The FDA classifies our ATS heart valve as a Class III device, which is subject to the highest level of controls.

Generally, before we can market a new medical device, we must obtain marketing clearance through a 510(k) premarket notification, approval of a premarket approval application, or PMA, or approval of product development protocol, or PDP. A PMA or PDP application must be submitted if a proposed device does not qualify for a 510(k) premarket clearance procedure. It generally takes several months from the date of a 510(k) submission to obtain clearance, but it may take longer, particularly if a clinical trial is required. The PMA and PDP process can be expensive, uncertain, require detailed and comprehensive data and generally take significantly longer than the 510(k) process.

If human clinical trials of a device are required, either for a 510(k) submission or a PMA application, the sponsor of the trial, usually the manufacturer or the distributor of the device, must file an investigational device exemption, or an IDE, application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and/or laboratory testing. If the IDE application is approved by the FDA and one or more appropriate institutional review boards, or IRBs, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the study by the IRBs without separate approval from the FDA. Submission of an IDE does not give assurance that the FDA will approve the IDE and, if it is approved, there can be no assurance the FDA will determine that the data derived from the studies support the safety and efficacy of the device or warrant the continuation of clinical trials. An IDE supplement must be submitted to and approved by the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness, study indication or the rights, safety or welfare of human subjects.

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

The advertising of our product also is subject to both FDA and Federal Trade Commission regulations. In addition, we will be subject to the "fraud and abuse" laws and regulations promulgated by the U.S. Department of Health and Human Services and the U.S. Health Care Finance Administration if we sell the ATS heart valve to Medicare or Medicaid patients. Under these regulations, it is a criminal offense (subject to certain exceptions) to knowingly or willfully offer, pay, solicit, or receive remuneration in order to induce business for which reimbursement may be provided under a Federal health care program.

If the FDA believes we are not in compliance with law, it can institute proceedings to detain or seize products, issue a recall, enjoin future violations and assess civil and criminal penalties against us and our officers and employees. If we fail to comply with these regulatory requirements, our business, financial condition and results of operations could be harmed. In addition, regulations regarding the manufacture and sale of our products are subject to change. We cannot predict the effect, if any, that these changes might have on our business, financial condition and results of operations.

INTERNATIONAL

In order to market our products in European and other foreign countries, we must obtain required regulatory approvals and comply with extensive regulations governing product safety, quality and manufacturing processes. These regulations vary significantly from country to country and with respect to the nature of the particular medical device. The time required to obtain these foreign approvals to market our products may be longer or shorter than that required in the United States, and requirements for licensing may differ from FDA requirements.

In order to market our products in the member countries of the European Union, we are required to comply with the medical devices directive and obtain CE mark certification. The CE mark denotes conformity with European standards for safety and allows certified devices to be sold in all European Union countries. Under the medical devices directives, all medical devices including active implants and in-vitro diagnostic products must qualify for CE marking.

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

In international markets, market acceptance of the ATS heart valve depends in part upon the availability of reimbursement from healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country. The main types of healthcare payment systems in international markets are government sponsored healthcare and private insurance. Countries with governmental sponsored healthcare, such as the United Kingdom, have a centralized, nationalized healthcare system. New devices are brought into the system through negotiations between departments at individual hospitals at the time of budgeting. In many of the countries where we market, the government sets an upper limit of reimbursement for various valve types. In most foreign countries, there are also private insurance systems that may offer payments for alternative devices.

We have pursued reimbursement for our ATS heart valve internationally through our independent distributors. While the healthcare financing issues in these countries are substantial, we have been able to sell the ATS heart valve to private clinics and nationalized hospitals in each of the countries served by our distributors.

All third-party reimbursement programs, whether government funded or insured commercially, whether inside the United States or outside, are developing increasingly sophisticated methods of controlling health care costs through prospective reimbursement and capitation programs, group purchasing, redesign of benefits, second opinions required prior to major surgery, careful review of bills, encouragement of healthier lifestyles and exploration of more cost-effective methods of delivering health care. These types of programs can potentially limit the amount which health care providers may be willing to pay for medical devices.

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

EMPLOYEES

As of January 1, 2004, we employed approximately 87 full-time and part-time employees. Our employees are vital to our success. We believe we have been successful in attracting and retaining qualified personnel. We believe our employee relations are excellent.

AVAILABLE INFORMATION

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website (www.atsmedical.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission.

ITEM 2. PROPERTIES

We lease approximately 50,000 square feet of space in two buildings in a suburb of Minneapolis, Minnesota. The lease covering approximately 27,000 square feet expires on March 31, 2009 and it is used for administrative, production and engineering purposes. The lease on the other 23,000 square feet expires July 31, 2008 and is used for carbon manufacturing. We believe that these facilities are adequate for our current needs.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are as follows:

Name                Age   Position
----                ---   --------
Michael D. Dale      44   Chief Executive Officer, President and Director
Richard A. Curtis    39   Vice President, Marketing and Business Development
John R. Judd         47   Chief Financial Officer
Marc R. Sportsman    49   Vice President, Sales

MICHAEL D. DALE has served as our Chief Executive Officer, President and a Director of the Company since October 2002. From 2000 to 2002, Mr. Dale was President of Worldwide Sales and Marketing at Endocardial Solutions, Inc., a company that develops, markets and distributes an advanced cardiac mapping system. Mr. Dale joined Endocardial Solutions, Inc. in December 1998 as Vice President Worldwide Sales. From 1996 to 1998, Mr. Dale was Vice President of Global Sales for Cyberonics, Inc., a medical device company, and additionally was managing director of Cyberonics Europe S.A. From 1988 to 1996, Mr. Dale served in several capacities at St. Jude Medical, Inc. most recently as the Business Unit Director for St. Jude Europe. Mr. Dale is on the Board of Directors of Empath Medical, Inc., a medical products company that designs, develops, manufactures and markets percutaneous delivery solutions.

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

JOHN R. JUDD has served as our Chief Financial Officer since October 2003. Prior to joining the Company, Mr. Judd was Corporate Controller for American Medical Systems, Inc., a provider of medical devices to urologists and gynecologists, from 2000 until 2003. From 1981 until 1999, Mr. Judd was at Apogee Enterprises, Inc., a provider of glass products and services, in various positions within corporate and divisional finance, operations management, and from 1997 until 1999, Chief Financial Officer of the autoglass division.

MARC R. SPORTSMAN has served as our Vice President of Sales since April 2003. Mr. Sportsman has over twenty-five years of cardiovascular medical device sales and sales management experience beginning with Shiley, Inc. and starting in 1986 with St. Jude Medical, Inc. His most recent position before joining ATS Medical was as Area Vice President of St. Jude Medical, Inc. where he was responsible for sales of the company's four product groups in an eight state area.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our common stock is traded on the Nasdaq National Market under the symbol "ATSI." The following table sets forth, for the periods indicated, the high and low closing sales prices per share of our common stock as reported on the Nasdaq National Market. These prices do not include adjustments for retail mark-ups, mark-downs, or commissions.

Fiscal Year 2002:    High    Low
                    -----   -----
   First Quarter    $5.50   $1.75
   Second Quarter   $2.06   $0.47
   Third Quarter    $0.64   $0.31
   Fourth Quarter   $0.85   $0.36

Fiscal Year 2003:    High    Low
                    -----   -----
   First Quarter    $1.83   $0.41
   Second Quarter   $3.95   $1.30
   Third Quarter    $4.40   $3.07
   Fourth Quarter   $4.22   $3.50

DIVIDENDS

We have never declared or paid cash dividends. We intend to retain all future earnings for the operation and expansion of our business. We do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                                                      Year Ended December 31,
                                        --------------------------------------------------
(in thousands, except per share data)     2003       2002       2001       2000      1999
-------------------------------------   --------   --------   --------   -------   -------
STATEMENT OF OPERATIONS DATA:
Net sales                                $18,484    $13,301    $15,080   $14,585   $17,462
Cost of sales                             17,632     12,307     10,310     9,559    10,986
                                        --------   --------   --------   -------   -------
Gross profit                                 852        994      4,770     5,026     6,476

Operating expenses:
   Sales and marketing                    10,180      2,425      3,906     1,912     1,307
   Research and development                1,764      3,312      4,904     1,028       841
   General and administrative              4,350      3,114      3,844     3,031     2,562
   Impairment of technology license           --      8,100         --        --        --
   Reorganization expense                     --      1,130         --        --        --
   Distributor termination expenses           --        821         --        --        --
   Gain on extinguishment of debt         (2,575)        --         --        --        --
                                        --------   --------   --------   -------   -------
   Total operating expenses               13,719     18,902     12,654     5,971     4,710
                                        --------   --------   --------   -------   -------
Operating profit (loss)                  (12,867)   (17,908)    (7,884)     (945)    1,766

Interest income (expense)                   (425)      (304)     1,040     1,524       928

                                        --------   --------   --------   -------   -------
Income (loss) before income taxes        (13,292)   (18,212)    (6,844)      579     2,694

Income tax expense                            --         --         --        74        56
                                        --------   --------   --------   -------   -------

Net income (loss)                       ($13,292)  ($18,212)  ($ 6,844)  $   505   $ 2,638
                                        ========   ========   ========   =======   =======

Net income (loss) per share:
   Basic                                  ($0.55)    ($0.82)    ($0.31)  $  0.03   $  0.15
   Diluted                                ($0.55)    ($0.82)    ($0.31)  $  0.02   $  0.14

Weighted average number of shares
   outstanding:
   Basic                                  24,076     22,259     22,159    20,032    17,858
   Diluted                                24,076     22,259     22,159    20,868    18,371

                                                As of December 31,
                            -----------------------------------------------
(in thousands)                2003      2002      2001      2000      1999
--------------              -------   -------   -------   --------   ------
BALANCE SHEET DATA:
Cash and cash equivalents   $ 6,472   $ 7,472   $ 5,079   $ 14,804    4,031
Working capital              31,275    21,674    32,466     85,934   52,637
Total assets                 76,134    91,756    94,971    102,354   61,117
Long-term liabilities           307     9,514        --         --       --
Shareholders' equity         72,803    74,127    92,223     98,525   58,842

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

We manufacture and market a mechanical bileaflet heart valve with a patented pivot design. Our heart valve is used to treat valvular heart disease caused by the natural aging process, rheumatic heart disease and congenital defects.

Sulzer Carbomedics ("Carbomedics") developed the basic design from which the ATS heart valve evolved. Carbomedics is a large and experienced manufacturer of pyrolytic carbon components used in mechanical heart valves. Carbomedics has also designed and patented numerous mechanical valves. Carbomedics offered to license a patented and partially developed valve to us if we would complete the development of the valve and agree to purchase carbon components from Carbomedics. We hold an exclusive, royalty-free, worldwide license to an open pivot, bileaflet mechanical heart valve design owned by Carbomedics from which the ATS heart valve has evolved. In addition, we have an exclusive, worldwide right and license to use Carbomedics' pyrolytic carbon technology to manufacture components for the ATS heart valve.

We commenced selling the ATS heart valve in international markets in 1992. In October 2000, we received FDA approval to sell the ATS Open Pivot(R) MHV and commenced sales and marketing of our valve in the United States. The original sales forecasts as well as the pricing models that were used when the original Supply Agreement was signed with Carbomedics proved to be too optimistic. Accordingly, to keep the Supply Agreement active and the license to sell the valve exclusive, we purchased quantities of inventory far in excess of demand.

From 1990 through 2002, we paid Carbomedics approximately $125 million for the development of our valve, the technology to manufacture our pyrolytic carbon components, and for pyrolytic valve components manufactured by Carbomedics. On December 31, 2002, we had remaining payments due under the Technology Agreement that totaled $28 million. This led us in 2003 to negotiate an accelerated but reduced payment for all outstanding debts to Carbomedics related to the Technology Agreement. In August 2003 we paid $12 million to satisfy all future obligations under this Agreement.

With inventory purchases exceeding sales through the years, we have built inventory levels that today provide a source of cash. We are drawing down these paid for inventories and using the cash it generates to fund operations. Our manufacturing facility for pyrolytic carbon components has been producing limited quantities. We expect to increase production in this facility sometime in 2004 but are carefully considering our options as this decision will require the use of cash as we buy raw materials and hire production workers.

In June 2002, we reorganized the company laying off more than half of the work force including all executive management. With the hiring of a new president late in 2002, we have started the process of rebuilding our sales and marketing teams, especially in the United States. This rebuilding is the most significant factor in our expense level during 2003. Because sales prices in the United States exceed selling prices elsewhere, we feel that our future success will depend on achieving increased market share in the U.S. Our U.S. sales as a percentage of our overall sales have grown from 4% in 2000 to 28% in 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Management's discussion and analysis of financial condition and results of operation is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect (1) the reported amounts of assets, liabilities, revenues, and expenses and (2) the related disclosure of contingent liabilities. At each balance sheet date, we evaluate our estimates, including but not limited to, those related to accounts receivable, inventories, long-lived assets, and income taxes. The critical accounting policies that are most important in fully understanding and evaluating the financial condition and results of operations are discussed below.

REVENUE RECOGNITION POLICY. A significant portion of our revenue in the United States, Canada, and France is generated from consigned inventory maintained at hospitals or with field representatives. In these situations, revenue is recognized at the time that the product has been implanted or used. In all other instances, revenue is recognized at the time product is shipped. Certain independent distributors in select international markets receive rebates against invoiced sales amounts. In these situations, we accrue for these rebates at the time of the original sale. The total of these accrued rebates was $0.4 million and $0.2 million as of December 31, 2003 and 2002, respectively.

ALLOWANCE FOR DOUBTFUL ACCOUNTS. We maintain an allowance for doubtful accounts that is calculated using subjective judgments and estimates to establish this valuation account. Our distribution in international markets through independent distributors concentrates relatively large amounts of receivables in relatively few customer accounts. We have successfully done business with most of these distributors for many years. We monitor amounts that are not paid according to terms. We attempt to accrue for potential losses due to non-payment. Financial conditions in international markets can change very quickly and our allowance for doubtful accounts cannot anticipate all potential changes. Our allowance for doubtful accounts was $0.3 million at December31, 2003 compared to $0.4 million in 2002. As a percentage of total accounts receivable, the allowance was 5.2% on December 31, 2003 and 10.6% in 2002. This reduction in allowance is due to the collection of one account that had been classified as doubtful in previous accounting periods.

INVENTORY VALUATION. Inventories are recorded at the lower of manufacturing cost or net realizable value. We have historically had manufacturing costs exceeding net realizable values in certain international markets requiring us to write-down certain inventories to expected selling prices due to high purchase prices of pyrolytic valve components under our Supply Agreement with Carbomedics. This lower of cost or market adjustment is charged to cost of sales and is calculated by estimating future selling volume and prices by market and comparing this to actual inventory levels, both finished goods and work in process. An adjustment is made in those cases where our manufacturing costs are or will be greater than our eventual selling price. If our estimates of future selling prices or volumes prove incorrect, future adjustments to inventory carrying values would be necessary and could have a material impact on operations. Lower of cost or market adjustments were $4.4 million, $2.4 million, and $1.0 million during 2003, 2002, and 2001, respectively. We believe that future manufacturing costs will be lower as we manufacture our own pyrolytic carbon components. This should decrease the risk of these adjustments as current inventories are depleted.

We maintain an obsolescence allowance against certain raw material inventory items used in our valve assembly manufacturing process. This allowance totals $0.2 million at December 31, 2003 and 2002.

A portion of inventories on hand at December 31, 2003 and 2002 are not likely to be sold in the following twelve months periods and therefore are not classified as a current asset. The estimate of inventories necessary to support current sales includes our projections not only of sales but inventories for new consignment accounts and contingencies. Accordingly, these amounts are classified as a current asset.

LONG TERM ASSETS--TECHNOLOGY LICENSE. We assess the carrying value of our technology license annually in accordance with the provisions of FAS Statement 142 (FAS No. 142), Goodwill and Other Intangible Assets. The assessment of potential impairment requires certain judgments and estimates, including the determination of an event indicating impairment, the future cash flows to be generated by the asset, risks associated with those cash flows, and the discount rate to be utilized. As of December 31, 2003, we believe that the carrying value of our technology license is recoverable and no impairment charge is currently necessary.

DEFERRED TAX ASSETS. We have incurred tax losses of approximately $42 million. The losses are carried forward for U. S. and state corporate income taxes and can be used to reduce future taxes. At December 31, 2003 we had deferred tax assets totaling $17.3 million. We have taken a valuation allowance against this asset for its full amount because the carryforwards have a limited life and other limitations. An alternative accounting judgment would be to record the entire asset on our balance sheet and in subsequent periods, if it became apparent that a portion of the asset would not be realized, write it off against income in that period. In order to utilize that treatment we would have to decide that it was more likely than not that we would realize the deferred tax assets and credits.

RESULTS OF OPERATIONS

The following table provides the dollar and percentage change in our Statements of Operations for 2003 compared to 2002 and 2002 compared to 2001.

                                                              Year Ended December 31,
                               ------------------------------------------------------------------------------------

                                                      Increase                                   Increase
(in thousands)                   2003       2002     (Decrease)      %       2002       2001    (Decrease)      %
--------------                 --------   --------   ----------   ------   --------   -------   ----------   ------
Net sales                      $ 18,484   $ 13,301    $ 5,183       39.0%  $ 13,301   $15,080    ($ 1,779)    -11.8%

Cost of sales                    17,632     12,307      5,325       43.3%    12,307    10,310       1,997      19.4%
                               --------   --------    -------     ------   --------   -------   ----------   ------
Gross profit                        852        994       (142)     -14.3%       994     4,770      (3,776)    -79.2%

Operating expenses:
   Sales and marketing           10,180      3,312      6,868      207.4%     3,312     4,904      (1,592)    -32.5%
   Research and
   development                    1,764      2,425       (661)     -27.3%     2,425     3,906      (1,481)    -37.9%
   General and
   administrative                 4,350      3,114      1,236       39.7%     3,114     3,844        (730)    -19.0%
   Impairment of
      technology
      license                        --      8,100     (8,100)    -100.0%     8,100        --       8,100        --
   Reorganization expense            --      1,130     (1,130)    -100.0%     1,130        --       1,130        --
   Distributor termination
      expenses                       --        821       (821)    -100.0%       821        --         821        --
   Gain on extinguishment of
      debt                       (2,575)        --     (2,575)      --           --        --          --        --
                               --------   --------    -------     ------   --------   -------   ----------   ------
   Total operating
      expenses                   13,719     18,902     (5,183)     -27.4%    18,902    12,654        6,248     49.4%
                               --------   --------    -------     ------   --------   -------   ----------   ------

Operating loss                  (12,867)   (17,908)     5,041       28.1%   (17,908)   (7,884)    (10,024)   -127.1%
Interest income (expense)          (425)      (304)      (121)      39.8%      (304)    1,040      (1,344)   -129.2%
                               --------   --------    -------     ------   --------   -------   ----------   ------
Net loss                       ($13,292)  ($18,212)   $ 4,920       27.0%  ($18,212)  ($6,844)   ($11,368)   -166.1%
                               ========   ========    =======     ======   ========   =======   ==========   ======

The following table presents the statement of operations as a percentage of sales for 2003, 2002, and 2001.

                                Year Ended December 31,
                                -----------------------
                                 2003     2002     2001
                                 -----   ------   -----
Net sales                        100.0%   100.0%  100.0%
Cost of sales                     95.4%    92.5%   68.4%
                                 -----   ------   -----
Gross profit                       4.6%     7.5%   31.6%
Operating expenses:
   Sales and marketing            55.1%    24.9%   32.5%
   Research and development        9.5%    18.2%   25.9%
   General and administrative     23.5%    23.4%   25.5%
   Impairment of technology
      license                      0.0%    60.9%    0.0%
   Reorganization expense          0.0%     8.5%    0.0%
   Distributor termination
      expenses                     0.0%     6.2%    0.0%
   Gain on extinguishment of
      debt                       -13.9%     0.0%    0.0%
                                 -----   ------   -----
   Total operating expenses       74.2%   142.1%   83.9%
                                 -----   ------   -----
Operating loss                   -69.6%  -134.6%  -52.3%

Interest income (expense)         -2.3%    -2.3%    6.9%
                                 -----   ------   -----
Net loss                         -71.9%  -136.9%  -45.4%
                                 =====   ======   =====

NET SALES.  The following tables compare net sales during 2003, 2002, and 2001.

                                                    Year Ended December 31,
                        -------------------------------------------------------------------------------
                                             Increase                                 Increase
(in thousands)            2003      2002    (Decrease)     %       2002      2001    (Decrease)     %
--------------          -------   -------   ----------   -----   -------   -------   ----------   -----
United States           $ 5,141   $ 2,535     $2,606     102.8%  $ 2,535   $ 2,613       ($78)     -3.0%

Outside United States    13,343    10,766      2,577      23.9%   10,766    12,467     (1,701)    -13.6%
                        -------   -------     ------     -----   -------   -------    -------     -----
Total                   $18,484   $13,301     $5,183      39.0%  $13,301   $15,080    ($1,779)    -11.8%
                        =======   =======     ======     =====   =======   =======    =======     =====

                               2003 Change in            2002 Change in
                         -----------------------   -----------------------
                         Average                   Average
                          Sales     Unit            Sales    Unit
                          Price    Sales   Total    Price    Sales   Total
                         -------   -----   -----   -------   -----   -----
United States               5.9%   91.4%   102.8%    -2.0%   -1.0%    -3.0%

Outside United States     -15.6%   46.8%    23.9%   -12.8%   -1.0%   -13.6%
                         ------    ----    -----    -----    ----    -----
Total                      -7.9%   50.9%    39.0%   -10.9%   -1.0%   -11.8%
                         ======    ====    =====    =====    ====    =====

                        Year Ended December 31,
                        -----------------------
                          2003    2002    2001
                         -----   -----   -----
Share of total sales:

United States             27.8%   19.1%   17.3%

Outside United States     72.2%   80.9%   82.7%
                         -----   -----   -----
Total                    100.0%  100.0%  100.0%
                         =====   =====   =====

In June 2002, the majority of our U.S. sales persons were terminated. In the fourth quarter of 2002, we hired a new CEO and began building our "new sales organization" in the U.S. consisting of four area directors managing 28 sales territories. Our representation within these territories now consists of both direct sales representatives and independent agents. This new sales organization and overall greater sales efforts contributed to our increase in sales in 2003 as compared to 2002 and to our sales within the U.S. accounting for a larger percentage of overall sales.

During 2003 we aggressively entered several international markets that represented opportunities for greater sales unit growth but at prices lower than our other markets. Prices in some of these territories are lower than our current manufacturing costs. We feel this strategy is reasonable because if allows us to increase our market share while reducing our high priced but paid for inventories. Once we have exhausted our high priced components, we expect to have lower manufacturing costs per valve which will allow us to realize gross profit in these international markets.

COST OF GOODS SOLD. We have made write-downs to our inventories the past three years due to future selling prices being lower than manufacturing costs in select international markets. Following is a summary of our cost of goods sold divided between sales of products and lower of cost or market adjustments.

                                                Year Ended December 31,
                                              ---------------------------
(in thousands)                                  2003      2002     2001
--------------                                -------   -------   -------
Cost of goods sold, as reported               $17,632   $12,307   $10,310
Less: Cost of good sold related to a lower
   of cost or market adjustment                 4,400     2,400     1,000
                                              -------   -------   -------
Cost of goods sold related to product sales   $13,232   $ 9,907   $ 9,310
                                              =======   =======   =======
Cost of good sold related to product sales
   as a percentage of net sales                  71.6%     74.5%     61.7%

Our costs of goods sold as a percentage of net sales has varied due to changes in average selling price. Our gross margin is anticipated to improve as sales within the Unites States increase as a percentage of total sales and as we start selling valves that have been entirely manufactured in our facilities. Our inventories of high priced carbon components currently exceed our expected sales during 2004.

The ATS valve is made of materials that do not deteriorate. Other than the need to resterilize them periodically, there is no risk of perishability. Pyrolytic carbon, which is the substrate used in manufacturing our valves, has been the only material used to manufacture mechanical heart valves for humans for many years and remains the most advanced raw material for our products. The other sources of prosthetic heart valves for humans are cadaver and porcine tissues, however, obsolescence issue because of this are remote because of certain advantages offered by mechanical heart valves including superior durability. Similarly, we believe that, given the lead time that would be required, there is no material risk that there would be the introduction and FDA approval of another substrate that would replace pyrolytic carbon prior to the end of the period over which we expect to sell our inventory of valves.

SALES AND MARKETING. Cost increases in 2003 over 2002 were for the building of our "new sales and marketing organizations". In June 2002, the majority of our U.S. sales persons were terminated resulting in a substantial decrease in expenses during 2002 compared to 2001. In the fourth quarter of 2002, we hired a new CEO and thereafter began the process of hiring and training the new employees in the new sales and marketing organizations. We have substantially completed the hiring and training of our new sales and marketing organizations.

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

The following table compares the different components of research and development costs for 2003, 2002, and 2001.

                                  Year Ended December 31,
                                 ------------------------
(in thousands)                    2003     2002     2001
--------------                   ------   ------   ------
Costs related to manufacturing
   facility                      $1,209   $1,795   $3,052

All other R&D costs                 555      630      854
                                 ------   ------   ------

Total                            $1,764   $2,425   $3,906
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

GENERAL AND ADMINISTRATIVE. During 2003, we incurred legal, accounting, and other professional services substantially for legal support, recruitment, and the hiring of our new executive team that totaled $0.8 million. In addition, management bonus accruals increased by $0.6 million, for management's attainment of increased financial performance.

The decrease in expenses during 2002 compared to 2001 is due to fewer personnel as a result of certain reorganization initiatives during the second half of 2002.

IMPAIRMENT CHARGE. During the first quarter of 2002, we evaluated the carrying value of its technology license asset of $13 million in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. While this evaluation indicated that the asset's carrying value was recoverable, changes in sales volumes and selling prices during the second quarter of 2002 necessitated a revaluation of the recoverability of that asset. As a result of this updated cash flow analysis, we recorded an $8.1 million non-cash charge during the second quarter of 2002. We believe our current carrying value of the technology license is recoverable and no further impairment charges have been taken.

DISTRIBUTOR TERMINATION EXPENSES. During the fourth quarter of 2002, we terminated our relationship with our distributor who covered France and Belgium because of violations of several conditions of the distributor agreement. The distributor had the right to return its inventory of valves to us as a result of the early termination clause within the distributor agreement. We accrued an estimated termination charge of $0.8 million, representing the margin on the valves that were expected to be returned and the estimated cost related to restocking such inventory for resale. The entire charge was paid for in 2003.

REORGANIZATION EXPENSE. In June 2002, the Board of Directors decided to significantly decrease our workforce. As part of these cost reduction measures, one half of the workforce, including the executive officers of the Company, were released from employment. A charge of $1.1 million was recorded as reorganization expense at that time.

GAIN ON EXTINGUISHMENT OF DEBT. On July 21, 2003, we entered into an agreement and on August 21, 2003, we paid Centerpulse USA Holdings Co.(Centerpulse) $12 million in exchange for cancellation of all of our payment obligations under our carbon technology agreement and after which we would own a fully paid exclusive license to use the carbon technology to produce components for our valve. Prior to this agreement, we were obligated to pay Centerpulse an aggregate of $28 million under the technology agreement over a period of approximately four years. These payments were accrued as milestones were met. Of the total $28 million, there were two uncompleted milestones totaling $12 million that were not accrued. Since the amount accrued exceeded the amount we paid, we realized a non-cash gain on the extinguishment of debt in the amount of $2.6 million on this transaction.

NET INTEREST INCOME (EXPENSE). Our interest expense was primarily attributable to imputed interest on our long-term debt previously owed to Centerpulse. Our interest income is primarily attributable to the investment of our cash balances.

INCOME TAXES. We have accumulated approximately $42 million of net operating loss (NOL) carryforwards for U.S. tax purposes. We believe that our ability to fully utilize the existing NOL carryforwards could be restricted on a portion of the NOL for changes in control that may have occurred or may occur in the future. We have not conducted a formal study of whether a change in control of ATS has occurred in the past that impairs our NOL carryforwards because we are unable to utilize such NOL carryforwards until we achieve profitability and because this study would be very expensive to complete. When we attain profitability, we will conduct a formal study of any restrictions on our carryforwards. We have not recorded any net assets related to our NOL carryforwards and other deferred items as we currently cannot determine that it is reasonably likely that this asset will be realized and we, therefore, have provided a valuation allowance for the entire asset.

NET LOSS. Our decrease in net loss in 2003 compared to 2002 and the increase in net loss in 2002 compared to 2001 resulted from changes in sales offset by changes in operating costs, all of which are described above.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents, and short-term investments totaled $8.5 million and $10.0 million on December 31, 2003 and December 31, 2002, respectively.

OPERATING ACTIVITIES. During 2003 we received cash payments from customers of $17.1 million. We made cash payments to employees and suppliers of $17.2 million. Our operating loss during 2003 of $12.9 million was substantially funded through the depletion of inventories. During 2003, we incurred significant expenses commercializing the ATS heart valve in the United States. As we build sales in future periods and our cost of inventories decrease, our operating losses will decrease and we will move steadily towards a cash flow breakeven on sales and eventually to profitability. We believe our current cash balances are adequate to fund our operating activities during 2004.

INVESTING AND FINANCING ACTIVITIES. We historically have funded our operations through equity investments. During 2003, we raised $11.6 million through an equity offering and the issuance of stock through the exercise of stock options. During 2003, we paid $12.0 million of debt related to our Carbon Technology Agreement. We have no future payment obligations under this Agreement. During 2003 we purchased property and equipment totaling $0.7 million. Our current level of property and equipment is adequate to support operations in 2004 and purchases of equipment will approximate 2003 spending in 2004.

CASH MANAGEMENT

During 2004 and into 2005, we expect to increase production of pyrolytic carbon components in our own factory. This will require the use of cash as we purchase raw materials and hire employees to make the inventory. Current inventory levels are adequate into 2005. We estimate that operating costs will remain high in comparison to sales during 2004 and 2005 and will require the use of cash to fund operations. We will draw down cash balances to build inventories and fund operations during 2004 and 2005.

Based upon the current forecast of sales and operating expenses, we anticipate having cash to fund our operations through 2004. However, as identified under the heading of "Cautionary Statements" below, any adverse change that affects our revenue, access to the capital markets or future demand for our products will affect our long term viability. Maintaining adequate levels of working capital depends in part upon the success of our products in the marketplace, the relative profitability of those products and our ability to control operating and capital expenses. Funding of our operations in future periods may require additional investments in ATS in the form of equity or debt. There can be no assurance that we will achieve desired levels of sales or profitability, or that future capital infusions will be available.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any "off-balance sheet arrangements" (as such term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS

The following table sets forth our future payment obligations.

                                       Payments Due By Period
                       -------------------------------------------------
                                   Less     One to   Four to   More than
                                   than      Three     Five       Five
(thousands)             Total    One year    Years    Years      Years
-----------            -------   --------   ------   -------   ---------
Operating leases       $ 2,294     $429     $1,293   $   531    $    41
Purchase obligations   $23,500       --      3,500    10,000     10,000
                       -------     ----     ------   -------    -------
Total                  $25,794     $429     $4,793   $10,531    $10,041
                       =======     ====     ======   =======    =======

CAUTIONARY STATEMENTS

This document contains forward-looking statements within the meaning of federal securities laws that may include statements regarding intent, belief or current expectations of our Company and our management. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. We desire to take advantage of these "safe harbor" provisions. Accordingly, we hereby identify the following important factors which could cause our actual results to differ materially from any such results which may be projected, forecast, estimated or budgeted by us in forward-looking statements made by us from time to time in reports, proxy statements, registration statements and other written communications, or in oral forward-looking statements made from time to time by the company's officers and agents. We do not intend to update any of these forward-looking statements after the date of this Form 10-K to conform them to actual results.

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

WE ARE DEPENDENT UPON SALES OUTSIDE THE UNITED STATES, WHICH ARE SUBJECT TO A NUMBER OF RISKS INCLUDING A DROP IN SALES DUE TO CURRENCY FLUCTUATIONS.

As December 31, 2003, 72% of our net sales are derived from international operations. We expect that international sales will account for a substantial majority of our revenue until the ATS heart valve receives wider market acceptance from U.S. customers. Accordingly, any material decrease in foreign sales may materially and adversely affect our results of operations.

We sell in U.S. dollars to most of our customers abroad. An increase in the value of the U.S. dollar in relation to other currencies can and has adversely affected our sales outside of the United States. In prior years, the decrease in sales was due primarily to the change in the value of the U.S. dollar against the Euro, as well as competitor price pressure. Our dependence on sales outside of the United States will continue to expose us to U.S. dollar currency fluctuations for the foreseeable future.

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

WE HAVE A HISTORY OF NET LOSSES. IF WE DO NOT HAVE NET INCOME IN THE FUTURE, WE MAY BE UNABLE TO CONTINUE OUR OPERATIONS.

We are not currently profitable and have a very limited history of profitability. As of December 31, 2003, we had an accumulated deficit of $50.9 million. We expect to incur significant expenses over the next several years as we continue to devote substantial resources to the commercialization of the ATS heart valve in the United States. We will not generate net income unless we are able to significantly increase revenue from U.S. sales. If we continue to sustain losses, we may not be able to continue our business as planned.

WE CHANGED MANAGEMENT IN LATE 2002. OUR FAILURE TO RETAIN THE CURRENT MANAGEMENT OR OUR MANAGEMENT'S FAILURE TO IMPROVE SALES AND ACHIEVE PROFITABILITY COULD ADVERSELY IMPACT OUR RESULTS OF OPERATIONS.

In October 2002 we hired a new President and Chief Executive Officer. Since then, we have hired the rest of our current executive team. Most of the members of our executive team have extensive experience in sales and marketing medical device products. There is substantial competition for executives with this kind of experience. Therefore, we cannot assure you that we will be able to retain our management team. Replacing our management team could substantially disrupt our prospects, business and operations. Further, the failure of the current management team to substantially increase sales and return the company to profitability could negatively affect our continued ability to sell products to existing customers.

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

NEW PRODUCTS OR TECHNOLOGIES DEVELOPED BY OTHERS COULD RENDER OUR PRODUCT OBSOLETE.

The medical device industry is characterized by significant technological advances. Several companies are developing new prosthetic heart valves based on new or potentially improved technologies. Significant advances are also being made in surgical procedures, which may delay the need for replacement heart valves. A new product or technology may emerge that renders the ATS heart valve noncompetitive or obsolete. This could materially harm our results of operations or force us to cease doing business altogether.

WE MAINTAIN A LARGE VOLUME OF INVENTORY, WHICH EXCEEDS THE CURRENT DEMAND FOR THE ATS HEART VALVE. IF SALES OF OUR PRODUCT DO NOT INCREASE, THE VALUE OF OUR INVENTORY COULD DECREASE SUBSTANTIALLY.

We purchased pyrolytic carbon components under a long-term supply agreement with Carbomedics, Inc. (formerly Sulzer Carbomedics, Inc.) through June 2002 and we are required to resume purchases of such components in 2007. To date, our purchases of pyrolytic carbon components have exceeded our sales of the ATS heart valves. We currently have in inventory enough pyrolytic carbon components to satisfy our projected requirements through 2004. If we are unable to achieve widespread acceptance for the ATS heart valve or if competitive pressures result in price reductions, the value of the excess inventory would likely decrease, which could seriously harm our results of operations and financial condition. Because the pyrolytic carbon components are made to meet the unique specifications of the ATS heart valve, our inventory may have little, if any, value in the open market.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investments activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the fair market value of the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then prevailing rate and the prevailing interest rate later rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk, our portfolio of cash equivalents and short-term investments may be invested in a variety of securities, including commercial paper, money market funds, and both government and non-government debt securities. The average duration of all our investments has generally been less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments.

In the United States, Canada, and France, we sell our products directly to hospitals. In other international markets, we sell our products to independent distributors who, in turn, sell to medical hospitals. Loss, termination, or ineffectiveness of distributors to effectively promote our product would have a material adverse effect on our financial condition and results of operations.

Transactions with U.S. and non-U.S. customers and distributors, other than in France, are entered into in U.S. dollars, precluding the need for foreign currency hedges on such sales. Sales through our French subsidiary, which was established in 2002 to replace a distributor, are in Euros, so we are subject to profitability risk arising from exchange rate movements. We have not used foreign exchange contract or similar devices to reduce this risk. We will evaluate the need to use foreign exchange contracts or similar devices, if sales in France increase substantially.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and the report of our independent auditors are included in this Annual Report on Form 10-K beginning on page F-1. The index to this report and the financial statements is included in Item 15 (a) (1) below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9a. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(f) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings.

(b) Changes in Internal Control

During the most recent fiscal quarter, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See Part I of this Report for certain information regarding the Company's executive officers. Pursuant to General Instruction G(3), reference is made to information contained under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 2004, which information is incorporated herein.

ITEM 11. EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3), reference is made to information contained under the headings "Executive Compensation" and "Compensation of Directors" in the Company's definitive proxy statement for its 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 2004, which information is incorporated herein, excluding the "Report of the Compensation Committee Concerning Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Pursuant to General Instruction G(3), reference is made to information contained under the headings "Security Ownership of Certain Beneficial Owners and Management", "Equity Compensation Plan Information" and "Election of Directors" in the Company's definitive proxy statement for its 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 2004, which information is incorporated herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item appears under the heading "Audit Fees" of the Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) 1. FINANCIAL STATEMENTS

Our Consolidated Financial Statements and the Independent
Auditor's Report Thereon are included herein (page numbers refer to pages in this Annual Report on Form 10-K):

Report of Independent Auditors                             Page F-1

Consolidated Statements of Financial Position as of
   December 31, 2003 and 2002                              Page F-2

Consolidated Statements of Operations for the years
   end December 31, 2003, 2002, and 2001                   Page F-3

Consolidated Statement of Shareholder's Equity for the
   years ended December 31, 2003, 2002, and 2001           Page F-4

Consolidated Statements of Cash Flows for the years
   ended  December 31, 2003, 2002, and 2001                Page F-5

Notes to Consolidated Financial Statements for the
   years ended December 31, 2003, 2002, and 2001           Page F-6 through F-15

(A) 2. FINANCIAL STATEMENT SCHEDULES

                                ATS MEDICAL, INC.
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (in thousands)

                                                           ADDITIONS -
                                                     -----------------------
                                                                  CHARGED TO
                                        BALANCE AT   CHARGED TO      OTHER                  BALANCE AT
                                         BEGINNING    COSTS AND    ACCOUNTS-   DEDUCTIONS     END OF
              DESCRIPTION                OF PERIOD    EXPENSES     DESCRIBE     DESCRIBE      PERIOD
              -----------               ----------   ----------   ----------   ----------   ----------
                COLUMN A                 COLUMN B           COLUMN C            COLUMN D     COLUMN E
              -----------               ----------   -----------------------   ----------   ----------
VALUATION ACCOUNTS:
   Year Ended December 31, 2003
   Deducted from asset accounts
      Allowance for doubtful accounts      $420         $  0          $0        ($150)(1)      $270
      Allowance for obsolete
      inventories                          $200         $  0          $0         $  0          $200
   Year ended December 31, 2002
      Allowance for doubtful accounts      $400         $ 20          $0         $  0          $420
      Allowance for obsolete
      inventories                          $200         $  0          $0         $  0          $200
   Year ended December 31, 2001
      Allowance for doubtful accounts      $425         $198                     $223 (2)      $400
      Allowance for obsolete
      inventories                          $200         $  0          $0         $  0          $200

(1)  Changes in estimate recovered through a reduction in expenses.

(2)  Uncollectible accounts written off, net of recoveries.

All other schedules have been omitted because of absence of conditions under which they are required or because the required information is included in the financial statements or notes thereto.

(A)  3. LISTING OF EXHIBITS


EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------
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

10.12**   Employment Agreement between the Company and Michael D. Dale dated
          September 18, 2002 (Incorporated by reference to Exhibit 10.12 to the Company's Form 10-K for the year ended 2002 (the "2002 Form
          10-K")).

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

10.23**   Letter Agreement dated November 1, 2002, extending the agreement dated
          September 11, 2001 between the Company and Manuel A. Villafana
          (Incorporated by reference to Exhibit 10.23 to the 2002 Form 10-K).

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

10.34     Form of U.S. Distribution Agreement (incorporated by reference to
          Exhibit 10.34 to the 2002 Form 10-K).

10.35     Amendment No. 9 to Lease Agreement between the Company and St. Paul
          Properties, Inc., dated September 8, 2003 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended
          September 30, 2003).

10.36     2004 Management Incentive Compensation Plan.

21 List of Subsidiaries (incorporated by reference to Exhibit 21 to the Company's Form 10-K for the year ended 2002).

23        Consent of Ernst & Young LLP.

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2 Certification of Chief financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

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

(B)  1. REPORTS ON FORM 8-K

     We furnished (in accordance with Item 12 of Form 8-K) reports on Form 8-K under Items 7 and 12, as follows:

          On October 22, 2003, our results of operations and financial condition for the fiscal quarter ended September 30, 2003.

          On January 9, 2004, our results of operations and financial condition for the fiscal quarter ended December 31, 2003.

          On February 11, 2004, our results of operations and financial condition for the fiscal quarter ended December 31, 2003.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2004                   ATS MEDICAL, INC.

                                        By  /s/ Michael D. Dale
                                            ------------------------------------
                                        Michael D.Dale
                                        Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE                                         TITLE
---------                                         -----

/s/ Manuel A. Villafana                    Chairman and Director
----------------------------------------

                                           Chief Executive Officer,
                                           President and Director
/s/ Michael D. Dale                        (principal executive officer)
----------------------------------------

                                           Chief Financial Officer
                                           (principal financial and
/s/ John R. Judd                           accounting officer)
----------------------------------------

/s/ David L. Boehnen                       Director
----------------------------------------

/s/ A. Jay Graf                            Director
----------------------------------------

/s/ Eric W. Sivertson                      Director
----------------------------------------

/s/ Robert Munzenrider                     Director
----------------------------------------

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------
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

10.12**   Employment Agreement between the Company and Michael D. Dale dated
          September 18, 2002 (Incorporated by reference to Exhibit 10.12 to the
          Company's Form 10-K for the year ended 2002 (the "2002 Form 10-K")).

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

10.23**   Letter Agreement dated November 1, 2002, extending the agreement dated
          September 11, 2001 between the Company and Manuel A. Villafana
          (Incorporated by reference to Exhibit 10.23 to the 2002 Form 10-K).

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

10.34     Form of U.S. Distribution Agreement (incorporated by reference to
          Exhibit 10.34 to the 2002 Form 10-K).

10.35     Amendment No. 9 to Lease Agreement between the Company and St. Paul
          Properties, Inc., dated September 8, 2003 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended
          September 30, 2003).

10.36     2004 Management Incentive Compensation Plan.

21 List of Subsidiaries (incorporated by reference to Exhibit 21 to the Company's Form 10-K for the year ended 2002).

23        Consent of Ernst & Young LLP.

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2 Certification of Chief financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

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

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
ATS Medical, Inc.

We have audited the accompanying consolidated statements of financial position of ATS Medical, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ATS Medical, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                        /s/ Ernst & Young LLP

Minneapolis, Minnesota
February 6, 2004

                                ATS Medical, Inc.

                  Consolidated Statements of Financial Position
                        (In Thousands, Except Share Data)

                                                                   DECEMBER 31
                                                               -------------------
                                                                 2003       2002
                                                               --------   --------
ASSETS
Current assets:
   Cash and cash equivalents                                   $  6,472   $  7,472
   Short-term investments                                         2,003      2,502
                                                               --------   --------
                                                                  8,475      9,974
   Accounts receivable, less allowance of $270 in 2003
      and $420 in 2002                                            4,939      3,557
   Inventories                                                   20,377     15,876
   Prepaid expenses                                                 508        382
                                                               --------   --------
Total current assets                                             34,299     29,789

Leasehold improvements, furniture, and equipment, net             5,895      6,026

Inventories                                                      17,000     37,000

Technology license                                               18,500     18,500

Other assets                                                        440        441
                                                               --------   --------
Total assets                                                   $ 76,134   $ 91,756
                                                               ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                            $    989   $    511
   Due to related party                                             217        192
   Accrued reorganization charges                                     9        493
   Accrued payroll and expenses                                   1,334        322
   Accrued distributor liabilities                                  475      1,597
   Notes payable                                                     --      5,000
                                                               --------   --------
Total current liabilities                                         3,024      8,115

Due to related party                                                307        434
Long-term debt                                                       --      9,080

Shareholders' equity:
   Common Stock, $0.01 par value:
      Authorized shares - 40,000,000
      Issued and outstanding shares - 26,778,557 in 2003 and
         22,305,920 in 2002                                         268        223
   Additional paid-in capital                                   123,412    111,474
   Accumulated deficit                                          (50,858)   (37,566)
   Deferred compensation                                            (70)        --
   Accumulated other comprehensive income (loss)                     51         (4)
                                                               --------   --------
Total shareholders' equity                                       72,803     74,127
                                                               --------   --------
Total liabilities and shareholders' equity                     $ 76,134   $ 91,756
                                                               ========   ========

See accompanying notes.

                                ATS Medical, Inc.

                      Consolidated Statements of Operations
                    (In Thousands, Except Per Share Amounts)

                                                     YEAR ENDED DECEMBER 31
                                                 -----------------------------
                                                   2003       2002       2001
                                                 --------   --------   -------
Net sales                                        $ 18,484   $ 13,301   $15,080
Cost of goods sold                                 17,632     12,307    10,310
                                                 --------   --------   -------
Gross profit                                          852        994     4,770

Operating expenses:
   Sales and marketing                             10,180      3,312     4,904
   Research and development                         1,764      2,425     3,906
   General and administrative                       4,350      3,114     3,844
   Impairment of technology license                    --      8,100        --
   Reorganization expenses                             --      1,130        --
   Gain on extinguishment of debt                  (2,575)        --        --
   Distributor termination expenses                    --        821        --
                                                 --------   --------   -------
Total operating expenses                           13,719     18,902    12,654
                                                 --------   --------   -------
Operating loss                                    (12,867)   (17,908)   (7,884)

Interest income                                        81        176     1,040
Interest expense                                     (506)      (480)       --
                                                 --------   --------   -------

Net loss                                         $(13,292)  $(18,212)  $(6,844)
                                                 ========   ========   =======

Net loss per share:
   Basic and diluted                             $  (0.55)  $  (0.82)  $ (0.31)

Weighted average number of shares outstanding:
   Basic and diluted                               24,076     22,259    22,159

See accompanying notes.

                                ATS Medical, Inc.

            Consolidated Statement of Changes in Shareholders' Equity
                                 (In Thousands)

                                                               ACCUMULATED
                                                                  OTHER
                                COMMON STOCK     ADDITIONAL   COMPREHENSIVE
                               ---------------     PAID-IN        INCOME        DEFERRED     ACCUMULATED
                               SHARES   AMOUNT     CAPITAL       (LOSS)       COMPENSATION     DEFICIT      TOTAL
                               ------   ------   ----------   -------------   ------------   -----------   --------
Balance at December 31, 2000   22,097    $221     $110,814         $--            $  --       $(12,510)    $ 98,525
Common Stock issued under
   the Employee Stock
   Purchase Plan                   40      --          211          --               --             --          211
Stock options exercised            67       1          330          --               --             --          331
Net loss and comprehensive
   loss for the year               --      --           --          --               --         (6,844)      (6,844)
                               ------    ----     --------         ---            -----       --------     --------
Balance at December 31, 2001   22,204     222      111,355          --               --        (19,354)      92,223
Common Stock issued under
   the Employee Stock
   Purchase Plan                  102       1          119          --               --             --          120
Change in foreign currency
   translation                     --      --           --          (4)              --             --           (4)
Net loss for the year              --      --           --          --               --        (18,212)     (18,212)
                                                                                                           --------
Comprehensive loss                                                                                          (18,216)
                               ------    ----     --------         ---            -----       --------     --------
Balance at December 31, 2002   22,306     223      111,474          (4)              --        (37,566)      74,127
Common Stock issued under
   the Employee Stock
   Purchase Plan                   37       1           55                           --                          56
Stock options exercised            36      --          111          --               --             --          111
Common stock issued in
   private placement,
   net of offering costs        4,400      44       11,381          --               --             --       11,425
Stock option issued for
   services                        --      --          218          --               --             --          218
Deferred compensation              --
   related to stock options        --      --          173          --             (173)                         --
Amortization of deferred           --
   compensation                    --      --           --          --              103             --          103
Change in foreign currency
   translation                     --      --           --          55               --             --           55
Net loss for the year              --      --           --          --               --        (13,292)     (13,292)
                                                                                                           --------
Comprehensive loss                                                                                          (13,237)
                               ------    ----     --------         ---            -----       --------     --------
Balance at December 31, 2003   26,779    $268     $123,412         $51            $ (70)      $(50,858)    $ 72,803
                               ======    ====     ========         ===            =====       ========     ========

See accompanying notes.

                                ATS Medical, Inc.

                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                          YEAR ENDED DECEMBER 31
                                                      ------------------------------
                                                        2003       2002       2001
                                                      --------   --------   --------
OPERATING ACTIVITIES
Net loss                                              $(13,292)  $(18,212)  $ (6,844)
Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation                                         792        713        688
      Loss on disposal of equipment                          4         35         14
      Imputed interest long-term debt                      320        480         --
      Compensation expense stock options                   321         --         --
      Impairment of technology license                      --      8,100         --
      Gain on extinguishment of debt                    (2,575)        --         --
      Lower of cost or market adjustment                 4,400      2,200      1,000
      Changes in operating assets and liabilities:
         Accounts receivable                            (1,382)       526      2,498
         Prepaid expenses                                 (126)       188         46
         Other assets                                        1         (2)       (14)
         Inventories                                    11,099      2,273     (6,861)
         Accounts payable and accrued expenses             (42)       800     (1,081)
                                                      --------   --------   --------
Net cash used in operating activities                     (480)    (2,899)   (10,554)

INVESTING ACTIVITIES
Purchases of short-term investments                     (5,231)    (5,663)   (19,290)
Maturities of short-term investments                     5,729     10,860     27,865
Payments for technology license                        (12,000)        --     (5,000)
Purchases of leasehold improvements, furniture, and
   equipment                                              (665)      (186)    (3,288)
Proceeds on disposal of equipment                           --        165         --
                                                      --------   --------   --------
Net cash provided by (used in) investing activities    (12,167)     5,176        287

FINANCING ACTIVITIES
Net proceeds from issuance of common stock              11,592        120        542
                                                      --------   --------   --------
Net cash provided by financing activities               11,592        120        542

Effect of exchange rate changes                             55         (4)        --
                                                      --------   --------   --------
(Decrease) increase in cash and cash equivalents        (1,000)     2,393     (9,725)
Cash and cash equivalents at beginning of year           7,472      5,079     14,804
                                                      --------   --------   --------
Cash and cash equivalents at end of year              $  6,472   $  7,472   $  5,079
                                                      ========   ========   ========

See Accompanying Notes.

                                ATS Medical, Inc.
                   Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS ACTIVITY

ATS Medical, Inc. (the Company) manufactures and markets a bileaflet mechanical heart valve.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and both of its wholly owned subsidiaries, ATS Medical Sales, Inc. and ATS Medical France SARL, after elimination of intercompany accounts and transactions.

CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents are carried at cost which approximates market value.

SHORT-TERM INVESTMENTS

Short-term investments are comprised of debt securities and are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of comprehensive income (loss) in shareholders' equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in other income.

ACCOUNTS RECEIVABLE

Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable are due within 30-180 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

INVENTORIES

Inventories are carried at the lower of cost (first-in, first-out basis) or market. The majority of the inventories consist of purchased components. The Company has recorded a valuation reserve against inventories of $0.2 million as of December 31, 2003 and 2002. The Company has written down a portion of its inventories to provide for the lower of cost or market value expected to be realized on its sales in less developed countries. The write-down was $4.4 million, $2.4 million, and $1.0 million in 2003, 2002, and 2001, respectively, and was included in cost of goods sold in the statement of operations.

At December 31, 2003 and 2002, the Company's inventory is in excess of its current requirements based on the historical and anticipated level of sales. Management believes that excess quantities will be utilized over several years. The Company has classified $17.0 million and $37.0 million of inventories as non-current assets at December 31, 2003 and 2002, respectively.

OTHER ASSETS

Prior to obtaining directors' and officers' liability insurance, the Company had placed monies into a self-insurance trust to provide coverage for potential issues. At December 31, 2003 and 2002, the deposits within the trust amounted to $0.4 million.

                                ATS Medical, Inc.
                   Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LEASEHOLD IMPROVEMENTS, FURNITURE, AND EQUIPMENT

Leasehold improvements, furniture, and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

Furniture and fixtures                                                   7 years
Equipment                                                           5 to 7 years
Computers                                                                2 years

Leasehold improvements are amortized over the related lease term or estimated useful life, whichever is shorter.

TECHNOLOGY LICENSE

The Company has exclusive, worldwide right and license to use Sulzer Carbomedics, Inc. (Carbomedics) pyrolytic carbon technology (see Note 4). The technology license will be tested annually for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

REVENUE RECOGNITION

A significant portion of the Company's revenue in the United States, Canada, and France is generated from consigned inventory maintained at hospitals or with field representatives. In these situations, revenue is recognized at the time that the product has been implanted or used. In all other instances, revenue is recognized at the time product is shipped. Certain independent distributors in select international markets receive rebates against invoiced sales amounts. In these situations, the Company accrues for these rebates at the time of the original sale.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

INCOME TAXES

Income taxes are accounted for under the liability method. Deferred income taxes are provided for temporary differences between financial reporting and tax bases of assets and liabilities.

                                ATS Medical, Inc.
                   Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

STOCK-BASED COMPENSATION

The Company has a stock-based employee compensation plan, which is described more fully in Note 7. This plan is accounted for under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB No. 25, when the exercise price of stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized, and reflected in the net loss.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share amounts):

                                                     YEAR ENDED DECEMBER 31
                                                 -----------------------------
                                                   2003       2002       2001
                                                 --------   --------   -------
Net loss as reported                             $(13,292)  $(18,212)  $(6,844)
Deduct total stock-based employee compensation
   expense determined under fair value-based
   method for all awards                           (1,357)    (1,149)   (1,909)
                                                 --------   --------   -------
Pro forma net loss                               $(14,649)  $(19,361)  $(8,753)
                                                 ========   ========   =======

Net loss per share:
   Basic and diluted - as reported               $  (0.55)  $  (0.82)  $ (0.31)
   Basic and diluted - pro forma                 $  (0.61)  $  (0.87)  $ (0.39)

Pro forma information regarding net loss and net loss per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2003, 2002, and 2001: risk-free interest rate of 3.71%, 3.65%, and 5.18%, respectively; dividend yield of 0%; volatility factor of the expected market price of the Company's Common Stock of .93, .95, and .77, respectively; and a weighted average expected life of the option of seven years.

The pro forma effect on net loss is not representative of the pro forma effect on net income (loss) in future years.

                                ATS Medical, Inc.
                   Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average shares outstanding and excludes any dilutive effects of options, warrants, and convertible securities. For all periods presented, diluted net loss per share is equal to basic net loss per share because the effect of including potential common shares for stock options outstanding would have been anti-dilutive. For the year ended December 31, 2003, the effect of options was anti-dilutive due to the net loss incurred during the period. Had net income been achieved, approximately 1,182,000 of common stock equivalents would have been included in the computation of diluted net income per share for the year ended December 31, 2003.

RECLASSIFICATIONS

Certain prior year balances were reclassified to conform with the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES (FIN 46). FIN 46 requires companies that control another entity through interests other than voting interests to consolidate the controlled entity. FIN 46 was effective immediately for variable interest entities created, or in which the company obtains an interest, after January 31, 2003. For all variable interest entities created on or before January 31, 2003, the provisions are effective July 31, 2003. The Company does not believe it has interests in variable interest entities.

2. SHORT-TERM INVESTMENTS

As of December 31, 2003 and 2002, the cost of short-term investments held by the Company of $2.0 million and $2.5 million, respectively, which have maturity dates of one year or less, approximated their fair value. As a result, no unrealized gains or losses were recognized at December 31, 2003 and 2002.

3. LEASEHOLD IMPROVEMENTS, FURNITURE, AND EQUIPMENT, NET

Leasehold improvements, furniture, and equipment consist of the following (in thousands):

                                  DECEMBER 31
                                ---------------
                                 2003     2002
                                ------   ------
Furniture and fixtures          $  372   $  361
Equipment                        2,918    2,340
Leasehold improvements           3,227    3,227
Construction in progress         3,309    3,309
                                ------   ------
                                 9,826    9,237
Less accumulated depreciation    3,931    3,211
                                ------   ------
                                $5,895   $6,026
                                ======   ======

4. IMPAIRMENT OF TECHNOLOGY LICENSE

At the end of the first quarter of 2002, the Company evaluated the carrying value of its technology license asset in accordance with the provisions of SFAS No. 142, which were effective for the Company as of January 1, 2002. Utilizing a discounted cash flow model, that analysis indicated the asset's carrying value was recoverable and the Company recognized no impairment as a result of the adoption of SFAS No. 142. In the second quarter of 2002, the Company experienced decreased sales volumes, decreased average selling prices and initiated certain restructuring activities pertaining to its executive team and the manner in

                                ATS Medical, Inc.
                   Notes to Consolidated Financial Statements

4. IMPAIRMENT OF TECHNOLOGY LICENSE (CONTINUED)

which it sells its product from a direct sales force to a hybrid sales force of a few direct salespeople and several independent manufacturers representatives. In response to these conditions, the Company modified its pricing strategy and sales volume estimates in conjunction with the reorganization plan implemented and the increased competitive pressures in the European market. As a result of these conditions and changes, the Company reviewed its future cash flow analysis and changed its expectations of the sales volume estimates and its selling prices of the heart valve in the cash flow model to evaluate the recoverability of its technology license. When compared to the revised fair value as calculated by discounting the changed future cash flows at June 30, 2002, the Company determined a noncash charge representing an impairment of this asset needed to be recognized in the amount of $8.1 million in the second quarter of 2002. This charge also reflects, in part, the effect of the amended milestone payments in the early years of the technology transfer agreement relative to the benefits of lower-cost carbon not being realized until future years after the depletion of inventories currently on hand at the time of the analysis. There was no additional impairment to the technology license during 2003.

5. PRIVATE PLACEMENT

In August 2003, the Company completed a private placement of Common Stock selling 4.4 million shares at $2.80 a share for gross proceeds of $12.3 million. The proceeds received were used to pay Centerpulse in conjunction with the agreement reached in July 2003 for the remaining obligations in conjunction with the technology license purchase (see Note 11).

6. EXTINGUISHMENT OF DEBT

In July 2003, the Company entered into an agreement with Centerpulse USA Holdings, Co. (Centerpulse) under which the Company would pay Centerpulse $12 million in exchange for cancellation of all of the Company's payment obligations under its carbon technology agreement with Carbomedics Inc. and provide for Company ownership of the technology license. Prior to this agreement, the Company was obligated to pay Centerpulse an aggregate of approximately $28 million under the technology agreement over a period of approximately four years. The obligations per the agreement were accrued as specific criteria were met. Of the total $28 million, there were two uncompleted milestones totaling $12 million not accrued at the time of the July 2003 agreement. As the $12 million dollar payment made under the agreement was exceeded by the Company's accrued liability by approximately $2.6 million, the Company recognized a gain in the quarter ended September 30, 2003.

7. EMPLOYEE STOCK PURCHASE PLAN

In May 1998, the Company implemented the 1998 ATS Medical, Inc. 423 Employee Stock Purchase Plan. Under the terms of the plan, employees are eligible to purchase Common Stock of the Company on a quarterly basis. Employees can purchase Common Stock at 85% of the lesser of the market price of the Common Stock on the first day of the quarter or the last day of the quarter.

Fiscal Year   Number of Shares     Price Range
-----------   ----------------   --------------
   2003             36,762       $0.41 - $ 2.72
   2002            101,980        0.46 -   2.21
   2001             39,885        3.24 -  10.84

                                ATS Medical, Inc.
                   Notes to Consolidated Financial Statements

8. COMMON STOCK AND STOCK OPTIONS

The Company has a Stock Option Plan and a Stock Award Plan (the Plans) under which options to purchase Common Stock of the Company may be awarded to employees and nonemployees of the Company. The options may be granted under the Plans as incentive stock options (ISO) or as non-qualified stock options (non-ISO).

The following table summarizes the options to purchase shares of the Company's Common Stock under the Plans:

                                                 STOCK OPTIONS OUTSTANDING                  WEIGHTED
                                       SHARES         UNDER THE PLANS                        AVERAGE
                                      RESERVED   -------------------------    NON-PLAN   EXERCISE PRICE
                                     FOR GRANT        ISO       NON-ISO       OPTIONS       PER SHARE
                                     ---------     ---------   ---------      --------   --------------
Balance at December 31, 2000           697,500     1,016,460     899,851        25,000        $8.15
   Options granted                    (496,857)      322,415     174,442            --         8.42
   Options exercised                        --       (40,115)     (1,439)      (25,000)        5.78
   Options canceled                     85,399      (108,874)    (25,325)           --         9.54
   ISO shares made non-qualified
      in 2001                               --       (81,050)     81,050            --           --
                                     ---------     ---------   ---------     ---------
Balance at December 31, 2001           286,042     1,108,836   1,128,579            --         8.17
   Options granted                    (595,000)      195,000     300,000       325,000         0.45
   Options canceled                    328,221      (545,709)   (430,912)           --         8.30
                                     ---------     ---------   ---------     ---------
Balance at December 31, 2002            19,263       758,127     997,667       325,000         5.07
   Increase in shares reserved for
      grant                          1,000,000            --          --            --           --
   Options granted                    (848,448)      828,448      20,000     2,500,000         2.49
   Options exercised                        --        (5,875)    (30,000)           --         3.11
   Options canceled                    369,059      (285,404)    (99,167)     (100,000)        5.34
                                     ---------     ---------   ---------     ---------
Balance at December 31, 2003           539,874     1,295,296     888,500     2,725,000         3.32
                                     =========     =========   =========     =========

                          OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                  --------------------------------------   ----------------------
                                  WEIGHTED
                                  AVERAGE       WEIGHTED                 WEIGHTED
                                 REMAINING       AVERAGE                  AVERAGE
    RANGE OF         NUMBER     CONTRACTUAL     EXERCISE     NUMBER      EXERCISE
EXERCISE PRICES   OUTSTANDING       LIFE          PRICE    EXERCISABLE     PRICE
---------------   -----------   -----------     --------   -----------   --------
 $0.35 - $ 1.82    1,911,250     9.05 years       $0.88       201,167      $0.44
  2.35 -   3.97    2,066,345     9.41 years        3.33        71,845       3.35
  5.06 -  12.44      931,201     5.53 years        8.29       772,839       8.17
                   ---------                                ---------
  0.35 -  12.44    4,908,796     8.54 years        3.32     1,045,851       6.35
                   =========                                =========

                                ATS Medical, Inc.
                   Notes to Consolidated Financial Statements

8. COMMON STOCK AND STOCK OPTIONS (CONTINUED)

The weighted average fair value of options granted during the years ended December 31, 2003, 2002, and 2001, was $2.05, $0.37, and $6.15, respectively.

At December 31, 2003, 2002, and 2001, Plan and non-Plan options for 1,045,851, 857,145, and 1,216,082 shares of Common Stock, respectively, were exercisable at a weighted average price of $6.35, $7.61, and $7.49 per share, respectively. Options can be exercised by tendering shares previously acquired.

In 2001, non-Plan options to purchase 25,000 shares, exercisable at $3.63 per share, were exercised.

In 2002, 325,000 non-Plan options were granted at an average exercise price of $0.47. These options vest ratably over three or four year periods. Of the total non-Plan options granted, 50,000 options were granted to a non-employee in December 2002, the non-Plan options granted to non-employees, vest over three years to coincide with the period of service. As such, these options are revalued at each reporting date using an accelerated expense attribution method and expensed over the vesting periods. In 2003, the Company recognized $0.2 million of deferred compensation and $0.1 million of expenses related to those non-Plan, non-employee options.

In 2003, 2,500,000 non-Plan options were granted at an average exercise price of $2.32. These options vest ratably over two or four year periods. Of the total non-Plan options granted, 120,000 options were granted to non-employees for prior services rendered, where the Company recognized $0.2 million in compensation expense during 2003.

The Company has 2,723,670 shares of Common Stock reserved for issuance under the Plans.

9. LEASES

The Company has operating leases for its facilities in Plymouth, Minnesota as well as France and China. These leases expire at various dates through November 2011. Future minimum lease payments under these agreements are as follows (in thousands):

Year ending December 31:

2004                       $  429
2005                          447
2006                          419
2007                          427
2008                          376
2009 and thereafter           196
                           ------
                           $2,294
                           ======

The rent expense was $0.3 million for 2003 and $0.4 million for 2002 and 2001.

10. INCOME TAXES

At December 31, 2003, the Company had net operating loss carryforwards of approximately $41.8 million and credits for increasing research and development costs of approximately $0.6 million, which are available to offset future taxable income or reduce taxes payable through 2023. These loss carryforwards will begin expiring in 2007. The credits continue to expire in 2004 through 2018.

Included as part of the Company's net operating loss carryforwards are approximately $2.3 million in tax deductions that resulted from the exercise of stock options. When these loss carryforwards are realized, the corresponding change in valuation allowance will be recorded as additional paid-in capital.

                                ATS Medical, Inc.
                   Notes to Consolidated Financial Statements

10. INCOME TAXES (CONTINUED)

Components of deferred tax assets and liabilities are as follows (in thousands):

                                                         DECEMBER 31
                                                     -------------------
                                                       2003       2002
                                                     --------   --------
Deferred tax assets (liabilities):
   Net operating loss carryforwards                  $ 15,482   $ 10,661
   Research and development credits                       647        633
   Inventory reserves                                   1,962      1,158
   Depreciation                                           490        302
   Technology license amortization                     (1,672)    (1,016)
   Compensation reserves                                   90        277
   Other                                                  319        470
                                                     --------   --------
Net deferred tax assets before valuation allowance     17,318     12,485
Less valuation allowance                              (17,318)   (12,485)
                                                     --------   --------
Net deferred tax assets                              $     --   $     --
                                                     ========   ========

The Company's ability to utilize its net operating loss carryforwards to offset future taxable income is subject to certain limitations under Section 382 of the Internal Revenue Code due to changes in the equity ownership of the Company.

Reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

                                            2003     2002     2001
                                           -----    -----    -----
Tax at statutory rate                      (34.0)%  (34.0)%  (34.0)%
State income taxes                          (4.0)    (4.0)    (4.0)
Impact of changes in valuation allowance    38.0     38.0     38.0
                                           -----    -----    -----
                                              --%      --%      --%
                                           =====    =====    =====

11. COMMITMENTS

In June 2002, the Company amended the supply and technology transfer agreements. The amendment to the supply agreement suspended component set purchases until January 2007. This postpones component purchases totaling approximately $23.5 million for the years ended December 31, 2003 to 2006. In January of 2007, the purchase obligations for 2003 would resume, with the obligations for 2004 through 2006 to follow in each subsequent year.

12. BENEFIT PLAN

The Company has a defined contribution salary deferral plan covering substantially all employees under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to contribute up to 12% of their annual compensation, with the Company contributing an amount equal to 25% of each employee's contribution. The Company recognized expense for contributions to the plan of $64,451, $61,397, and $76,167, during 2003, 2002, and 2001, respectively.

                                ATS Medical, Inc.
                   Notes to Consolidated Financial Statements

13. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

The Company operates in one segment, the sale of a bileaflet mechanical heart valve. As a result, the information disclosed herein materially represents all of the financial information related to the Company's principal operating segment. The Company derived the following percentages of its net sales from the following geographic regions:

                   2003   2002   2001
                   ----   ----   ----
Asia Pacific        32%    42%    34%
Europe              29     26     36
North America       28     19     19
Emerging Markets    11     13     11

Shown below are the percentage of sales of specific customers which exceeded 10% for the years shown:

             2003   2002   2001
             ----   ----   ----
Customer A   21.4%  31.3%  23.6%
Customer B     --   12.0   10.3

The Company had balances owing by two customers, which represented 11%, 34%, and 4% of its outstanding accounts receivable balances, respectively, at December 31, 2003, 2002, and 2001.

14. ACCRUED DISTRIBUTOR LIABILITIES

The Company recognized $0.8 million of expense in the year ended December
31, 2002 related to the termination of its France and Belgium distributor.
The Company bought back inventory from this distributor, in accordance with the termination terms as provided for in the distributor agreements. The Company paid approximately $1.1 million for all costs associated with this termination in fiscal 2003. The charge represents the margin on valves that were returned to the Company and the costs associated with restocking such inventories for resale.

15. REORGANIZATION EXPENSES

In June 2002, the Board of Directors decided to implement new cost containment measures and to seek a new management team to lead the business. As part of these cost-reduction measures, approximately one-half of the workforce, including all of the executive officers of the Company, have been released from employment. The Company had 46 employees at December 31, 2002 compared to 89 employees at December 31, 2001. The Company recorded an expense of $1.1 million in conjunction with the reorganization in fiscal 2002. The reorganization expenses consist of approximately $1.0 million of severance pay and benefits, and $0.1 million of rent that was expensed for the vacated portion of the Company's leased facility. Of the total reorganization expenses, $9,000 and $0.5 million had not been paid as of December 31, 2003 and 2002, respectively.

16. RELATED-PARTY TRANSACTION

For the years ended December 31, 2003, 2002, and 2001, the Company had a consulting agreement with a director of the Company, which provided for future annual compensation. The agreement provides for compensation through fiscal 2004. An expense has been recognized as a result of this agreement in the amount of $0.1 million, $0.2 million, and $0.6 million for the years ended December 31, 2003, 2002, and 2001, respectively. An expense for a portion of the compensation was recognized at the time the agreement was signed, as the Company has deferred only the fair value of expected services to be received under the agreement.

                                ATS Medical, Inc.
                   Notes to Consolidated Financial Statements

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly data for 2003 and 2002 was as follows (in thousands, except loss per share):

                                                      QUARTER
                                       --------------------------------------
                                        FIRST     SECOND     THIRD    FOURTH
                                       -------   --------   ------   -------
YEAR ENDED DECEMBER 31, 2003
Net sales                              $ 3,965   $  4,246   $4,639   $ 5,634
Gross profit                             1,217        998    1,384    (2,747)
Net loss                                (1,539)    (3,103)    (307)   (8,343)

Net basic and diluted loss per share   $ (0.07)  $  (0.14)  $(0.01)  $ (0.31)

YEAR ENDED DECEMBER 31, 2002
Net sales                              $ 3,902   $  2,475   $3,184   $ 3,739
Gross profit                             1,211        151    1,005    (1,373)
Net loss                                (1,483)   (11,368)    (589)   (4,772)

Net basic and diluted loss             $ (0.07)  $  (0.51)  $(0.03)  $ (0.21)

The Company recorded lower of cost or market value adjustments against inventories of $4.4 million and $2.2 million in the fourth quarter of 2003 and 2002, respectively. In the third quarter of 2003, the Company recognized a $2.6 million gain on the extinguishment of debt.

In the second quarter of 2002, the Company recorded an $8.1 million impairment of technology license.

In 2002, the Company recorded reorganization charges of $0.9 million and $0.2 million in the second quarter and fourth quarter, respectively. Gross profit in the second quarter of 2002 was also affected by a $0.35 million sales rebate.