Form 10-Q
period 2004-03-31
ATS MEDICAL INC
filed 2004-05-10
CIK 824068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004
Commission File No. 0-18602

ATS MEDICAL, INC.

(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1595629 (I.R.S. Employer Identification No.)

3905 Annapolis Lane N., Suite 105 Minneapolis, Minnesota (Address of principal executive offices)	55447 (Zip Code)

Registrant’s telephone number, including area code: (763) 553-7736

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

Yes   [X]     No   [   ]

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes   [X]     No   [   ]

     The number of shares outstanding of each of the registrant’s classes of common stock as of April 29, 2004, was:

Common Stock, $.01 par value	26,924,464 shares

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ATS Medical, Inc.

Consolidated Balance Sheets

(in thousands, except per share and share data)

	March 31,	December 31,
	2004	2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,233	$6,472
Short-term investments	1,753	2,003
Accounts receivable, net	5,859	4,939
Inventories	20,689	20,377
Other current assets	717	508

Total current assets	35,251	34,299

Furniture, machinery and equipment, net	5,738	5,895
Inventories	13,000	17,000
Technology license	18,500	18,500
Other assets	435	440

Total assets	$72,924	$76,134

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,122	$989
Due to related party	217	217
Accrued payroll and expenses	1,086	1,343
Accrued distributor liabilities	616	475

Total current liabilities	3,041	3,024

Due to related party	253	307
Shareholders’ equity:
Common stock, $.01 par value:
authorized 40,000,000 shares; issued and outstanding 26,814,089 and 26,778,557 shares at March 31, 2004 and December 31, 2003	268	268
Additional paid-in capital	123,555	123,412
Deferred compensation	(70)	(70)
Accumulated other comprehensive income	40	51
Accumulated deficit	(54,163)	(50,858)

Total shareholders’ equity	69,630	72,803

Total liabilities and shareholders’ equity	$72,924	$76,134

The accompanying notes are an integral part of the consolidated financial statements.

ATS Medical, Inc.

Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three months ended March 31,
	2004	2003
Net sales	$6,694	$3,965
Cost of goods sold	4,766	2,748

Gross profit	1,928	1,217
Operating expenses:
Sales and marketing	3,666	1,154
Research and development	187	386
General and administrative	1,381	987

Total operating expenses	5,234	2,527

Operating loss	(3,306)	(1,310)
Net interest income (expense)	1	(229)

Net loss	($3,305)	($1,539)

Net loss per share
Basic and diluted	($0.12)	($0.07)
Weighted average number of shares used in calculation
Basic and diluted	26,802	22,318

The accompanying notes are an integral part of the consolidated financial statements.

ATS Medical, Inc.

Consolidated Statements of Cash Flow
(unaudited)
(in thousands)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities
Net loss	($3,305)	($1,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	265	184
Compensation expense on stock options	25	1
Imputed interest long-term debt	—	160
Changes in operating assets and liabilities:
Accounts receivable	(920)	(653)
Inventories	3,688	2,460
Prepaid expenses	(209)	(171)
Other assets	4	4
Accounts payable and accrued expenses	(36)	(766)

Net cash used in operating activities	(488)	(320)

Cash flows from investing activities
Purchase of short-term investments	(996)	(1,500)
Sale of short-term investments	1,246	995
Purchases of furniture, machinery and equipment	(108)	(130)

Net cash provided by (used in) investing activities	142	(635)

Cash flows from financing activities
Net proceeds from sale of common stock	118	8

Net cash provided by financing activities	118	8

Effect of exchange rate changes on cash	(11)	1

Decrease in cash and cash equivalents	(239)	(946)

Cash and cash equivalents at beginning of period	6,472	7,472

Cash and cash equivalents at end of period	$6,233	$6,526

The accompanying notes are an integral part of the consolidated financial statements.

ATS Medical, Inc.

Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation

The consolidated financial statements included in this Form 10-Q have been prepared by ATS Medical, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The consolidated financial statements include the accounts of the company and its subsidiaries, and all significant inter-company accounts and transactions are eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations. The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. These unaudited consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in its Annual Report on Form 10-K for 2003.

These statements reflect, in management’s opinion, all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. The results of operations for any interim period may not be indicative of results for the full year.

Note 2. Stock-Based Compensation

The Company accounts for its stock-based employee compensation plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The exercise price of the Company’s employee stock options generally equals the market price of the underlying stock on the date of grant for all options granted, and thus, under APB 25, no compensation expense is recognized. Stock options granted to non-employees are valued and accounted for in accordance with Financial Accounting Statement No. 123, Accounting for Stock-Based Compensation (FAS 123). Accordingly, these costs are charged to operating expenses over the vesting period of the option.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation.

	Three months ended
	March 31,
(in thousands, except per share data)	2004	2003
Net loss, as reported	($3,305)	($1,539)

Subtract: Total stock-based employee compensation expense determined under fair value based method for all awards	(673)	(103)

Pro forma net loss	($3,978)	($1,642)

Net loss per share:
As reported
Basic and diluted	($0.12)	($0.07)
Pro forma
Basic and diluted	($0.15)	($0.07)

Note 3. Inventories

Inventories consist of the following:

	March 31,	December 31,
(in thousands)	2004	2003
Raw materials	$10,380	$12,033
Work in process	8,755	9,615
Finished goods	14,754	15,929
Obsolescence reserve	(200)	(200)

Total, net	$33,689	$37,377

Balance sheet classification
Current assets	$20,689	$20,377
Non-current assets	13,000	17,000

Total, net	$33,689	$37,377

The Company maintains significant levels of inventory that exceed current demand. Management believes that these excess quantities will be utilized over several years. Therefore, the Company has classified $13.0 million and $17.0 million of inventories as noncurrent assets at March 31, 2004 and December 31, 2003, respectively.

Note 4. Comprehensive Income

Comprehensive income for the Company includes net income from foreign currency translation which is charged or credited to the cumulative translation account within shareholders’ equity. Gains and losses from foreign currency translation are not material.

Note 5. New Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46R (FIN 46R), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. The Company believes it has no variable interest entities and, therefore, FIN 46R did not have an impact on the Company’s consolidated financial statements.

Note 6. Subsequent Event

On April 26, 2004 the Company signed an exclusive development and licensing agreement with ErySave AB and made an initial milestone payment of approximately $0.2 million. The agreement grants the Company worldwide rights for ErySave’s filtration technology for cardiac surgery procedures. Payments under the agreement, based upon the achievement of certain development milestones, could total approximately $1.3 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “expect,” “believe,” “anticipate,” or “estimate,” identify such forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially from those expressed in such forward-looking statements. Some of the factors that could cause such material differences are identified in “Cautionary Statements.” We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future filings with the SEC.

Executive Overview

We manufacture and market a mechanical bileaflet heart valve with a patented pivot design. Our heart valve is used to treat valvular heart disease caused by the natural aging process, rheumatic heart disease and congenital defects.

Sulzer Carbomedics (“Carbomedics”) developed the basic design from which the ATS heart valve evolved. Carbomedics is a large and experienced manufacturer of pyrolytic carbon components used in mechanical heart valves. Carbomedics has also designed and patented numerous mechanical valves. Carbomedics offered to license a patented and partially developed valve to us if we would complete the development of the valve and agree to purchase carbon components from Carbomedics. We hold an exclusive, royalty-free, worldwide license to an open pivot, bileaflet mechanical heart valve design owned by Carbomedics from which the ATS heart valve has evolved. In addition, we have an exclusive, worldwide right and license to use Carbomedics’ pyrolytic carbon technology to manufacture components for the ATS heart valve.

We commenced selling the ATS heart valve in international markets in 1992. In October 2000, we received FDA approval to sell the ATS Open Pivot® MHV and commenced sales and marketing of our valve in the United States. The original sales forecasts as well as the pricing models that were used when the original Supply Agreement was signed with Carbomedics proved to be too optimistic. Accordingly, to keep the Supply Agreement active and the license to sell the valve exclusive, we purchased quantities of inventory far in excess of demand.

From 1990 through 2002, we paid Carbomedics approximately $125 million for the development of our valve, the technology to manufacture our pyrolytic carbon components, and for pyrolytic valve components manufactured by Carbomedics. On December 31, 2002, we had remaining payments due under the Technology Agreement that totaled $28 million. This led us in 2003 to negotiate an accelerated but reduced payment for all outstanding debts to Carbomedics related to the Technology Agreement. In August 2003, we paid $12 million to satisfy all future obligations under this Agreement.

With inventory purchases exceeding sales through the years, we have built inventory levels that today provide a source of cash. We are drawing down these paid-for inventories and using the cash it generates to fund operations. Our manufacturing facility for pyrolytic carbon components has been producing limited quantities. We expect to increase production in this facility sometime in 2004 but are carefully considering our options as this decision will require the use of cash as we buy raw materials and hire production workers. Once we have exhausted our high priced components, we expect to have lower manufacturing costs per valve which will allow us to realize gross profit in these international markets.

In June 2002, we reorganized the company laying off more than half of the work force including all executive management. With the hiring of a new president late in 2002, we have started the process of rebuilding our sales and marketing teams, especially in the United States. This rebuilding is the most significant factor contributing to our increase in expense levels during 2003 and into 2004. Because sales prices in the United States exceed selling prices elsewhere, we feel that our future success will depend on achieving increased market share in the U.S. Our U.S. sales as a percentage of our overall sales have grown from 4% in 2000 to 36% in the first quarter of 2004.

Critical Accounting Policies and Estimates

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Management’s discussion and analysis of financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect (1) the reported amounts of assets, liabilities, revenues, and expenses; and (2) the related disclosure of contingent assets and liabilities. At each balance sheet date, we evaluate our estimates and judgements. The critical accounting policies that are most important to fully understanding and evaluating the financial condition and results of operations are discussed in our most recent Annual Report on Form 10-K on file with the SEC.

Results of Operations

The following table compares the dollar and percentage change in the Statements of Operations for the three month periods ended March 2004 and 2003.

	Three months ended March 31,
			Increase
	2004	2003	(Decrease)%
Net sales	$6,694	$3,965	$2,729	68.8%
Cost of goods sold	4,766	2,748	2,018	73.4%

Gross profit	1,928	1,217	711	58.4%
Gross profit %	28.8%	30.7%
Operating expenses:
Sales and marketing	3,666	1,154	2,512	217.7%
Research and development	187	386	(199)	-51.6%
General and administrative	1,381	987	394	39.9%

Total operating expenses	5,234	2,527	2,707	107.1%

Operating loss	(3,306)	(1,310)	(1,996)	152.4%

Net interest income (expense)	1	(229)	230	100.4%

Net loss	($3,305)	($1,539)	($1,766)	114.7%

The following table presents the statement of operations as a percentage of net sales for the three month periods ended March 2004 and 2003.

	Three months ended
	March 31,
	2004	2003
Net sales	100.0%	100.0%
Cost of goods sold	71.2%	69.3%

Gross profit	28.8%	30.7%
Operating expenses:
Sales and marketing	54.8%	29.1%
Research and development	2.8%	9.7%
General and administrative	20.6%	24.9%

Total operating expenses	78.2%	63.7%

Operating loss	-49.4%	-33.0%

Net interest income (expense)	0.0%	-5.8%

Net loss	-49.4%	-38.8%

Net sales. The following table compares net sales between the three month periods ended March 2004 and 2003.

	Three months ended March 31,
(in thousands)	2004	2003	Increase	%
United States	$2,390	$853	$1,537	180.2%
Outside United States	4,304	3,112	1,192	38.3%

Total	$6,694	$3,965	$2,729	68.8%

	2004 Change in
	Average
	Sales	Unit
	Price	Sales
United States	6.8%	162.4%
Outside United States	-20.5%	74.0%

Total	-7.9%	83.3%

	Three months ended
	March 31,
	2004	2003
Share of total sales:
United States	35.7%	21.5%
Outside United States	64.3%	78.5%

Total	100.0%	100.0%

In June 2002, the majority of our U.S. sales persons were terminated. In the fourth quarter of 2002, we hired a new CEO and began building our “new sales organization” in the U.S. consisting of four area directors managing 28 sales territories. Our representation within these territories now consists of both direct sales representatives and independent agents. This new sales organization and overall greater sales efforts contributed to our increase in sales in 2004 as compared to 2003 and to our sales within the U.S. accounting for a larger percentage of overall sales.

During 2003 we aggressively entered several international markets that represented opportunities for greater sales unit growth but at prices lower than our other markets. Prices in some of these territories are lower than our current manufacturing costs. We feel this strategy is reasonable because it allows us to increase our market share while reducing our high priced, but paid for inventories. Once we have exhausted our high priced components, we expect to have lower manufacturing costs per valve which will allow us to realize gross profit in these international markets.

Cost of good sold. Our costs of goods sold as a percentage of net sales has varied due to changes in average selling price. Our gross margin is anticipated to improve as sales within the Unites States increase as a percentage of total sales and as we start selling valves that have been entirely manufactured in our facilities. Our inventories of high priced carbon components currently exceed our expected sales during 2004.

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

The supply agreement with Carbomedics is still in effect but has been re-negotiated several times. Our current obligations under the supply agreement call for future purchase obligations starting in 2007 and continuing through 2010.

We maintain significant levels of carbon components in inventory that exceed current demand due to past purchase requirements under the supply agreement. In addition, the cost of these components has been high and at times exceeded selling prices necessitating lower of cost or market write-downs of inventories. We have set up our own manufacturing facility and we expect to increase the production of our own carbon components during 2004. In future years, as higher priced inventory purchased from Carbomedics is replaced by lower cost inventory that we manufacture, cost of goods sold will decrease as a percentage of net sales.

Sales and marketing. Cost increases in 2004 over 2003 were for the building of our “new sales and marketing organizations”. We have substantially completed the hiring and training of our new sales and marketing organizations.

Research and development. Research and development expenses include the costs to develop and improve current and future products and the costs for regulatory and clinical activities for these products. In addition, during 2003, the costs to set up and maintain our carbon components manufacturing facility while it was in pre-production mode and the operational qualification and validation of the carbon production equipment and making pilot coating runs were charged to research and development costs and totaled approximately $268,000 during the three months ended March 2003.

General and administrative. Cost increases in 2004 over 2003 were for employee salary and benefits of $0.3 million and higher corporate insurance costs of $0.1 million.

Net interest income (expense). Our interest expense was primarily attributable to imputed interest on our long-term debt previously owed to Centerpulse. Our interest income is primarily attributable to the investment of our cash balances.

Income taxes. At the end of 2003, we have accumulated approximately $42 million of net operating loss (NOL) carryforwards for U.S. tax purposes. We believe that our ability to fully utilize the existing NOL carryforwards could be restricted on a portion of the NOL for changes in control that may have occurred or may occur in the future. We have not conducted a formal study of whether a change in control of ATS has occurred in the past that impairs our NOL carryforwards because we are unable to utilize such NOL carryforwards until we achieve profitability and because this study would be very expensive to complete. When we attain profitability, we will conduct a formal study of any restrictions on our carryforwards. We have not recorded any net assets related to our NOL carryforwards and other deferred items as we currently cannot determine that it is reasonably likely that this asset will be realized and we, therefore, have provided a valuation allowance for the entire asset.

Net loss. Our increase in net loss in 2004 compared to 2003 resulted from changes in sales offset by changes in operating costs, all of which are described above.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments were $8.0 million as of March 31, 2004 compared to $8.5 million as of December 31, 2003.

Operating activities. During the quarter ended March 2004 we received cash payments from customers of $5.8 million. We made cash payments to employees and suppliers of $6.3 million. Our operating loss during 2004 of $3.3 million was substantially funded through the depletion of inventories. During 2003 and into 2004, we incurred significant expenses commercializing the ATS heart valve in the United

States. As we build sales in future periods and our cost of inventories decrease, our operating losses will decrease and we will move steadily towards a cash flow breakeven on sales and eventually to profitability.

Investing and financing activities. We historically have funded our operations through equity investments. During the first three months of 2004 we purchased property and equipment totaling $0.1 million. Our current level of property and equipment is adequate to support operations in 2004 and purchases of equipment for the remainder of 2004 will approximate the amount spent in the just completed quarter.

Cash Management

During 2004 and into 2005, we expect to increase production of pyrolytic carbon components in our own manufacturing facility. This will require the use of cash as we purchase raw materials and hire employees to make the inventory. Current inventory levels are adequate into 2005. We estimate that operating costs will remain high in comparison to sales during 2004 and 2005 and will require the use of cash to fund operations. We will draw down cash balances to build inventories and fund operations during 2004 and 2005.

On April 26, 2004 the Company signed an exclusive development and licensing agreement with ErySave AB and made an initial milestone payment of approximately $0.2 million. The agreement grants the Company worldwide rights for ErySave’s filtration technology for cardiac surgery procedures. Payments under the agreement, based upon the achievement of certain development milestones, could total approximately $1.3 million.

Based upon the current forecast of sales and operating expenses, we anticipate having cash to fund our operations through 2004. However, as identified under the heading of “Cautionary Statements” below, any adverse change that affects our revenue, access to the capital markets or future demand for our products will affect our long term viability. Maintaining adequate levels of working capital depends in part upon the success of our products in the marketplace, the relative profitability of those products and our ability to control operating and capital expenses. Funding of our operations in future periods may require additional investments in ATS in the form of equity, debt or a combination of both. There can be no assurance that we will achieve desired levels of sales or profitability, or that future capital infusions will be available.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Cautionary Statements

This document contains forward-looking statements within the meaning of federal securities laws that may include statements regarding intent, belief or current expectations of our Company and our management. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. We desire to take advantage of these “safe harbor” provisions. Accordingly, we hereby identify the following important factors which could cause our actual results to differ materially from any such results which may be projected, forecast, estimated or budgeted by us in forward-looking statements made by us from time to time in reports, proxy statements, registration statements and other written communications, or in oral forward-looking statements made from time to time by the company’s officers and agents. We do not intend to update any of these forward-looking statements after the date of this Form 10-K to conform them to actual results.

If our heart valve does not achieve widespread market acceptance in the United States, our operating results will be harmed and we may not achieve profitability.

Our success will depend, in large part, on the medical community’s acceptance of the ATS heart valve in the United Sates, which is the largest revenue market in the world for heart valves. The U.S. medical community’s acceptance of the ATS heart valve will depend upon our ability to demonstrate the safety and efficacy, advantages, long-term clinical performance and cost-effectiveness of the ATS heart valve as compared to other prosthetic heart valves. We cannot predict whether the U.S. medical community will accept the ATS heart valve or, if accepted, the extent of its use. Negative publicity resulting from isolated incidents involving the ATS heart valve or other prosthetic heart valves could have a significant adverse effect on the overall acceptance of our heart valve. If we encounter difficulties developing a market for the ATS heart valve in the United States, we may not be able to increase our revenue enough to achieve profitability and our business and results of operations will be seriously harmed.

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

Our sales approach for the sale of the ATS valve in the United States consists primarily of direct salespersons with a few independent manufacturer’s representatives. We will need to continue to expend significant funds and management resources to develop and maintain this hybrid sales force. We believe there is significant competition for sales personnel and independent manufacturing representatives with the advanced sales skills and technical knowledge we need. If we are unable to recruit, retain and motivate qualified personnel and representatives, U.S. sales of the ATS valve could be adversely affected. The loss of key salespersons or independent manufacturer’s representatives could have a material adverse effect on our sales or potential sales to current customers and prospects serviced by such salespersons or representatives. Further, we cannot assure the successful expansion of our network of independent manufacturer’s representatives on terms acceptable to ATS, if at all, or the successful marketing of our products by our hybrid sales force. To the extent we rely on sales through independent manufacturer’s representatives, any revenues we receive will depend primarily on the efforts of these parties. We do not control the amount and timing of marketing resources that these third parties devote to our product. If our U.S. sales strategy is not successful, we may be forced to change our U.S. sales strategy again. Any such change could disrupt sales in the United States. Further, any change in our U.S. sales strategy could be expensive and would likely have a material adverse impact on our results of operations.

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

As March 31, 2004, 64% of our net sales are derived from international operations. We expect that international sales will account for a substantial majority of our revenue until the ATS heart valve receives wider market acceptance from U.S. customers. Accordingly, any material decrease in foreign sales may materially and adversely affect our results of operations.

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

Our future results of operations could also be harmed by risks inherent in doing business in international markets, including:

•	unforeseen changes in regulatory requirements and government health programs;

•	weaker intellectual property rights protection in some countries;

•	new export license requirements, changes in tariffs or trade restrictions;

•	political and economic instability in our target markets; and

•	greater difficulty in collecting payments from product sales.

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

We are not currently profitable and have a very limited history of profitability. As of March 31, 2004, we had an accumulated deficit of $54.2 million. We expect to incur significant expenses over the next several years as we continue to devote substantial resources to the commercialization of the ATS heart valve in the United States. We will not generate net income unless we are able to significantly increase revenue from U.S. sales. If we continue to sustain losses, we may not be able to continue our business as planned.

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

Our business could suffer if the use of mechanical heart valves declines. Historically, mechanical heart valves have accounted for over two-thirds of all heart valve replacements. Recently, there has been an increase in the use of tissue valves. We estimate that mechanical heart valves are currently being used in 40 to 65% of all heart valve replacements, depending on the geographic market, down from 65 to 75% about ten years ago. We believe the tissue manufacturers’ claims of improvements in tissue valve longevity and an increase in the average age of valve patients have contributed to the recent increase in the use of tissue valves.

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

Under our carbon technology agreement with Carbomedics, we have obtained a license to use Carbomedics’ pyrolytic carbon technology to manufacture components for the ATS heart valve. If this agreement is breached or terminated, we would be unable to manufacture our own product. If our inventory is exhausted and we do not have any other sources of carbon components, we would be forced to cease doing business.

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

Under our agreement with Carbomedics, we have been granted an exclusive worldwide license to manufacture pyrolytic carbon components for the ATS heart valve. We cannot be certain that our strategy to establish internal manufacturing capabilities will result in a cost-effective means for manufacturing the ATS heart valve. We have limited experience in manufacturing pyrolytic carbon. Although we have an FDA-approved carbon manufacturing facility, it is currently operating at the minimal level necessary to maintain the plant and our technical expertise in producing carbon components. In the future when we increase production at the plant we may encounter difficulties in maintaining and expanding our manufacturing operations, including problems involving:

•	production yields;

•	quality control;

•	per unit manufacturing costs;

•	shortages of qualified personnel; and

•	compliance with FDA and international regulations and requirements regarding good manufacturing practices.

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

The manufacture and sale of mechanical heart valves entail significant risk of product liability claims and product recalls. A mechanical heart valve is a life-sustaining device and the failure of any mechanical heart valve usually results in the patient’s death or need for reoperation. A product liability claim or product recall, regardless of the ultimate outcome, could require us to spend significant time and money in litigation or to pay significant damages and could seriously harm our business. We currently maintain product liability insurance coverage in an aggregate amount of $25 million. However, we cannot assure you that our current insurance coverage is adequate to cover the costs of any product liability claims made against us. Product liability insurance is expensive and does not cover the costs of a product recall. In the future, product liability insurance may not be available at satisfactory rates or in adequate amounts. A product liability claim or product recall could also materially and adversely affect our ability to attract and retain customers.

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

We may be exposed to future litigation by third parties based on intellectual property infringement claims. Any claims or litigation against us, regardless of the merits, could result in substantial costs and could harm our business. In addition, intellectual property litigation or claims could force us to:

•	cease manufacturing and selling our product, which would seriously harm us;

•	obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, if at all; or

•	redesign our product, which could be costly and time-consuming.

We are subject to extensive governmental regulation, which is costly, time consuming and can subject us to unanticipated delays.

The ATS heart valve and our manufacturing activities are subject to extensive regulation by a number of governmental agencies, including the FDA and comparable international agencies. We are required to:

•	maintain the approval of the FDA and international regulatory agencies to continue selling the ATS heart valve;

•	obtain the approval of international regulatory agencies in countries where the ATS heart valve is not yet marketed;

•	satisfy content requirements for all of our labeling, sales and promotional materials;

•	comply with manufacturing and reporting requirements; and

•	undergo rigorous inspections by these agencies.

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

Historically, the market price of our common stock has fluctuated over a wide range and it is likely that the price of our common stock will fluctuate in the future. The market price of our common stock could be impacted by the following:

•	the success of our management in operating ATS effectively;

•	the failure of the ATS valve to gain market acceptance in the United States;

•	announcements of technical innovations or new products by our competitors;

•	the status of component supply arrangements;

•	changes in reimbursement policies;

•	government regulation;

•	developments in patent or other proprietary rights;

•	public concern as to the safety and efficacy of products developed by us or others; and

•	general market conditions.

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

Provisions of our articles of incorporation, bylaws and Minnesota law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders. These provisions include the following:

•	No cumulative voting by shareholders for directors;

•	The ability of our board to set the size of the board of directors, to create new directorships and to fill vacancies;

•	The ability of our board, without shareholder approval, to issue preferred stock, which may have rights and preferences that are superior to our common stock;

•	The ability of our board to amend the bylaws; and

•	Restrictions under Minnesota law on mergers or other business combinations between us and any holder of 10% or more of our outstanding common stock.

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

        None

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

The Company “furnished” (in accordance with Item 12 of Form 8-K) to the SEC a Form 8-K as follows:

On January 9, 2004, our results of operations and financial condition for the fiscal quarter ended December 31, 2003.

On February 11, 2004, our results of operations and financial condition for the fiscal quarter ended December 31, 2003.

On April 29, 2004, our results of operations and financial condition for the fiscal quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2004	ATS MEDICAL, INC.

	By:	/s/ Michael D. Dale
Michael D. Dale, Chief Executive Officer
(Principal Executive Officer and Authorized Signatory)

By:	/s/ John R. Judd
John R. Judd, Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-15(e)/15d-15(e) (Section 302 Certification)

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-15(e)/15d-15(e) (Section 302 Certification)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification)