Form 10-Q
period 2004-06-30
ATS MEDICAL INC
filed 2004-08-09
CIK 824068

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004
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

                                 Yes [X] No [ ]

      The number of shares outstanding of each of the registrant's classes of common stock as of July 30, 2004, was:

          Common Stock, $.01 par value         30,700,789 shares

                                      INDEX

                                                                                 Page(s)
                                                                                 ------
PART I.      FINANCIAL INFORMATION

ITEM 1.      Financial Statements (Unaudited)

                   Consolidated Balance Sheets as of
                   June 30, 2004, and December 31, 2003                            3

                   Statements of Operations for the three and six
                   months ended June 30, 2004 and 2003                             4

                   Statements of Cash Flows for the six
                   months ended June 30, 2004 and 2003                             5

                   Notes to Consolidated Financial Statements                    6 - 7

ITEM 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations                       8 - 18

ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk            19

ITEM 4.      Controls and Procedures                                               19

PART II.     OTHER INFORMATION

ITEM 2.      Changes in Securities, Use of Proceeds, and Issuer Purchases of
             Equity Securities                                                     20

ITEM 4.      Submission of Matters to a Vote of Security Holders                   20

ITEM 6.      Exhibits and Reports on Form 8-K                                      20

SIGNATURES                                                                         22

EXHIBIT INDEX                                                                      23

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                                ATS MEDICAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except per share and share data)

                                                                  JUNE 30,       DECEMBER 31,
                                                                    2004            2003
                                                                 ----------      -----------
                                                                 (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                    $   21,242      $     6,472
    Short-term investments                                              250            2,003
    Accounts receivable, net                                          6,560            4,939
    Inventories                                                      20,194           20,377
    Other current assets                                                575              508
                                                                 ----------      -----------

Total current assets                                                 48,821           34,299

Furniture, machinery and equipment, net                               5,810            5,895
Inventories                                                          10,000           17,000
Intangible assets                                                    18,688           18,500
Other assets                                                            436              440
                                                                 ----------      -----------
Total assets                                                     $   83,755      $    76,134
                                                                 ==========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

    Accounts payable                                             $    2,295      $       989
    Due to related party                                                217              217
    Accrued payroll and expenses                                      1,556            1,343
    Accrued distributor liabilities                                     559              475
                                                                 ----------      -----------

Total current liabilities                                             4,627            3,024

Due to related party                                                    199              307
Shareholders' equity:
    Common stock, $.01 par value:
        authorized 40,000,000 shares; issued and
        outstanding 30,698,789 and 26,778,557 shares at
         June 30, 2004 and December 31, 2003                            307              268
    Additional paid-in capital                                      136,155          123,412
    Deferred compensation                                               (61)             (70)
    Accumulated other comprehensive income                               59               51
    Accumulated deficit                                             (57,531)         (50,858)
                                                                 ----------      -----------
Total shareholders' equity                                           78,929           72,803
                                                                 ----------      -----------
Total liabilities and shareholders' equity                       $   83,755      $    76,134
                                                                 ==========      ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                ATS MEDICAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                     (in thousands, except per share data)

                                                                 THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                                 ---------------------------      -------------------------
                                                                    2004           2003             2004            2003
                                                                    ----           ----             ----            ----
Net sales                                                         $   7,548       $   4,246       $  14,242       $   8,211
Cost of goods sold                                                    5,428           3,248          10,194           5,997
                                                                 ----------      ----------      ----------      ----------
Gross profit                                                          2,120             998           4,048           2,214

Operating expenses:
    Sales and marketing                                               3,950           2,388           7,616           3,542
    Research and development                                            186             442             373             828
    General and administrative                                        1,367           1,043           2,748           2,030
                                                                 ----------      ----------      ----------      ----------
Total operating expenses                                              5,503           3,873          10,737           6,400
                                                                 ----------      ----------      ----------      ----------
Operating loss                                                       (3,383)         (2,875)         (6,689)         (4,186)

Net interest income (expense)                                            15            (228)             16            (457)
                                                                 ----------      ----------      ----------      ----------

Net  loss                                                        ($   3,368)     ($   3,103)     ($   6,673)     ($   4,643)
                                                                 ==========      ==========      ==========      ==========
Net  loss per share:
    Basic and diluted                                            ($    0.12)     ($    0.14)     ($    0.25)     ($    0.21)

Weighted average number of shares used in calculation:

    Basic and diluted                                                27,159          22,325          26,978          22,322

The accompanying notes are an integral part of the consolidated financial statements.

                                ATS MEDICAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)
                                 (in thousands)

                                                                  SIX MONTHS ENDED JUNE 30,
                                                                  -------------------------
                                                                    2004            2003
                                                                    ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                         ($   6,673)     ($   4,643)
Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation                                                        532             379
    Loss on disposal of equipment                                         2               2
    Compensation expense on stock options                                34               3
    Imputed interest long-term debt                                       -             320
    Changes in operating assets and liabilities:
        Accounts receivable                                          (1,621)           (359)
        Inventories                                                   7,183           5,177
        Prepaid expenses                                                (67)           (221)
        Other assets                                                      4               3
        Accounts payable and accrued expenses                         1,495            (733)
                                                                 ----------      ----------
Net cash provided by (used in) operating activities                     889             (72)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term investments                                     (996)         (2,490)
Sale of short-term investments                                        2,749           3,994
Payment for technology license                                         (188)              -
Purchases of furniture, machinery and equipment                        (449)           (385)
                                                                 ----------      ----------
Net cash provided by investing activities                             1,116           1,119

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sales of common stock                              12,757               8
                                                                 ----------      ----------
Net cash provided by financing activities                            12,757               8
                                                                 ----------      ----------
Effect of exchange rate changes on cash                                   8               9
                                                                 ----------      ----------
Increase in cash and cash equivalents                                14,770           1,064

Cash and cash equivalents at beginning of period                      6,472           7,472
                                                                 ----------      ----------
Cash and cash equivalents at end of period                        $  21,242       $   8,536
                                                                 ==========      ==========

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

                                                                     Three months ended             Six months ended
                                                                          June 30,                      June 30,
                                                                  -----------------------       -----------------------
(in thousands, except per share data)                               2004           2003           2004           2003
-------------------------------------                               ----           ----           ----           ----

Net loss, as reported                                            ($  3,368)     ($  3,103)     ($  6,673)     ($  4,643)

Subtract:  Total stock-based employee compensation
         expense determined under fair value based
         method for all awards                                        (579)          (334)        (1,252)          (436)
                                                                 ---------      ---------      ---------      ---------
Pro forma net loss                                               ($  3,947)     ($  3,437)     ($  7,925)     ($  5,079)
                                                                 =========      =========      =========      =========
Net loss per share:
         As reported
              Basic and diluted                                  ($   0.12)     ($   0.14)     ($   0.25)     ($   0.21)
         Pro forma
              Basic and diluted                                  ($   0.15)     ($   0.15)     ($   0.29)     ($   0.23)

NOTE 3. INVENTORIES

Inventories consist of the following:

                                                              June 30,      December 31,
      (in thousands)                                            2004            2003
      --------------                                          --------      ------------
Raw materials                                                $    7,707      $   12,033
Work in process                                                  10,358           9,615
Finished goods                                                   12,329          15,929
Obsolescence reserve                                               (200)           (200)
                                                             ----------      ----------
Total, net                                                   $   30,194      $   37,377
                                                             ==========      ==========

Balance sheet classification

Current assets                                               $   20,194      $   20,377
Non-current assets                                               10,000          17,000
                                                             ----------      ----------
Total, net                                                   $   30,194      $   37,377
                                                             ==========      ==========

The Company maintains significant levels of inventory that exceed current demand. Management believes that these excess quantities will be utilized over several years. Therefore, the Company has classified $10.0 million and $17.0 million of inventories as noncurrent assets at June 30, 2004 and December 31, 2003, respectively.

NOTE 4. COMPREHENSIVE INCOME

Comprehensive income for the Company includes net income from foreign currency translation which is charged or credited to the cumulative translation account within shareholders' equity. Gains and losses from foreign currency translation are not material.

NOTE 5. NEW PRONOUNCEMENTS

In December 2003, the FASB issued FASB Interpretation No. 46R (FIN 46R), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. The Company believes it has no variable interest entities and, therefore, FIN 46R did not have an impact on the Company's consolidated financial statements.

NOTE 6. ACQUISITION OF LICENSING AGREEMENT

On April 26, 2004 the Company signed an exclusive development and licensing agreement with ErySave AB and made an initial milestone payment of approximately $0.2 million. The agreement grants the Company worldwide rights for ErySave's filtration technology for cardiac surgery procedures. Payments under the agreement, based upon the achievement of certain development milestones, could total approximately $1.3 million.

NOTE 7. SHAREHOLDER'S EQUITY

On June 28, 2004, in a private placement, the Company issued 3.7 million shares of common stock and received $12.4 million, net of accrued offering costs.

NOTE 8. SUBSEQUENT EVENT

On July 28, 2004, the Company entered into an agreement with Silicon Valley Bank to establish a secured revolving credit facility for $8.5 million. Under terms of the agreement, the Company will receive a $2.5 million three-year term loan as well as a two year $6 million line of credit. The credit facility contains two financial covenants: a leverage ratio, and a required minimum tangible net worth.

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

With inventory purchases exceeding sales through the years, we have built inventory levels that today provide a source of cash. We are drawing down these paid-for inventories and using the cash it generates to fund operations. Our manufacturing facility for pyrolytic carbon components has been producing limited quantities. We will increase production in this facility during the last half of 2004. Once we have exhausted our high priced components, we expect to have lower manufacturing costs per valve which will allow us to realize higher gross profit in more international markets.

In June 2002, we reorganized the company laying off more than half of the work force including all executive management. With the hiring of a new president late in 2002, we started the process of rebuilding our sales and marketing teams, especially in the United States. This rebuilding is the most significant factor contributing to our increase in expense levels during 2003 and into 2004. Because sales prices in the United States exceed selling prices elsewhere, we feel that our future success will depend on achieving increased market share in the U.S. Our U.S. sales as a percentage of our overall sales have grown from 4% in 2000 to 34% during the first half of 2004.

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

RESULTS OF OPERATIONS

The following table compares the dollar and percentage change in the Statements of Operations for the three and six month periods ended June 30, 2004 and 2003.

                                             THREE MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                                 ----------------------------------------------  -------------------------------------------
                                                                  Increase                                     Increase
                                                                 (Decrease)                                    (Decrease)
                                    2004         2003         $             %       2004         2003        $           %
                                  ---------    --------    --------      -----    ---------    --------    --------    -----
Net sales                         $   7,548    $  4,246    $  3,302       77.8%   $  14,242    $  8,211    $  6,031     73.5%
Cost of goods sold                    5,428       3,248       2,180       67.1%      10,194       5,997       4,197     70.0%
                                 ----------   ---------   ---------      -----   ----------   ---------   ---------    -----
Gross profit                          2,120         998       1,122      112.4%       4,048       2,214       1,834     82.8%
Gross profit %                         28.1%       23.5%                               28.4%       27.0%
Operating expenses:
    Sales and marketing               3,950       2,388       1,562       65.4%       7,616       3,542       4,074    115.0%
    Research and development            186         442        (256)     -57.9%         373         828        (455)   -55.0%
    General and administrative        1,367       1,043         324       31.1%       2,748       2,030         718     35.4%
                                 ----------   ---------   ---------      -----   ----------   ---------   ---------    -----
Total operating expenses              5,503       3,873       1,630       42.1%      10,737       6,400       4,337     67.8%
                                 ----------   ---------   ---------      -----   ----------   ---------   ---------    -----
Operating loss                       (3,383)     (2,875)       (508)     -17.7%      (6,689)     (4,186)     (2,503)   -59.8%

Net interest income (expense)            15        (228)        243      106.6%          16        (457)        473    103.5%
                                 ----------   ---------   ---------      -----   ----------   ---------   ---------    -----

Net  loss                        ($   3,368)  ($  3,103)  ($    265)      -8.5%  ($   6,673)  ($  4,643)  ($  2,030)   -43.7%
                                 ==========   =========   =========      =====   ==========   =========   =========    =====

The following table presents the statement of operations as a percentage of net sales for the three and six month periods ended June 30, 2004 and 2003:

                                              THREE MONTHS ENDED   SIX MONTHS ENDED
                                                    JUNE 30,           JUNE 30,
                                                    --------           --------
                                               2004        2003     2004     2003
                                               ----        ----     ----     ----
Net sales                                     100.0%      100.0%   100.0%    100.0%
Cost of goods sold                             71.9%       76.5%    71.6%     73.0%
                                              -----       -----    -----     -----
Gross profit                                   28.1%       23.5%    28.4%     27.0%
Operating expenses:
    Sales and marketing                        52.3%       56.2%    53.5%     43.1%
    Research and development                    2.5%       10.4%     2.6%     10.1%
    General and administrative                 18.1%       24.6%    19.3%     24.7%
                                              -----       -----    -----     -----
Total operating expenses                       72.9%       91.2%    75.4%     77.9%
                                              -----       -----    -----     -----
Operating loss                                -44.8%      -67.7%   -47.0%    -51.0%

Net interest income (expense)                   0.2%       -5.4%     0.1%     -5.5%
                                              -----       -----    -----     -----
Net  loss                                     -44.6%      -73.1%   -46.9%    -56.5%
                                              =====       =====    =====     =====

NET SALES. The following table compares net sales between the three and six month periods ended June 30, 2004 and 2003:

                                       Three months ended June 30,                 Six months ended June 30,
                            -------------------------------------------   ------------------------------------------
                                                    Increase                                       Increase
   (in thousands)             2004       2003      (Decrease)      %        2004         2003     (Decrease)     %
   --------------           ---------   ---------   ---------    -----    ---------   ---------   ---------    -----
United States               $   2,462   $   1,053   $   1,409    133.8%   $   4,852   $   1,906   $   2,946    154.6%

Outside United States           5,086       3,193       1,893     59.3%       9,390       6,305       3,085     48.9%
                            ---------   ---------   ---------    -----    ---------   ---------   ---------    -----
Total                       $   7,548   $   4,246   $   3,302     77.8%   $  14,242   $   8,211   $   6,031     73.5%
                            =========   =========   =========     ====    =========   =========   =========     ====

                                                2004 Change in                        2004 Change in
                                     --------------------------------       --------------------------------
                                     Average                                Average
                                      Sales       Unit                       Sales       Unit
                                      Price       Sales        Total         Price       Sales        Total
                                     -------      -----        -----        -------      -----        -----
United States                          0.9%       133.2%       133.8%         3.3%       146.4%       154.6%

Outside United States                  5.6%        50.7%        59.3%        -7.1%        60.4%        48.9%
                                      ----        -----        -----         ----        -----        -----
Total                                 12.2%        58.4%        77.8%         2.8%        72.3%        73.5%
                                      ====        =====        =====         ====        =====        =====

                                      Three months ended        Six months ended
                                           June 30,                  June 30,
                                      ------------------       -------------------
                                       2004        2003         2004         2003
                                       ----        ----         ----         ----
Share of total sales:

United States                          32.6%       24.8%        34.1%        23.2%

Outside United States                  67.4%       75.2%        65.9%        76.8%
                                      -----       -----        -----        -----
Total                                 100.0%      100.0%       100.0%       100.0%
                                      =====       =====        =====        =====

In June 2002, the majority of our U.S. sales persons were terminated. In the fourth quarter of 2002, we hired a new CEO and began building our "new sales organization" in the U.S. consisting of four area directors managing 30 sales territories. Our representation within these territories now consists of both direct sales representatives and independent agents. This new sales organization and overall greater sales efforts contributed to our increase in sales in 2004 as compared to 2003 and to our sales within the U.S. accounting for a larger percentage of overall sales.

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

The ATS valve is made of materials that do not deteriorate. Other than the need to resterilize them periodically, there is no risk of perishability. Pyrolytic carbon, which is the substrate used in manufacturing our valves, has been the only material used to manufacture mechanical heart valves for humans for many years and remains the most advanced raw material for our products. The other sources of prosthetic heart valves for humans are cadaver and porcine tissues. However, inventory obsolescence issues are remote because of certain advantages offered by mechanical heart valves including superior durability. Similarly, we believe that, given the lead time that would be required, there is no material risk that there would be the introduction and FDA approval of another substrate that would replace pyrolytic carbon prior to the end of the period over which we expect to sell our inventory of valves.

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

The supply agreement with Carbomedics is still in effect but has been re-negotiated several times. Our current obligations under the supply agreement call for future purchase obligations starting in 2007 and continuing through 2011.

We maintain significant levels of carbon components in inventory that exceed current demand due to past purchase requirements under the supply agreement. In addition, the cost of these components has been high and at times exceeded selling prices necessitating lower of cost or market write-downs of inventories. We have set up our own manufacturing facility and we will increase the production of our own carbon components during 2004. In future years, as higher priced inventory purchased from Carbomedics is replaced by lower cost inventory that we manufacture, cost of goods sold will decrease as a percentage of net sales.

SALES AND MARKETING. Cost increases in 2004 over 2003 were for the building of our "new sales and marketing organizations". We have substantially completed the hiring and training of our new sales and marketing organizations.

RESEARCH AND DEVELOPMENT. Research and development expenses include the costs to develop and improve current and future products and the costs for regulatory and clinical activities for these products. In addition, during 2003, the costs to set up and maintain our carbon components manufacturing facility while it was in pre-production mode and the operational qualification and validation of the carbon production equipment and making pilot coating runs were charged to research and development costs and totaled approximately $0.3 million and $0.5 million during the three and six months ended June 2003.

GENERAL AND ADMINISTRATIVE. Cost increases in the three month period ended June 2004 over 2003 were for employee salary and benefits of $0.1 million, corporate insurance costs of $0.1 million, and outside consulting services relating to our costs of documenting and testing internal controls of $0.1 million. For the six month period ended June 2004 over 2003, cost increases for employee salary and benefits were $0.3 million, corporate insurances of $0.2 million, and costs of documenting and testing internal controls of $0.1 million.

NET INTEREST INCOME (EXPENSE). Prior to June 30, 2004 our interest expense was primarily attributable to imputed interest on our long-term debt previously owed to Centerpulse. Our interest income is primarily attributable to the investment of our cash balances. On July 28, 2004, we entered into an agreement for a credit facility consisting of a $2.5 million term loan and a $6.0 million line of credit. On July 30, 2004 we fully drew down the term loan. Minimum interest expense, including amortization of deferred financing costs will be approximately $50,000 per quarter and could be higher if we borrow funds under the line of credit.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments were $21.5 million as of June 30, 2004 compared to $8.5 million as of December 31, 2003.

OPERATING ACTIVITIES. During the first six months of 2004, we received cash payments from customers of $12.6 million. We made cash payments to employees and suppliers of $11.6 million. Our operating loss during 2004 of $6.7 million was substantially funded through the depletion of inventories. During 2003 and into 2004, we incurred significant expenses commercializing the ATS heart valve in the United States. As we build sales in future periods and our cost of inventories decrease, our operating losses will decrease and we will move steadily towards a cash flow breakeven on sales and eventually to profitability.

INVESTING ACTIVITIES. During the first six months of 2004 we purchased property and equipment totaling $0.4 million. For the remainder of 2004, we expect to purchase approximately $3.0 million of additional equipment, mainly in support of increasing production in our pyrolytic carbon facility.

On April 26, 2004 the Company signed an exclusive development and licensing agreement with ErySave AB and made an initial milestone payment of approximately $0.2 million. The agreement grants the Company worldwide rights for ErySave's filtration technology for cardiac surgery procedures. Payments under the agreement, based upon the achievement of certain development milestones, could total approximately $1.3 million.

FINANCING ACTIVITIES. On June 28, 2004, we raised approximately $12.4 million in a private placement of common stock. During the first six months of 2004, we raised approximately $0.4 million through the issuance of common stock through stock options and our employee stock purchase plan.

On July 28, 2004, we entered into a secured credit facility consisting of a $2.5 million term loan and a $6.0 million line of credit. The credit facility contains two financial covenants: a leverage ratio, and a required minimum tangible net worth. We are currently in compliance with both covenants.

CASH MANAGEMENT

During 2004 and into 2005, we will increase production of pyrolytic carbon components in our own manufacturing facility. This will require the use of cash as we purchase raw materials and hire employees to make the inventory. Current inventory levels are adequate into 2005. We estimate that operating costs will remain high in comparison to sales during 2004 and 2005 and will require the use of cash to fund operations. We will draw down cash balances to build inventories and fund operations during 2004 and 2005.

Based upon the current forecast of sales and operating expenses, we anticipate having cash to fund our operations through 2005. However, as identified under the heading of "Cautionary Statements" below, any adverse change that affects our revenue, access to the capital markets or future demand for our products will affect our long term viability. Maintaining adequate levels of working capital depends in part upon the success of our products in the marketplace, the relative profitability of those products and our ability to control operating and capital expenses. Funding of our operations in future periods may require additional investments in ATS in the form of equity, debt or a combination of both. There can be no assurance that we will achieve desired levels of sales or profitability, or that future capital infusions will be available.

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

WE ARE DEPENDENT UPON SALES OUTSIDE THE UNITED STATES, WHICH ARE SUBJECT TO A NUMBER OF RISKS INCLUDING A DROP IN SALES DUE TO CURRENCY FLUCTUATIONS.

      For the first six months of 2004, 66% of our net sales are derived from international operations. We expect that international sales will account for a substantial majority of our revenue until the ATS heart valve receives wider market acceptance from U.S. customers. Accordingly, any material decrease in foreign sales may materially and adversely affect our results of operations.

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

      Slow payment of receivables by our international distributors, or the occurrence of any of the other factors listed above, could harm our ability to successfully commercialize our product internationally and could harm our business.

WE HAVE A HISTORY OF NET LOSSES. IF WE DO NOT HAVE NET INCOME IN THE FUTURE, WE MAY BE UNABLE TO CONTINUE OUR OPERATIONS.

      We are not currently profitable and have a very limited history of profitability. As of June 30, 2004, we had an accumulated deficit of $57.5 million. We expect to incur significant expenses over the next several years as we continue to devote substantial resources to the commercialization of the ATS heart valve in the United States. We will not generate net income unless we are able to significantly increase revenue from U.S. sales. If we continue to sustain losses, we may not be able to continue our business as planned.

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

OUR FUTURE RESULTS WILL BE HARMED IF THE USE OF MECHANICAL HEART VALVES
DECLINES.

      Our business could suffer if the use of mechanical heart valves declines. Historically, mechanical heart valves have accounted for over two-thirds of all heart valve replacements. Recently, there has been an increase in the use of tissue valves. We estimate that mechanical heart valves are currently being used in 40% to 65% of all heart valve replacements, depending on the geographic market, down from 65 to 75% about ten years ago. We believe the tissue manufacturers' claims of improvements in tissue valve longevity and an increase in the average age of valve patients have contributed to the recent increase in the use of tissue valves.

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

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

         On June 28, 2004, the Company sold an aggregate of 3,687,183 shares of common stock at $3.55 per share for aggregate gross proceeds of $13.1 million. The purchases were made by 19 institutional investors or private investment funds. The issuance and sale of the shares were effected without registration under the Securities Act in reliance on
         Section 4(2) as a transaction by an issuer not involving a public offering and under the safe harbor provisions of Regulation D under the Securities Act. The purchasers were given access to information about the Company, represented that they were accredited investors able to bear the economic risk of loss of the investment and represented that the shares were being acquired for investment purposes only and not with a view to or for sale in connection with any distribution. Adam, Harkness & Hill, Inc.. acted as placement agent for the sale of the shares.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of shareholders of the Company was held on May 6, 2004 at which time (i) four nominees were elected to the Board of Directors for one-year terms, and (ii) Ernst & Young LLP was approved as the independent auditors of the Company. Proxies for the Company were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to management's solicitations. All nominees for directors as listed in the proxy statement were elected. The voting results were as follows:

                                          For        Withhold     Against    Abstain
                                          ---        --------     -------    -------
Election of Directors
      Michael D. Dale                 22,183,108       47,183           0          0
      David L. Boehnen                22,130,770       99,521           0          0
      Eric W. Sivertson               22,116,170      114,121           0          0
      Robert E. Munzenrider           22,142,608       87,683           0          0

Approval of Independent
      Auditors                        22,113,548            0      96,680     19,763

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

                  10.1 Development and License Agreement dated as of April 26, 2004 between the Company and ErySave AB

                  31.1 Certification of Chief Executive Officer pursuant to Rules 13a-15(e)/15d-15(e) (Section 302 Certification)

                  31.2 Certification of Chief Financial Officer pursuant to Rules 13a-15(e)/15d-15(e) (Section 302 Certification)

                  32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification)

                  32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification)

         (b)      Reports on Form 8-K

                  The Company "furnished" (in accordance with Item 12 of Form 8-K) to the SEC one Form 8-K as follows:

                           On April 30, 2004, the Company reported its results of operations and financial condition for the fiscal quarter ended March 31, 2004.

                  The Company filed (in accordance with Item 5 of Form 8-K) with the SEC one Form 8-K as follows:

                           On June 28, 2004, our entering into stock purchase agreements to sell 3,687,183 shares of our common stock to institutional investors through our agent, Adams, Harkness & Hill, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2004            ATS MEDICAL, INC.

                                   By: /s/ Michael D. Dale
                                       -------------------
                                       Michael D. Dale, Chief Executive Officer
                                       (Principal Executive  Officer and
                                       Authorized Signatory)

                                   By: /s/ John R. Judd
                                       ----------------
                                       John R. Judd, Chief Financial Officer
                                       (Principal Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NUMBER                            DESCRIPTION
10.1            Development and License Agreement dated as of April 26, 2004 between the Company and ErySave AB

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