Form 10-Q
period 2004-09-30
ATS MEDICAL INC
filed 2004-11-05
CIK 824068

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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


                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

                                  Yes  X   No
                                      ---      ---

         The number of shares outstanding of each of the registrant's classes of common stock as of October 31, 2004, was:

                 Common Stock, $.01 par value 30,765,316 shares


================================================================================

                                      INDEX

                                                                                                Page(s)
                                                                                                -------
     PART I.            FINANCIAL INFORMATION

     ITEM 1.            Financial Statements (Unaudited)

                            Consolidated Balance Sheets as of
                            September 30, 2004, and December 31, 2003                              3

                            Consolidated Statements of Operations for the three
                            and nine months ended September 30, 2004 and 2003                      4

                            Consolidated Statements of Cash Flows for the nine
                            months ended September 30, 2004 and 2003                               5

                            Notes to Consolidated Financial Statements                           6 - 8

     ITEM 2.            Management's Discussion and Analysis of
                        Financial Condition and Results of Operations                            9 - 20

     ITEM 3.            Quantitative and Qualitative Disclosures About Market Risk                 21

     ITEM 4.            Controls and Procedures                                                    21

     PART II.           OTHER INFORMATION

     ITEM 6.            Exhibits                                                                   22

     SIGNATURES                                                                                    23

     EXHIBIT INDEX                                                                                 24

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                                ATS MEDICAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except per share and share data)

                                                                SEPTEMBER 30,           DECEMBER 31,
                                                                     2004                   2003
                                                              -------------------    -------------------
                                                                 (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                             $20,670                 $6,472
   Short-term investments                                                     22                  2,003
   Accounts receivable, net                                                6,772                  4,939
   Inventories                                                            20,398                 20,377
   Other current assets                                                      497                    508
                                                              -------------------    -------------------
Total current assets                                                      48,359                 34,299

Furniture, machinery and equipment, net                                    6,933                  5,895
Inventories                                                                8,000                 17,000
Intangible assets                                                         18,727                 18,500
Other assets                                                                 437                    440
                                                              -------------------    -------------------
Total assets                                                             $82,456                $76,134
                                                              ===================    ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                       $2,851                   $989
   Due to related party                                                      217                    217
   Accrued payroll and expenses                                            1,669                  1,343
   Accrued distributor liabilities                                           430                    475
   Current maturities of long-term debt                                      556                      -
                                                              -------------------    -------------------
Total current liabilities                                                  5,723                  3,024

Due to related party                                                         145                    307
Long-term debt                                                             1,944                      -
Shareholders' equity:
   Common stock, $.01 par value:
     authorized 40,000,000 shares; issued and
     outstanding 30,764,816 and 26,778,557 shares at
      September 30, 2004 and December 31, 2003                               307                    268
   Additional paid-in capital                                            136,337                123,412
   Deferred compensation                                                    (27)                   (70)
   Accumulated other comprehensive income                                     84                     51
   Accumulated deficit                                                  (62,057)               (50,858)
                                                              -------------------    -------------------
Total shareholders' equity                                                74,644                 72,803
                                                              -------------------    -------------------
Total liabilities and shareholders' equity                               $82,456                $76,134
                                                              ===================    ===================

The accompanying notes are an integral part of the consolidated financial statements.

                                ATS MEDICAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)


                                                THREE MONTHS ENDED SEPTEMBER 30,            NINE MONTHS ENDED SEPTEMBER 30,
                                                --------------------------------            -------------------------------
                                                   2004                   2003                 2004                  2003
                                             -----------------       ----------------    -----------------     -----------------
Net sales                                              $6,547                 $4,639              $20,789               $12,850
Cost of goods sold                                      5,178                  3,255               15,372                 9,252
                                             -----------------       ----------------    -----------------     -----------------
Gross profit                                            1,369                  1,384                5,417                 3,598

Operating expenses:
   Sales and marketing                                  4,211                  2,809               11,827                 6,350
   Research and development                               278                    384                  651                 1,213
   General and administrative                           1,423                  1,091                4,171                 3,121
   Gain on extinguishment of debt                           -                 (2,575)                   -                (2,575)
                                             -----------------       ----------------    -----------------     -----------------
Total operating expenses                                5,912                  1,709               16,649                 8,109
                                             -----------------       ----------------    -----------------     -----------------
Operating loss                                         (4,543)                  (325)             (11,232)               (4,511)

Net interest income (expense)                              17                     18                   33                  (438)
                                             -----------------       ----------------    -----------------     -----------------

Net loss                                              ($4,526)                 ($307)            ($11,199)              ($4,949)
                                             =================       ================    =================     =================
Net loss per share:
   Basic and diluted                                   ($0.15)                ($0.01)              ($0.40)               ($0.21)

Weighted average number of shares
  used in calculation:
 Basic and diluted                                     30,730                 24,743               28,215                23,138

The accompanying notes are an integral part of the consolidated financial statements.

                                ATS MEDICAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)
                                 (in thousands)

                                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                                          -------------------------------
                                                                                            2004                   2003
                                                                                       ---------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                                     ($11,199)             ($4,949)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation                                                                                   802                  583
   Loss on disposal of equipment                                                                   14                    2
   Compensation expense on stock options                                                           33                    5
   Non-cash interest expense                                                                        5                  320
   Extinguishment of debt                                                                           -               (2,575)
   Changes in operating assets and liabilities:
     Accounts receivable                                                                       (1,833)                (666)
     Inventories                                                                                8,979                7,947
     Prepaid expenses                                                                              14                 (346)
     Other assets                                                                                   -                    2
     Accounts payable and accrued expenses                                                      1,981                 (360)
                                                                                       ----------------      --------------
Net cash used by operating activities                                                          (1,204)                 (37)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term investments                                                             (1,018)              (4,231)
Sale of short-term investments                                                                  2,999                3,488
Purchases of intangible assets                                                                   (232)             (12,000)
Purchases of furniture, machinery and equipment                                                (1,854)                (595)
                                                                                       ----------------      --------------
Net cash used by investing activities                                                            (105)             (13,338)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan advances                                                                                   2,500                    -
Net proceeds from sales of common stock                                                        12,975               11,555
                                                                                       ----------------      --------------
Net cash provided by financing activities                                                      15,475               11,555
                                                                                       ----------------      --------------
Effect of exchange rate changes on cash                                                            32                    -
                                                                                       ----------------      --------------
Increase in cash and cash equivalents                                                          14,198               (1,820)
Cash and cash equivalents at beginning of period                                                6,472                7,472
                                                                                       ----------------      --------------
Cash and cash equivalents at end of period                                                    $20,670               $5,652
                                                                                       ================      ==============


The accompanying notes are an integral part of the consolidated financial statements.

                                ATS MEDICAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The consolidated financial statements included in this Form 10-Q have been prepared by ATS Medical, Inc. (hereinafter the "Company," "ATS," "we," "us," or "our") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The consolidated financial statements include the accounts of the Company and its subsidiaries, and all significant inter-company accounts and transactions are eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations. The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. These unaudited consolidated interim financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in its Annual Report on Form 10-K for 2003.

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

                                                         Three months ended      Nine months ended
                                                             September 30,          September 30,
                                                             -------------          -------------
        (in thousands, except per share data)               2004       2003        2004        2003
        ------------------------------------------------ ----------- ---------- ----------- -----------
        Net loss, as reported                              ($4,526)     ($307)   ($11,199)    ($4,949)

        Less:  Total stock-based employee compensation
              expense determined under fair value based
              method for all awards                           (537)      (424)     (1,789)       (835)
                                                         ----------- ---------- ----------- -----------
        Pro forma net loss                                 ($5,063)     ($731)   ($12,988)    ($5,784)
                                                         =========== ========== =========== ===========

        Net loss per share:
              As reported
                 Basic and diluted                          ($0.15)    ($0.01)     ($0.40)     ($0.21)
              Pro forma
                 Basic and diluted                          ($0.16)    ($0.03)     ($0.46)     ($0.25)

NOTE 3.  INVENTORIES

Inventories consist of the following:


                                                             September 30,       December 31,
                         (in thousands)                          2004              2003
                         ---------------------------------- --------------      -------------
                         Raw materials                            $ 7,703           $12,033
                         Work in process                            8,477             9,615
                         Finished goods                            12,418            15,929
                         Obsolescence reserve                        (200)             (200)
                                                            --------------    --------------
                         Total, net                               $28,398           $37,377
                                                            ==============    ==============

                         Balance sheet classification
                         Current assets                           $20,398           $20,377
                         Non-current assets                         8,000            17,000
                                                            --------------    --------------
                         Total, net                               $28,398           $37,377
                                                            ==============    ==============

The Company maintains significant levels of inventory that exceed current demand. Management believes that these excess quantities will be utilized over several years. Therefore, the Company has classified $8.0 million and $17.0 million of inventories as non-current assets at September 30, 2004 and December 31, 2003, respectively.

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

NOTE 6.  ACQUISITION OF LICENSING AGREEMENT

On April 26, 2004, the Company signed an exclusive development and licensing agreement with ErySave AB and made an initial milestone payment of approximately $0.2 million. The agreement grants the Company worldwide rights for ErySave's filtration technology for cardiac surgery procedures. Payments under the agreement, based upon the achievement of certain development milestones, could total approximately $1.3 million.

NOTE 7.  SHAREHOLDER'S EQUITY

On June 28, 2004, in a private placement, the Company issued 3.7 million shares of common stock and received $12.4 million, net of offering costs.

NOTE 8.  LONG-TERM DEBT

On July 28, 2004, the Company entered into an agreement with Silicon Valley Bank to establish a secured revolving credit facility for $8.5 million. Under terms of the agreement, the Company received a $2.5 million three-year term loan as well as a two-year $6.0 million line of credit. The credit facility contains two financial covenants: a leverage ratio, and a required minimum tangible net worth. The term loan carries an interest rate of prime plus 1.0% with a minimum of 5.25%. The line of credit carries an interest rate of prime plus 1.5% with a minimum rate of 5.75%.

As of September 30, 2004, the Company had drawn all $2.5 million of the three-year term loan. The term loan carries 36 equal installment payments beginning January 30, 2005. Accordingly, $556,000 of the loan amount is included as current maturities of long-term debt at September 30, 2004. The Company had no outstanding balances on the line of credit at September 30, 2004.

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

Carbomedics Inc., f/k/a Sulzer Carbomedics, Inc. (Carbomedics), developed the basic design from which the ATS heart valve evolved. Carbomedics is a large and experienced manufacturer of pyrolytic carbon components used in mechanical heart valves. Carbomedics has also designed and patented numerous mechanical valves. Carbomedics offered to license a patented and partially developed valve to us if we would complete the development of the valve and agree to purchase carbon components from Carbomedics. We hold an exclusive, royalty-free, worldwide license to an open pivot, bileaflet mechanical heart valve design owned by Carbomedics from which the ATS heart valve has evolved. In addition, we have an exclusive, worldwide right and license to use Carbomedics' pyrolytic carbon technology to manufacture components for the ATS heart valve.

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

From 1990 through 2002, we paid Carbomedics approximately $125 million for the development of our valve, the technology to manufacture our pyrolytic carbon components, and for pyrolytic valve components manufactured by Carbomedics. On December 31, 2002, we had remaining payments due under our technology agreement with Carbomedics that totaled $28 million. This led us in 2003 to negotiate an accelerated but reduced payment for all outstanding debts to Carbomedics related to the technology agreement. In August 2003, we paid $12 million to satisfy all future obligations under this agreement.

With inventory purchases exceeding sales through the years, we have built inventory levels that today provide a source of cash. We are drawing down these paid-for inventories and using the cash it generates to fund operations. Prior to June 30, 2004, our manufacturing facility for pyrolytic carbon components had been producing limited quantities. We have now increased production in this facility and expect to be fully ramped-up for production by the end of 2004. Once we have exhausted our high priced components, we expect to have lower manufacturing costs per valve which will allow us to realize higher gross profit in all markets.

In June 2002, we reorganized the Company by laying off more than half of the work force including all executive management. With the hiring of a new president late in 2002, we started the process of rebuilding our sales and marketing teams, especially in the United States. This rebuilding is the most significant factor contributing to our increase in expense levels during 2003 and into 2004. Because sales prices in the United States exceed selling prices elsewhere, we feel that our future success will depend on achieving increased market share in the United States. Our U.S. sales as a percentage of our overall sales have grown from 4% in 2000 to 33% during the first three quarters of 2004.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Management's discussion and analysis of financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect (1) the reported amounts of assets, liabilities, revenues, and expenses; and (2) the related disclosure of contingent assets and liabilities. At each balance sheet date, we evaluate our estimates and judgments. The critical accounting policies that are most important to fully understanding and evaluating the financial condition and results of operations are discussed in our most recent Annual Report on Form 10-K on file with the SEC.

Results of Operations

The following table compares the dollar and percentage change in the Statements of Operations for the three and nine month periods ended September 30, 2004 and 2003.

                                    Three months ended September 30,         Nine months ended September 30,
                                 --------------------------------------- ----------------------------------------
                                                   Increase                                  Increase
                                  2004     2003    (Decrease)       %       2004     2003    (Decrease)     %
                                  ------   ------  ----------  --------- --------- -------- ----------- ---------
Net sales                         $6,547   $4,639     $1,908      41.1%   $20,789  $12,850      $7,939     61.8%
Cost of goods sold                 5,178    3,255      1,923      59.1%    15,372    9,252       6,120     66.1%
                                 -------  -------     ------      -----   -------  -------  ----------- ---------
Gross profit                       1,369    1,384        (15)     -1.1%     5,417    3,598       1,819     50.6%
Gross profit %                      20.9%    29.8%                           26.1%    28.0%
Operating expenses:
  Sales and marketing              4,211    2,809      1,402      49.9%    11,827    6,350       5,477     86.3%
  Research and development           278      384       (106)    -27.6%       651    1,213        (562)   -46.3%
  General and administrative       1,423    1,091        332      30.4%     4,171    3,121       1,050     33.6%
  Gain on extinguishment of
    debt                               -   (2,575)                              -   (2,575)
                                 -------  -------     ------      -----   -------  -------  ----------- ---------
Total operating expenses           5,912    1,709      4,203     245.9%    16,649    8,109       8,540    105.3%
                                 -------  -------     ------      -----   -------  -------  ----------- ---------
Operating loss                    (4,543)    (325)    (4,218)  -1297.8%   (11,232)  (4,511)     (6,722)  -149.0%

Net interest income (expense)         17       18         (1)     -5.6%        33     (438)        471    107.5%
                                 -------  -------     ------      -----   -------  -------  ----------- ---------

Net  loss                        ($4,526)   ($307)   ($4,219)  -1374.3%  ($11,199) ($4,949)    ($6,250)  -126.3%
                                 ======== ======== ========== ========== ========= ======== =========== =========

The following table presents the statement of operations as a percentage of net sales for the three and nine month periods ended September 30, 2004 and 2003:


                                                       Three months ended  Nine months ended
                                                          September 30,       September 30,
                                                          -------------       -------------
                                                         2004      2003      2004      2003
                                                       --------- --------- --------- ---------
                    Net sales                            100.0%    100.0%    100.0%    100.0%
                    Cost of goods sold                    79.1%     70.2%     73.9%     72.0%
                                                       --------- --------- --------- ---------
                    Gross profit                          20.9%     29.8%     26.1%     28.0%
                    Operating expenses:
                      Sales and marketing                 64.3%     60.6%     56.9%     49.4%
                      Research and development             4.2%      8.3%      3.1%      9.4%
                      General and administrative          21.7%     23.5%     20.1%     24.3%
                      Gain on extinguishment of debt       0.0%    -55.5%      0.0%    -20.0%
                                                       --------- --------- --------- ---------
                    Total operating expenses              90.3%     36.8%     80.1%     63.1%
                                                       --------- --------- --------- ---------
                    Operating loss                       -69.4%     -7.0%    -54.0%    -35.1%

                    Net interest income (expense)          0.3%      0.4%      0.2%     -3.4%
                                                       --------- --------- --------- ---------
                    Net  loss                            -69.1%     -6.6%    -53.9%    -38.5%
                                                       ========= ========= ========= =========


NET SALES. The following table compares net sales between the three and nine month periods ended September 30, 2004 and 2003:

                            Three months ended September 30,              Nine months ended September 30,
                         ----------------------------------------    ------------------------------------------
                                               Increase                                    Increase
(in thousands)             2004       2003    (Decrease)    %          2004       2003    (Decrease)      %
------------------------ ---------- --------- ----------- -------    ---------- --------- ------------ --------
United States               $2,003    $1,452        $551   37.9%        $6,855    $3,358       $3,497   104.1%

Outside United States        4,544     3,187       1,357   42.6%        13,934     9,492        4,442    46.8%
                         ---------- --------- ----------- -------    ---------- --------- ------------ --------

Total                       $6,547    $4,639      $1,908   41.1%       $20,789   $12,850       $7,939    61.8%
                         ========== ========= =========== =======    ========== ========= ============ ========

                                 2004 Change in                               2004 Change in
                         --------------------------------            ---------------------------------
                          Average                                     Average
                           Sales      Unit                             Sales      Unit
                           Price     Sales      Total                  Price     Sales       Total
                         ---------- --------- -----------            ---------- --------- ------------
United States                 1.1%     36.4%       37.9%                  2.1%     99.9%       104.1%

Outside United States         1.9%     40.0%       42.6%                 -4.1%     53.2%        46.8%
                         ---------- --------- -----------            ---------- --------- ------------

Total                         1.2%     39.5%       41.1%                  2.3%     62.2%        61.8%
                         ========== ========= ===========            ========== ========= ============

                         Three months ended                           Nine months ended
                            September 30,                               September 30,
                         --------------------                        --------------------
                           2004       2003                             2004       2003
                         ---------- ---------                        ---------- ---------
Share of total sales:

United States                30.6%     31.3%                             33.0%     26.1%

Outside United States        69.4%     68.7%                             67.0%     73.9%
                         ---------- ---------                        ---------- ---------

Total                       100.0%    100.0%                            100.0%    100.0%
                         ========== =========                        ========== =========

In June 2002, the majority of our U.S. sales persons were terminated. In the fourth quarter of 2002, we hired a new CEO and began building our "new sales organization" in the United States. consisting of four area directors managing 31 sales territories. Our representation within these territories now consists of both direct sales representatives and independent agents. This new sales organization and overall greater sales efforts contributed to our increase in sales in 2004 as compared to 2003 and to our sales within the United States. accounting for a larger percentage of overall sales.

During 2003, we aggressively entered several international markets that represented opportunities for greater sales unit growth but at prices lower than our other markets. Prices in some of these territories are lower than our current manufacturing costs. We feel this strategy is reasonable because it allows us to increase our market share while reducing our high priced but paid-for inventories. Once we have exhausted our high priced components, we expect to have lower manufacturing costs per valve which will allow us to realize gross profit in these international markets.

COST OF GOODS SOLD. Our cost of goods sold as a percentage of net sales has varied due to changes in average selling price. Our gross margin is anticipated to improve as sales within the Unites States increase as a percentage of total sales and as we start selling valves that have been entirely manufactured in our facilities. Our inventories of high priced carbon components currently exceed our expected sales during 2004.

The ATS valve is made of materials that do not deteriorate. Other than the need to resterilize the valves periodically, there is no risk of perishability. Pyrolytic carbon, which is the substrate used in manufacturing our valves, has been the only material used to manufacture mechanical heart valves for humans for many years and remains the most advanced raw material for our products. The other sources of prosthetic heart valves for humans are cadaver and porcine tissues. Inventory obsolescence issues are remote because of certain advantages offered by mechanical heart valves, including superior durability. Similarly, we believe that, given the lead time that would be required, there is no material risk that there would be the introduction and FDA approval of another substrate that would replace pyrolytic carbon prior to the end of the period over which we expect to sell our inventory of valves.

To date, all purchased pyrolytic carbon components for the ATS heart valve have come from Carbomedics, pursuant to a multi-year supply agreement entered into in 1990. The cost of the pyrolytic carbon components represents approximately 80% of the total cost of the ATS heart valve. Under the supply agreement, the cost of the pyrolytic carbon components has varied according to annual volume purchases and has been adjusted annually by reference to increases in the U.S. Department of Labor Employment Cost Index.

The supply agreement with Carbomedics is still in effect but has been re-negotiated several times. Our current obligations under the supply agreement call for future purchase obligations starting in 2007 and continuing through 2011.

We maintain significant levels of carbon components in inventory that exceed current demand due to past purchase requirements under the supply agreement. In addition, the cost of these components has been high and at times exceeded selling prices, necessitating lower of cost or market write-downs of inventories.

Late in the second quarter of 2004, we started the process of increasing production of our own carbon components in our own facility. This ramping-up process is expected to continue through 2004 and be substantially complete by year end. During the quarter ended September 30, 2004, approximately $0.4 million was charged to cost of goods sold as production ramp-up costs. Without these production ramp up costs, gross profit as a percent of net sales for the three and nine months ended September 30, 2004 would have been 6.3% and 2.0% higher than the actual gross profit of 20.9% and 26.1%, respectively.

Specific costs related to the production ramp-up have been expensed directly to cost of sales and total approximately $0.4 million for the three months ended September 2004 and are expected to total approximately $0.5 million during the three months ending December 2004.

SALES AND MARKETING. Cost increases in 2004 over 2003 were for the building of our "new sales and marketing organizations". We have substantially completed the hiring and training of our new sales and marketing organizations.

RESEARCH AND DEVELOPMENT. Research and development expenses include the costs to develop and improve current and future products and the costs for regulatory and clinical activities for these products. In addition, during 2003, the costs to set up and maintain our carbon components manufacturing facility while it was in pre-production mode, the operational qualification and validation of the carbon production equipment, and making pilot coating runs were charged to research and development costs and totaled approximately $0.3 million and $0.8 million, respectively, during the three and nine months ended September 30, 2003.

GENERAL AND ADMINISTRATIVE. Cost increases in the three month period ended September 2004 over the same period in 2003 were for employee salary and benefits of $0.1 million, corporate insurance costs of $0.1 million, and outside consulting services relating to our costs of documenting and testing internal controls of $0.1 million. For the nine month period ended September 30, 2004 over the same period in 2003, cost increases were for employee salary and benefits of $0.3 million, corporate insurance costs of $0.3 million, accruals for management performance bonuses of $0.2 million, and costs of documenting and testing internal controls of $0.2 million.

EXTINGUISHMENT OF DEBT. On July 21, 2003, we entered into an agreement with Centerpulse USA Holdings Co. (Centerpulse) pursuant to which we paid Centerpulse $12 million in exchange for cancellation of all of our payment obligations under our carbon technology agreement as well as a fully paid exclusive license to use the carbon technology to produce components for our valve. Prior to this agreement, we were obligated to pay Centerpulse an aggregate of $28.2 million under carbon the technology agreement over a period of approximately four years. These payments were accrued as milestones were met. Of the total $28.2 million future obligations, there were two uncompleted milestones totaling $12 million that were not accrued. Since the amount accrued exceeded the amount due, we realized a non-cash gain on the extinguishment of debt in the amount of $2.6 million on this transaction during the three month period ended September 30, 2003.

NET INTEREST INCOME (EXPENSE). Prior to June 30, 2004, our interest expense was primarily attributable to imputed interest on our long-term debt previously owed to Centerpulse. Our current interest income is primarily attributable to the investment of our cash balances. On July 28, 2004, we entered into an agreement for a credit facility consisting of a $2.5 million term loan and a $6.0 million line of credit. On July 30, 2004, we fully drew down the term loan. Interest expense will be higher in future periods if we borrow funds under the line of credit.

INCOME TAXES. At the end of 2003, we had accumulated approximately $42 million of net operating loss (NOL) carryforwards for U.S. tax purposes. We believe that our ability to fully utilize the existing NOL carryforwards could be restricted on a portion of the NOL for changes in control that may have occurred or may occur in the future. We have not conducted a formal study of whether a change in control of ATS has occurred in the past that impairs our NOL carryforwards because we are unable to utilize such NOL carryforwards until we achieve profitability and because this study would be very expensive to complete. When we attain profitability, we will conduct a formal study of any restrictions on our carryforwards. We have not recorded any net assets related to our NOL carryforwards and other deferred items as we currently cannot determine that it is reasonably likely that this asset will be realized and we, therefore, have provided a valuation allowance for the entire asset.

NET LOSS. Our increase in net loss during the first nine months of 2004 compared to 2003 resulted from changes in sales offset by changes in operating costs, all of which are described above.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments were $20.7 million as of September 30, 2004, compared to $8.5 million as of December 31, 2003. This increase in cash, cash equivalents, and short-term investments is described below.

OPERATING ACTIVITIES. During the first nine months of 2004, we received cash payments from customers of $19.0 million. We made cash payments to employees and suppliers of $20.2 million. Our operating loss during 2004 of $11.2 million was substantially funded through the depletion of inventories. Starting in early 2003 we incurred significant expenses commercializing the ATS heart valve in the United States. As we build sales in future periods and our cost of inventories decrease, our operating losses will decrease and we expect to move steadily towards a cash flow breakeven on sales and eventually to profitability.

INVESTING ACTIVITIES. During the first nine months of 2004, we purchased property and equipment totaling $1.9 million. For the remainder of 2004, we expect to purchase approximately $1.0 million of additional equipment. Capital purchases during 2004 have been mainly in support of increasing production in our pyrolytic carbon facility.

On April 26, 2004, the Company signed an exclusive development and licensing agreement with ErySave AB (ErySave) and made an initial milestone payment of approximately $0.2 million. The agreement grants the Company worldwide rights to ErySave's filtration technology for cardiac surgery procedures. Payments under the agreement, based upon the achievement of certain development milestones, could total approximately $1.3 million.

FINANCING ACTIVITIES. On June 28, 2004, we raised approximately $12.4 million in a private placement of common stock. During the first nine months of 2004, we raised approximately $0.6 million through the issuance of common stock through stock options and our employee stock purchase plan.

On July 28, 2004, we entered into a secured credit facility consisting of a $2.5 million term loan and a $6.0 million line of credit. On July 30, 2004, we drew $2.5 million on the term loan. The term loan calls for equal installment payments over 36 months starting on January 30, 2005.

Under the secured credit facility, we are subject to, and in compliance with as of September 30, 2004, certain financial covenants, including a liquidity ratio of not less than 2.25 to 1 and a net tangible net worth of at least $52 million.

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

Based upon the current forecast of sales and operating expenses, we anticipate having cash to fund our operations through 2005. However, as identified under the heading of "Cautionary Statements" below, any adverse change that affects our revenue, access to the capital markets or future demand for our products will affect our long-term viability. Maintaining adequate levels of working capital depends in part upon the success of our products in the marketplace, the relative profitability of those products and our ability to control operating and capital expenses. Funding of our operations in future periods may require additional investments in ATS in the form of equity, debt or a combination of both. There can be no assurance that we will achieve desired levels of sales or profitability, or that future capital infusions will be available.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any "off-balance sheet arrangements" (as such term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CAUTIONARY STATEMENTS

This document contains forward-looking statements within the meaning of federal securities laws that may include statements regarding intent, belief or current expectations of our Company and our management. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. We desire to take advantage of these "safe harbor" provisions. Accordingly, we hereby identify the following important factors which could cause our actual results to differ materially from any such results which may be projected, forecasted, estimated or budgeted by us in forward-looking statements made by us from time to time in reports, proxy statements, registration statements and other written communications, or in oral forward-looking statements made from time to time by the Company's officers and agents. We do not intend to update any of these forward-looking statements after the date of this Form 10-Q to conform them to actual results.

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

IN 2002, WE BEGAN USING A COMBINATION OF DIRECT SALES PERSONS AND INDEPENDENT MANUFACTURING REPRESENTATIVES TO SELL OUR VALVES IN THE UNITED STATES. IF OUR NEW U.S. SALES STRATEGY IS NOT SUCCESSFUL, WE WILL NOT BE ABLE TO CONTINUE OUR OPERATIONS AS PLANNED.

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

WE ARE DEPENDENT UPON SALES OUTSIDE THE UNITED STATES, WHICH ARE SUBJECT TO A NUMBER OF RISKS INCLUDING A DROP IN SALES DUE TO CURRENCY FLUCTUATIONS.

         For the first nine months of 2004, 67% of our net sales were derived from international operations. We expect that international sales will account for a substantial majority of our revenue until the ATS heart valve receives wider market acceptance from U.S. customers. Accordingly, any material decrease in foreign sales may materially and adversely affect our results of operations.

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

WE HAVE A HISTORY OF NET LOSSES. IF WE DO NOT HAVE NET INCOME IN THE FUTURE, WE MAY BE UNABLE TO CONTINUE OUR OPERATIONS.

         We are not currently profitable and have a very limited history of profitability. As of September 30, 2004, we had an accumulated deficit of $62 million. We expect to incur significant expenses over the next several years as we continue to devote substantial resources to the commercialization of the ATS heart valve in the United States. We will not generate net income unless we are able to significantly increase revenue from U.S. sales. If we continue to sustain losses, we may not be able to continue our business as planned.

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

         We purchased pyrolytic carbon components under a long-term supply agreement with Carbomedics through June 2002, and we are required to resume purchases of such components in 2007. To date, our purchases of pyrolytic carbon components have exceeded our sales of the ATS heart valves. We currently have in inventory enough pyrolytic carbon components to satisfy our projected requirements through 2004. If we are unable to achieve widespread acceptance for the ATS heart valve or if competitive pressures result in price reductions, the value of the excess inventory would likely decrease, which could seriously harm our results of operations and financial condition. Because the pyrolytic carbon components are made to meet the unique specifications of the ATS heart valve, our inventory may have little, if any, value in the open market.

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

A DELAY OR INTERRUPTION IN THE SUPPLY OF PYROLYTIC CARBON COMPONENTS COULD DELAY PRODUCT DELIVERY OR FORCE US TO CEASE OPERATIONS.

         We cannot be certain that, after our current inventory is exhausted, sufficient quantities of pyrolytic carbon components will be available to assemble the ATS heart valve. Other than our carbon facility, the only other FDA-approved alternate supplier of our pyrolytic carbon components is Carbomedics. Although we have a supply agreement with Carbomedics under which it agrees to supply us with a minimum annual number of pyrolytic carbon components during 2007 through 2011, the amounts available under this agreement are not expected to be sufficient to supply all of our needs for components in those years. If our inventory is exhausted and we are unable to manufacture carbon components or obtain them from other sources, we could be forced to reduce or cease operations.

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

         The manufacture and sale of mechanical heart valves entails significant risk of product liability claims and product recalls. A mechanical heart valve is a life-sustaining device and the failure of any mechanical heart valve usually results in the patient's death or need for reoperation. A product liability claim or product recall, regardless of the ultimate outcome, could require us to spend significant time and money in litigation or to pay significant damages and could seriously harm our business. We currently maintain product liability insurance coverage in an aggregate amount of $25 million. However, we cannot assure you that our current insurance coverage is adequate to cover the costs of any product liability claims made against us. Product liability insurance is expensive and does not cover the costs of a product recall. In the future, product liability insurance may not be available at satisfactory rates or in adequate amounts. A product liability claim or product recall could also materially and adversely affect our ability to attract and retain customers.

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

Transactions with U.S. and non-U.S. customers and distributors, other than in France, are entered into in U.S. dollars, precluding the need for foreign currency hedges on such sales. Sales through our French subsidiary, which was established in 2002 to replace a distributor, are in Euros, so we are subject to profitability risk arising from exchange rate movements. We have not used foreign exchange contracts or similar devices to reduce this risk. We will evaluate the need to use foreign exchange contracts or similar devices if sales in France increase substantially.

We do not believe that inflation has had a material effect on our results of operations in recent years and periods. There can be no assurance, however, that our business will not be adversely affected by inflation in the future.

ITEM 4.  CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings.

(b)    Changes in Internal Control

During the most recent fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION


ITEM 6.     EXHIBITS


                  3.1 Restated Articles of Incorporation, as amended to date (Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993)

                  3.2 Bylaws of the Company, as amended to date (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

                  4.1 Specimen certificate for shares of Common Stock of the Company (Incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

                  10.1 Credit Agreement between Silicon Valley Bank and the Company, dated July 28, 2004

                  10.2 Form of Employee Stock Option Agreement under the Company's 2000 Stock Incentive Plan

                  10.3 Form of Non-Qualified Stock Option Agreement under the Company's 2000 Stock Incentive Plan

                  10.4     Form of Non-Plan Non-Qualified Stock Option Agreement

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

Date:    November 5, 2004                     ATS MEDICAL, INC.



                                              By:  /s/ Michael D. Dale
                                                   -----------------------------
                                                   Michael D. Dale, Chief
                                                      Executive Officer


                                              By:  /s/ John R. Judd
                                                   -----------------------------
                                                   John R. Judd, Chief Financial
                                                      Officer (Principal
                                                      Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NUMBER        DESCRIPTION

10.1                  Credit Agreement between Silicon Valley Bank and the Company, dated July 28, 2004

10.2                  Form of Employee Stock Option Agreement under the Company's 2000 Stock Incentive Plan

10.3                  Form of Non-Qualified Stock Option Agreement under the Company's 2000 Stock Incentive Plan

10.4                  Form of Non-Plan Non-Qualified Stock Option Agreement

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