Form 10-K
period 2004-12-31
ATS MEDICAL INC
filed 2005-03-14
CIK 824068

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-K

            [X] Annual report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
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

                                 Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                 Yes [X] No [ ]

      The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2004, was approximately $115,000,000 (based on the last sale price of such stock as reported by the NASDAQ National Market).

      The number of shares outstanding of each of the registrant's classes of common stock as of February 27, 2005, was 30,893,227 shares of $.01 par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Pursuant to General Instruction G, the responses to Items 10, 11, 12, and 14 of Part III of this report are incorporated herein by reference to certain information contained in the registrant's definitive Proxy Statement for its 2005 Annual Meeting of Shareholders to be held on May 5, 2005.

                                ATS MEDICAL, INC.
                                 2004 FORM 10-K

                                     PART I

ITEM  1. BUSINESS

OVERVIEW

ATS Medical, Inc. (hereinafter the "Company", "ATS", "we", "us", or "our") is a Minnesota corporation founded in June, 1987. We develop, manufacture, and market medical devices. Our primary interest lies with devices used by cardiovascular surgeons in the cardiac surgery operating theater. Currently we participate in the mechanical bileaflet portion of the replacement heart valve market and the market for the surgical treatment of atrial fibrillation. We also engage in a development project for autotransfusion products.

Our mechanical bileaflet heart valve has a unique open pivot design. Our valve is used to treat heart valve failure caused by the natural aging process, rheumatic heart disease, prosthetic valve failure and congenital defects. Mechanical heart valves have been in use since the early 1960s. The worldwide market for mechanical heart valves was estimated to exceed $350 million in 2004.

Sulzer Carbomedics ("Carbomedics") developed the basic design from which the ATS heart valve evolved. Carbomedics is a large and experienced manufacturer of pyrolytic carbon components used in mechanical heart valves. Carbomedics has also designed and patented numerous mechanical valves. Carbomedics offered to license a patented and partially developed valve to us if we would complete the development of the valve and agree to purchase carbon components from Carbomedics. In September 1990, we executed a License Agreement, Development Agreement, Supply Agreement, and Option Agreement with Carbomedics and the process to complete the valve design and go to market with the valve commenced. In December 1999, we executed a Technology Agreement with Carbomedics under which we obtained a license to use Carbomedic's pyrolytic carbon technology. The Development and Option Agreements are no longer effective, and the License, Supply and Technology Agreements have been amended many times. Today we hold an exclusive, royalty-free, worldwide license under the License Agreement to an open pivot, bileaflet mechanical heart valve design from which the ATS heart valve has evolved. In addition, under the Technology Agreement we have an exclusive, worldwide right and license to use Carbomedics' pyrolytic carbon technology to manufacture components for the ATS heart valve, and a non-exclusive worldwide right and license to use the technology to produce pyrolytic carbon components for other devices and manufacturers, including, after 2008, other heart valve manufacturers. We also have future purchase obligations under the Supply Agreement discussed in more detail later in this document.

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

During 2004, we made our first ventures outside the mechanical heart valve market by completing two business development agreements. The first, signed in April, is with ErySave AB, a Swedish research firm, for exclusive worldwide rights to ErySave's PARSUS filtration technology for cardiac surgery procedures. We had no revenues in 2004 nor do we expect any for 2005 from this technology. In November, we completed a global partnership agreement with CryoCath Technologies, Inc. ("CryoCath") to market CryoCath's surgical cryotherapy products for the ablation of cardiac arrhythmias. The agreement with CryoCath will result in revenues for the Company in 2005.

FINANCIAL INFORMATION ABOUT SEGMENTS

Since our inception, we have operated in the single industry segment of developing, manufacturing, and marketing medical devices.

SEASONALITY

Our sales and operating results have varied and are expected to continue to vary significantly from quarter to quarter as a result of seasonal patterns. We expect that our business will be seasonal, with the third quarter of each year typically having the lowest sales.

PROSTHETIC HEART VALVE MARKET

There are two types of replacement heart valves: tissue and mechanical. Tissue valves are made from animal or cadaver tissue or in some cases the patient's own tissue. Tissue valves do not present the same level of risk of blood clotting around the valve as mechanical valves. Tissue valves, however, have limited long-term durability due to calcification and deterioration. If a tissue valve fails, a new valve must be implanted, requiring another open heart surgery. Mechanical valves are made from durable materials such as metals and carbon. In-vitro testing of current pyrolytic carbon mechanical valves has yielded estimated useful lives in excess of any patient's lifetime. Current mechanical valves, however, require the use of anti-coagulants to prevent formation of blood clots; tissue valves generally do not require anti-coagulant treatment. Tissue valves are generally prescribed for patients who are less able to tolerate anti-coagulants due to conditions such as gastrointestinal ulcers or liver dysfunction, elderly patients, and women in their childbearing years.

Heart surgeons choose a particular type of mechanical valve based on a number of factors. A principal factor in the choice of a valve is the potential for forming blood clots, or thrombosis, resulting from areas in the valve where the blood can stagnate. Blood clots can impair the performance of a valve and, if the clot detaches and moves through the bloodstream (a thromboembolism), resulting in an arterial blockage or stroke. Another principal factor in the choice of a mechanical valve is the blood flow efficiency, or hemodynamics, of the valve. A mechanical valve should allow blood to flow easily through the valve with minimal pressure required to open the valve and minimal backflow of blood when the valve closes. The valve also should not exert force on the blood that could damage the fragile blood cells. Other factors that are important in a surgeon's choice of a mechanical valve are the ease in implanting and monitoring the valve's performance, the patient's quality of life and the physician's familiarity with and confidence in the valve.

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

We estimate that the total worldwide heart valve market in 2003 was approximately $840 million or 263,000 procedures. We estimate that the mechanical valve portion is $351 million or 140,000 procedures. In the United States, we estimate that the mechanical heart valve market is approximately $120 million or 30,000 procedures.

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

ATRIAL FIBRILLATION MARKET

Atrial fibrillation ("AF") is electrical activity in the atria becoming uncoordinated and chaotic. The atrium begins to quiver in a rapid and chaotic fashion as a result of the electrical impulses. As a result of the chaotic quivering, the atrium mechanical activity deteriorates and blood is not fully expelled from the atrium to the ventricle and begins to pool. The pooled blood can coagulate and form clots. These clots can move, become lodged in a critical area, restrict blood flow, and potentially cause a stroke. In addition, if left untreated, AF can lead to atrial remodeling, contributing to congestive heart failure.

CRYOTHERAPY TREATMENT

Cryotherapy involves the use of extremely cold temperatures to kill or ablate specific tissues while leaving underlying connective tissues largely unaffected. In AF, this enables the surgeon to encircle the pulmonary veins with lines of scar tissue to block transmission of erratic signals that trigger AF. Cryotherapy also offers two advantages when compared to the more prevalent heat-based therapies as freezing preserves tissue integrity and minimizes the risk of endocardial thrombus associated with heat-based energy sources.

CRYOCATH SURGICAL PRODUCTS

In November, 2004, we announced a global partnership with CryoCath Technologies, Inc. to market CryoCath's surgical cryotherapy products for the ablation of atrial arrhythmias. The market is currently estimated to total approximately $60 million within cardiac surgery and growing at over 20%. We have been granted co-promotion rights in the United States and distribution rights in the rest of the world. We started marketing and selling this technology in the United States in the first quarter of 2005. We expect to start marketing and selling this technology in markets outside of the United States in the second quarter of 2005.

MARKETING, SALES AND DISTRIBUTION

We market in the United States through a sales organization divided into four regions and 31 sales territories. We focus our sales and marketing efforts on developing awareness of our products in the approximately 970 U.S. open heart centers. We currently work with cardiac surgeons in approximately 330 of these centers.

In one international market, France, we have a direct sales organization. In all other international markets, we sell through an independent distribution network. We believe that our distribution partners have provided a rapid and cost efficient means of increasing market penetration and commercial acceptance of the ATS heart valve in key international markets. We have been able to attract experienced mechanical valve sales organizations and people familiar with local markets and customs to serve as our representatives. Each of our independent distributors has the exclusive right to sell the ATS heart valve within a defined territory. These distributors, in some instances, also market other medical products, although they have agreed not to sell other mechanical heart valves. Under most of the distributor agreements, we may, at our option, terminate the agreement upon the departure of certain key employees of the distributor, if the Company experiences a change in control, or if key performance criteria, including sales quotas, are not met. We sell the ATS heart valve to each distributor F.O.B. Minneapolis, Minnesota. Sales to international distributors are denominated in U.S. dollars. We have contracts with independent distributors for countries outside the United States. One independent distributor, Century Medical Inc., accounted for more than 10% of our gross sales in 2004. See Note 15 of Notes to Consolidated Financial Statements in Item 8 of this report for information on our net sales by geographic region.

Our sales, marketing and customer service personnel provide professional sales, marketing and promotional support to our independent distributors.

COMPETITION

The prosthetic heart valve market is highly competitive with St. Jude Medical, Inc. as the mechanical valve market share leader. Other companies that sell mechanical valves include Medtronic, Inc., Carbomedics, Edwards Lifesciences, Sorin Biomedica sPa, and Medical Carbon Research, Inc. St. Jude Medical, Medtronic, Edward Lifesciences, Sorin Biomedica and CryoLife also sell tissue valves.

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

Competition in the medical device industry is intense and is characterized by extensive research efforts and rapid technological progress. We believe that the primary competitive factors include quality, technical capability, innovation, distribution capabilities, and price. Many of our competitors in the heart valve market have greater resources, more widely accepted products, greater technical capabilities, and stronger name recognition than we do. Our competitive capability is affected by our ability to support our products, ensure regulatory compliance for our products, protect the proprietary technology of our product and its manufacturing process, effectively market our products, and maintain and establish distribution relationships. All of these abilities require continuously attracting and retaining skilled and dedicated employees and excellent relationships with physicians and suppliers.

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

The surgical ablation of atrial arrhythmias is highly competitive. Other companies that market products for the treatment of cardiac arrhythmias are Medtronic, Guidant, and Atricure.

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

In connection with the execution of the license agreement, we were also required to enter into a long-term supply agreement with Carbomedics under which we have acquired a large inventory of pyrolytic carbon components for the ATS heart valve. In June 2002, the supply agreement was amended to suspend our purchase obligations for the remainder of 2002 (with the exception of approximately eight weeks of work in process) along with 100% of our purchase obligations for 2003, 2004, 2005 and 2006. In January of 2007 the purchase obligations for 2003 will resume, with the obligations for 2003 through 2006 to follow in each subsequent year.

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

MANUFACTURING AND SUPPLY

Our products are manufactured in ISO 9001 certified facilities. We have two facilities in close proximity in Plymouth, a suburb of Minneapolis, Minnesota, for our manufacturing activities. Our pyrolytic carbon components are manufactured in one facility and we assemble the ATS heart valve in a controlled clean room environment in the other facility.

Most of the materials we purchase for our products are supplied by a limited number of vendors. We currently have high inventory levels of carbon components purchased under our supply agreement with Carbomedics at costs much higher than we expect our manufacturing costs to be in the future. We expect our inventory levels will satisfy our projected requirements for more than one year.

Under our supply agreement with Carbomedics, we have future purchase obligations for pyrolytic carbon components starting in 2007 and continuing through 2011.

We maintain a comprehensive quality assurance and quality control program, which includes documentation of all material specifications, operating procedures, equipment maintenance, and quality control test methods. Our documentation systems comply with appropriate FDA and ISO 9001 requirements.

During 2004, we developed and implemented a plan to significantly increase production in our pyrolytic carbon component facility. At the end of 2004, we consider this ramp-up process to be complete.

We are currently operating one manufacturing shift at our valve assembly facility. At our pyrolytic carbon facility, most processes are operating one manufacturing shift while others operate up to three manufacturing shifts. We believe that our properties are adequate to serve our business operations for the foreseeable future.

RESEARCH AND DEVELOPMENT

Our research and development activities include developing new products, improving our current products, and the clinical and regulatory activities to support our products. These activities are carried out in our Plymouth facilities, although we work with physicians, research hospitals, and universities around the world. None of this work is funded by customers or other outside institutions. The development process for any new product can range from several months to several years, primarily depending on the regulatory pathway required for approval. Research and development expenses totaled $1.0 million in 2004, $1.8 million in 2003, and $2.4 million in 2002.

PATENTS AND PROPRIETARY TECHNOLOGY

Our policy is to protect our proprietary position by obtaining U.S. and foreign patents to protect technology, inventions and improvements important to the development of our business. The original patent obtained by Carbomedics under which our valve was developed expired in 2004. We subsequently made modifications to the basic design. We were issued a U.S. patent covering our design improvements to the ATS heart valve in October 1994. This patent expires in 2011. We also have filed patent applications in Japan, Belgium, France, Germany, Netherlands, Spain, Switzerland and the United Kingdom relating to the design improvements. Patents have been granted in all of these countries. We cannot be certain that any patents will not be challenged or circumvented by competitors.

We also rely on trade secrets and technical know-how in the manufacture and marketing of the ATS heart valve. We typically require our employees, consultants and contractors to execute confidentiality agreements with respect to our proprietary information.

We claim trademark protection on ATS Medical(TM) and ATS Open Pivot(R).

GOVERNMENT REGULATION

UNITED STATES

Numerous governmental authorities, principally the Food and Drug Administration (the "FDA") and corresponding state and foreign regulatory agencies, strictly regulate our products and research and development activities. The Federal Food, Drug, and Cosmetic Act, or FDA Act, the regulations promulgated under this act, and other federal and state statutes and regulations, govern, among other things, the pre-clinical and clinical testing, design, manufacture, safety, efficacy, labeling, storage, record keeping, advertising and promotion of medical devices. The FDA classifies our ATS heart valve as a Class III device, which is subject to the highest level of controls.

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

THIRD PARTY REIMBURSEMENT

In the United States, healthcare providers that purchase medical devices, including our products, generally rely on third-party payors, including Medicare, Medicaid, private health insurance carriers and managed care organizations, to reimburse all or part of the cost and fees associated with the procedures performed using these devices. The commercial success of the ATS heart valve will depend on the ability of health care providers to obtain adequate reimbursement from third-party payors for the surgical procedures in which our products are used. Third-party payors are increasingly challenging the pricing of medical products and procedures. Even if a procedure is eligible for reimbursement, the level of reimbursement may not be adequate. In addition, third-party payors may deny reimbursement if they determine that the device used in the treatment was not cost-effective or was used for a non-approved indication.

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

We currently maintain a product liability insurance policy with an annual coverage limit of $25 million in the aggregate. A $5 million product liability insurance policy is required by the supply agreement with Carbomedics. We are financially responsible for any uninsured claims or claims which exceed the insurance policy limits. Product liability insurance is expensive for mechanical valves. If insurance becomes completely unavailable, we must either develop a self-insurance program or sell without insurance, which would require the consent of Carbomedics. The development of a self-insurance program would require significant capital.

Carbomedics has made no warranty on our valve components. We have agreed to hold Carbomedics harmless and indemnify Carbomedics in the event claims are made or damages are assessed against Carbomedics as a result of our valve.

EMPLOYEES

As of January 1, 2005, we employed approximately 178 full-time and part-time employees. Our employees are vital to our success. We believe we have been successful in attracting and retaining qualified personnel. We believe our employee relations are excellent.

AVAILABLE INFORMATION

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished to the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website (www.atsmedical.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission.

ITEM  2. PROPERTIES

In the United States, we lease approximately 56,000 square feet of space in two buildings in Plymouth. a suburb of Minneapolis, Minnesota. One lease, covering approximately 33,000 square feet, expires on March 31, 2009 and is used for administrative, production and engineering purposes. The lease on the other 23,000 square feet expires July, 2008 and is used for carbon manufacturing. Outside the United States, we lease four sales and marketing offices in China, France, Germany, and Sweden. We believe that our facilities are adequate for our current needs.

ITEM  3. LEGAL PROCEEDINGS

None.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are as follows:

     Name                Age                       Position
     ----                ---                       --------
Michael D. Dale          45         Chief Executive Officer, President and Director
Richard A. Curtis        40         Vice President, Marketing and Business Development
John R. Judd             48         Chief Financial Officer
Marc R. Sportsman        50         Vice President, Sales

MICHAEL D. DALE has served as our Chief Executive Officer, President and Director since October 2002. From 2000 to 2002, Mr. Dale was Vice-President of Worldwide Sales and Marketing at Endocardial Solutions, Inc., a company that develops, markets and distributes an advanced cardiac mapping system. Mr. Dale joined Endocardial Solutions, Inc. in December 1998 as Vice President Worldwide Sales. From 1996 to 1998, Mr. Dale was Vice President of Global Sales for Cyberonics, Inc., a medical device company, and additionally was managing director of Cyberonics Europe S.A. From 1988 to 1996, Mr. Dale served in several capacities at St. Jude Medical, Inc. most recently as the Business Unit Director for St. Jude Europe. Mr. Dale is on the Board of Directors of Enpath Medical, Inc., a medical products company that designs, develops, manufactures and markets percutaneous delivery solutions.

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

MARC R. SPORTSMAN has served as our Vice President of Sales since April 2003. Mr. Sportsman has over 25 years of cardiovascular medical device sales and sales management experience, beginning with Shiley, Inc. and then St. Jude Medical, Inc. from 1986 until 2003. His most recent position before joining ATS Medical was as Area Vice President of St. Jude Medical, Inc., where he was responsible for sales of the company's four product groups in an eight state area.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is traded on the Nasdaq National Market under the symbol "ATSI." The following table sets forth, for the periods indicated, the high and low closing sales prices per share of our common stock as reported on the Nasdaq National Market. These prices do not include adjustments for retail mark-ups, mark-downs, or commissions.

                           High       Low
                           -----      -----
Fiscal Year 2003:
       First Quarter       $1.83      $0.41
       Second Quarter      $3.95      $1.30
       Third Quarter       $4.40      $3.07
       Fourth Quarter      $4.22      $3.50

                           High       Low
                           -----      -----
Fiscal Year 2003:
       First Quarter       $6.49      $3.99
       Second Quarter      $5.75      $3.77
       Third Quarter       $3.99      $3.02
       Fourth Quarter      $4.66      $3.38

HOLDERS

As of March 10, 2005, we had approximately 630 holders of record of our common stock.

DIVIDENDS

We have never declared or paid cash dividends. We intend to retain all future earnings for the operation and expansion of our business. We do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future.

REPURCHASES OF COMMON STOCK

We did not repurchase any of our securities during the fourth quarter of 2004.

SALES OF UNREGISTERED SECURITIES

We had no sales of unregistered securities during 2004 that have not been previously disclosed in a Form 8-K or Form 10-Q.

ITEM  6. SELECTED FINANCIAL DATA

                                                                  Year Ended December 31,
                                                 ----------------------------------------------------------
(in thousands, except per share data)               2004        2003         2002        2001        2000
-------------------------------------            ---------   ----------   ---------   ---------   ---------
STATEMENT OF OPERATIONS DATA:
Net sales                                         $ 28,015    $  18,484    $ 13,301    $ 15,080   $  14,585
Cost of sales                                       21,227       17,632      12,307      10,310       9,559
                                                 ---------   ----------   ---------   ---------   ---------
Gross profit                                         6,788          852         994       4,770       5,026
Operating expenses:
    Sales and marketing                             16,520       10,180       2,425       3,906       1,912
    Research and development                         1,011        1,764       3,312       4,904       1,028
    General and administrative                       5,954        4,350       3,114       3,844       3,031
    Impairment of technology license                     -            -       8,100           -           -
    Reorganization expense                               -            -       1,130           -           -
    Distributor termination expenses                     -            -         821           -           -
    Gain on extinguishment of debt                       -       (2,575)          -           -           -
                                                 ---------   ----------   ---------   ---------   ---------
    Total operating expenses                        23,485       13,719      18,902      12,654       5,971
                                                 ---------   ----------   ---------   ---------   ---------
Operating loss                                     (16,697)     (12,867)    (17,908)     (7,884)       (945)
Interest income (expense)                               44         (425)       (304)      1,040       1,524
                                                 ---------   ----------   ---------   ---------   ---------
Income (loss) before income taxes                  (16,643)     (13,292)    (18,212)     (6,844)        579
Income tax expense                                       -            -           -           -          74
                                                 ---------   ----------   ---------   ---------   ---------
Net income (loss)                                ($ 16,643)  ($  13,292)  ($ 18,212)   $ (6,844)  $     505
                                                 =========   ==========   =========   =========   =========
Net income (loss) per share:
    Basic                                        ($   0.58)   $   (0.55)  ($   0.82)  ($   0.31)  $    0.03
    Diluted                                      ($  (0.58)   $   (0.55)  ($   0.82)  ($   0.31)  $    0.02

Weighted average number of shares outstanding:
    Basic                                           28,856       24,076      22,259      22,159      20,032
    Diluted                                         28,856       24,076      22,259      22,159      20,868

                                                                     As of December 31,
                                                 ----------------------------------------------------------
(in thousands)                                      2004        2003         2002        2001        2000
-----------------------------                    ---------   ----------   ---------   ---------   ---------
BALANCE SHEET DATA:
Cash and cash equivalents                        $   8,302    $   6,472   $   7,472   $   5,079   $  14,804
Working capital                                     41,459       31,275      21,674      32,466      85,934
Total assets                                        79,051       76,134      91,756      94,971     102,354

Long-term liabilities, excluding current
maturities                                           1,826          307       9,514           -           -
Shareholders' equity                                69,441       72,803      74,127      92,223      98,525

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

We develop, manufacture, and market medical devices. Our primary interest lies with devices used by cardiovascular surgeons in the cardiac surgery operating theater. Currently, we participate in the mechanical bileaflet portion of the replacement heart valve market and in the market for the surgical treatment of atrial fibrillation. We also are engaged in a development project for autotransfusion products.

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

With inventory purchases exceeding sales through the years, we have built inventory levels that today provide a source of cash. In 2004 we drew down these paid-for inventories and used the cash it generated to fund operations. During 2004, we developed and implemented a plan to ramp-up our manufacturing facility for pyrolytic carbon. By the end of 2004, this process was complete.

In June 2002, we reorganized the company, laying off more than half of the work force including all executive management. With the hiring of a new president late in 2002, we have started the process of rebuilding our sales and marketing teams, especially in the United States. This rebuilding is the most significant factor in our expense levels during 2004 and 2003. Because sales prices in the United States exceed selling prices elsewhere, we feel that our future success will depend on achieving increased market share in the U.S. Our U.S. sales as a percentage of our overall sales have grown from 4% in 2000 to 33% in 2004.

During 2004, we made our first ventures outside the mechanical heart valve market by completing two business development agreements. The first, signed in April, is with ErySave AB, a Swedish research firm, for exclusive worldwide rights to ErySave's PARSUS filtration technology for cardiac surgery procedures. We had no revenues in 2004 nor do we expect any for 2005 from this technology. In November, we completed a global partnership agreement with CryoCath Technologies, Inc. to market CryoCath's surgical cryotherapy products for the ablation of cardiac arrhythmias. The agreement with CryoCath will result in revenues for our company in 2005.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect (1) the reported amounts of assets, liabilities, revenues, and expenses and (2) the related disclosure of contingent liabilities. At each balance sheet date, we evaluate our estimates, including but not limited to, those related to accounts receivable, inventories, long-lived assets, and income taxes. The critical accounting policies that are most important in fully understanding and evaluating the financial condition and results of operations are discussed below.

REVENUE RECOGNITION POLICY. A significant portion of our revenue in the United States, Canada, and France is generated from consigned inventory maintained at hospitals or with field representatives. In these situations, revenue is recognized at the time that the product has been implanted or used. In all other instances, revenue is recognized at the time product is shipped. Certain independent distributors in select international markets receive rebates against invoiced sales amounts. In these situations, we accrue for these rebates at the time of the original sale. The total of these accrued rebates was $0.5 million as of December 31, 2004 and 2003.

ALLOWANCE FOR DOUBTFUL ACCOUNTS. We maintain an allowance for doubtful accounts that is calculated using subjective judgments and estimates to establish this valuation account. Our distribution in international markets through independent distributors concentrates relatively large amounts of receivables in relatively few customer accounts. We have successfully done business with most of these distributors for many years. We monitor amounts that are not paid according to terms. We attempt to accrue for potential losses due to non-payment. Financial conditions in international markets can change very quickly and our allowance for doubtful accounts cannot anticipate all potential changes. Our allowance for doubtful accounts was $0.4 million at December 31, 2004 compared to $0.3 million at December 31, 2003. As a percentage of total accounts receivable, the allowance was 4.7% on December 31, 2004 and 5.2% on December 31, 2003. This increase in allowance is due to the aging deterioration of several international accounts.

INVENTORY VALUATION. Inventories are recorded at the lower of manufacturing cost or net realizable value. We have historically had manufacturing costs exceeding net realizable values in certain international markets requiring us to write-down certain inventories to expected selling prices due to high purchase prices of pyrolytic valve components under our supply agreement with Carbomedics. This lower of cost or market adjustment is charged to cost of sales and is calculated by estimating future selling volume and prices by market and comparing this to actual inventory levels, both finished goods and work in process. An adjustment is made in those cases where our manufacturing costs are or will be greater than our eventual selling price. If our estimates of future selling prices or volumes prove incorrect, future adjustments to inventory carrying values would be necessary and could have a material impact on operations. Lower of cost or market adjustments were $0.8 million, $4.4 million, and $2.4 million during 2004, 2003, and 2002, respectively. We believe that future manufacturing costs will be lower as we manufacture our own pyrolytic carbon components. This should decrease the risk of these adjustments as current inventories are depleted.

We maintain an obsolescence allowance against certain finished goods inventories to cover resterilization charges for expired items. This allowance totals $0.2 million at December 31, 2004 and 2003.

A portion of inventories on hand at December 31, 2004 and 2003 are not likely to be sold in the following twelve months periods and therefore are not classified as a current asset. The estimate of inventories necessary to support current sales includes our projections not only of sales but inventories for new consignment accounts and contingencies. Accordingly, these amounts are classified as a current asset.

LONG TERM ASSETS--TECHNOLOGY LICENSE. We assess the carrying value of our technology license from Carbomedics annually in accordance with the provisions of FAS Statement 142 (FAS No. 142), Goodwill and Other Intangible Assets. The assessment of potential impairment requires certain judgments and estimates, including the determination of an event indicating impairment, the future cash flows to be generated by the asset, risks associated with those cash flows, and the discount rate to be utilized. As of December 31, 2004, we believe that the carrying value of our technology license is recoverable and no impairment charge is currently necessary.

DEFERRED TAX ASSETS. We have incurred tax losses of approximately $62 million. The losses are carried forward for U.S. and state corporate income taxes and can be used to reduce future taxes. At December 31, 2004 we had deferred tax assets totaling $23.2 million. We have taken a valuation allowance against this asset for its full amount because the carryforwards have a limited life and other limitations. An alternative accounting judgment would be to record the entire asset on our balance sheet and in subsequent periods, if it became apparent that a portion of the asset would not be realized, write it off against income in that period. In order to utilize that treatment we would have to decide that it was more likely than not that we would realize the deferred tax assets and credits.

RESULTS OF OPERATIONS

The following table provides the dollar and percentage change in our Statements of Operations for 2004 compared to 2003 and 2003 compared to 2002.

                                                           Increase                                       Increase
(in thousands)                       2004         2003     (Decrease)    %          2003       2002      (Decrease)     %
--------------                     ---------    --------   ---------   ------    ---------   ---------   ----------   ------
Net sales                          $  28,015    $ 18,484   $   9,531     51.6%   $  18,484    $ 13,301   $    5,183     39.0%
Cost of sales                         21,227      17,632       3,595     20.4%      17,632      12,307        5,325     43.3%
                                  ----------    --------   ---------   ------   ----------   ---------   ----------   ------
Gross profit                           6,788         852       5,936    696.7%         852         994         (142)   -14.3%

Operating expenses:
     Sales and marketing              16,520      10,180       6,340     62.3%      10,180       3,312        6,868    207.4%
     Research and development          1,011       1,764        (753)   -42.7%       1,764       2,425         (661)   -27.3%
     General and administrative        5,954       4,350       1,604     36.9%       4,350       3,114        1,236     39.7%
     Impairment of technology
       license                             -           -           -        -            -       8,100       (8,100)   100.0%

     Reorganization expense                -           -           -        -            -       1,130       (1,130)   100.0%
     Distributor termination
       expenses                            -           -           -        -            -         821         (821)   100.0%
     Gain on extinguishment of
       debt                                -      (2,575)      2,575        -       (2,575)          -       (2,575)     0.0%
                                  ----------    --------   ---------   ------   ----------   ---------   ----------   ------
     Total operating expenses         23,485      13,719       9,766     71.2%      13,719      18,902       (5,183)   -27.4%
                                  ----------    --------   ---------   ------   ----------   ---------   ----------   ------

Operating loss                       (16,697)    (12,867)     (3,830)   -29.8%     (12,867)    (17,908)       5,041     28.1%

Interest income (expense)                 54        (425)        479   -112.7%        (425)       (304)        (121)    39.8%
                                  ----------    --------   ---------   ------   ----------   ---------   ----------   ------
Net loss                          ($  16,643)  ($ 13,292) ($   3,351)   -25.2%  ($  13,292)  ($ 18,212)  $    4,920     27.0%
                                  ==========    ========   =========   ======   ==========   =========   ==========   ======

The following table presents the statement of operations as a percentage of sales for 2004, 2003, and 2002.

                                      2004       2003       2002
                                   ---------  ---------   --------
Net sales                            100.0%     100.0%     100.0%
Cost of sales                         75.8%      95.4%      92.5%
                                      ----      -----      -----
Gross profit                          24.2%       4.6%       7.5%
Operating expenses:
     Sales and marketing              59.0%      55.1%      24.9%
     Research and development          3.6%       9.5%      18.2%
     General and administrative       21.3%      23.5%      23.4%
     Impairment of technology
      license                          0.0%       0.0%      60.9%
     Reorganization expense            0.0%       0.0%       8.5%
     Distributor termination
      expenses                         0.0%       0.0%       6.2%
     Gain on extinguishment of
      debt                             0.0%     -13.9%       0.0%
                                      ----      -----      -----
     Total operating expenses         83.8%      74.2%     142.1%
                                      ----      -----      -----

Operating loss                       -59.6%     -69.6%    -134.6%

Interest income (expense)              0.2%      -2.3%      -2.3%

                                     -----      -----     ------
Net loss                             -59.4%     -71.9%    -136.9%
                                     =====      =====     ======

NET SALES.  The following tables compare net sales during 2004, 2003, and 2002.

(in thousands)      2004         2003       Increase        %          2003         2002       Increase       %
--------------   ----------   ----------   ----------   ---------   ----------   ----------   ----------   -------
United States    $    9,330   $    5,141   $    4,189      81.5%    $    5,141   $    2,535   $    2,606    102.8%

Outside United

States               18,685       13,343        5,342      40.0%        13,343       10,766        2,577     23.9%
                 ----------   ----------   ----------   -------     ----------   ----------   ----------     ----

Total            $   28,015   $   18,484   $    9,531      51.6%    $   18,484   $   13,301   $    5,183     39.0%
                 ==========   ==========   ==========   =======     ==========   ==========   ==========     ====

                            2004 Change in               2003 Change in
                    -----------------------------   -----------------------
                    Average                         Average
                     Sales      Unit                 Sales    Unit
                     Price     Sales      Total      Price    Sales   Total
                    -------   -------   ---------   -------   -----   -----
United States         2.0%      77.9%     81.5%        5.9%    91.4%  102.8%

Outside United

States               -4.0%      45.9%     40.0%      -15.6%    46.8%   23.9%

                     ----       ----      ----       -----     ----    ----
Total                -3.2%      56.5%     51.6%       -7.9%    50.9%   39.0%
                     ====       ====      ====       =====     ====    ====

                        2004      2003     2002
                       -------   ------   ------
Share of total sales:

United States           33.3%     27.8%    19.1%

Outside United
  States                66.7%     72.2%    80.9%
                       -----     -----    -----

Total                  100.0%    100.0%   100.0%
                       =====     =====    =====

In June 2002, the majority of our U.S. sales persons were terminated. Starting in the fourth quarter of 2002 and through 2004, we have been building a new sales organization in the U.S. which has grown to four area directors managing 31 sales territories. Our representation within these territories consists of both direct sales representatives and independent agents. This new sales organization and overall greater sales efforts contributed to our increase in sales in 2003 and 2004 and to our sales within the U.S. accounting for a larger percentage of overall sales.

During 2003 and 2004, we aggressively entered several international markets that represented opportunities for greater sales unit growth but at prices lower than our other markets. Prices in some of these territories are lower than our current manufacturing costs. We feel this strategy is reasonable because it allows us to increase our market share while reducing our high priced but paid-for inventories. Once we have exhausted our high priced components, we expect to have lower manufacturing costs per valve which will allow us to realize gross profit in these international markets.

COST OF GOODS SOLD. We have made write-downs to our inventories the past three years due to future selling prices being lower than manufacturing costs in select international markets. Following is a summary of our cost of goods sold divided between sales of products and lower of cost or market adjustments.

                                                 Year Ended December 31,
                                           ----------------------------------
(in thousands)                               2004         2003         2002
---------------------------------------    --------     --------     --------
Cost of goods sold, as reported            $ 21,227     $ 17,632     $ 12,307
Adjustments to cost of goods sold:
     Cost of goods sold related to a
     lower of cost or market adjustment        (819)      (4,400)      (2,400)
                                           --------     --------     --------
Adjusted cost of goods sold                $ 20,408     $ 13,232     $  9,907
                                           ========     ========     ========
Adjusted cost of goods sold as a
     percentage of net sales                   72.8%        71.6%        74.5%


Our costs of goods sold as a percentage of net sales has varied due to changes in average selling price. Our gross margin is anticipated to improve as sales within the Unites States increase as a percentage of total sales and as we start selling valves that have been entirely manufactured in our facilities. Our inventories of high priced carbon components currently exceed our expected sales during 2005.

The ATS valve is made of materials that do not deteriorate. Other than the need to resterilize the valves periodically, there is no risk of perishability. Pyrolytic carbon, which is the substrate used in manufacturing our valves, has been the only material used to manufacture mechanical heart valves for humans for many years and remains the most advanced raw material for our products. The other sources of prosthetic heart valves for humans are cadaver and porcine tissues. For our heart valves, however, obsolescence issues are remote due to certain advantages offered by mechanical heart valves, including superior durability. Similarly, we believe that, given the lead time that would be required, there is no material risk that there would be the introduction and FDA approval of another substrate that would replace pyrolytic carbon prior to the end of the period over which we expect to sell our inventory of valves.

SALES AND MARKETING. Cost increases in 2004 over 2003 and 2003 over 2002 were for the development of our worldwide marketing organization and the substantial increase in sales personnel, mostly in the U.S. In June 2002, the majority of our U.S. sales persons were terminated, resulting in a substantial decrease in expenses during 2002. Starting in late 2002, we began building a worldwide marketing department that now consists of 12 employees. In 2003, we set up direct operations in France rather than going to market through an independent distributor. In early 2004, we set up infrastructure to support sales in China. We have steadily grown to more than 30 sales territories in the U.S.

RESEARCH AND DEVELOPMENT. Research and development expenses include the costs to develop and improve current and future products, the costs for regulatory and clinical activities for these products, and prior to 2004, the costs to set up and maintain our carbon components manufacturing facility while it was in a pre-production mode.

The following table compares the different components of research and development costs for 2004, 2003, and 2002.

                                               Year Ended December 31,
                                              -------------------------
(in thousands)                                 2004      2003    2002
---------------------------------------       ------    ------   ------
Costs related to manufacturing facility       $    -    $1,209   $1,795
All other R&D costs                            1,011       555      630
                                              ------    ------   ------

Total                                         $1,011    $1,764   $2,425
                                              ======    ======   ======

On May 29, 2002, we received notification from the FDA of full approval of our carbon manufacturing facility. The decrease in research and development expenses during 2003 is attributable to the costs of setting up and qualifying our manufacturing facility to receive this approval during the first half of 2002. During 2004, we developed and implemented a plan to ramp-up our pyrolytic carbon facility. Accordingly, these costs are now part of our inventories and will be expensed through cost of sales as products are sold.

GENERAL AND ADMINISTRATIVE. During 2004, we experienced costs increases of approximately $0.2 million for salaries and benefits of our employees, $0.3 million for corporate insurances, $0.3 million for bad debt expense, and $0.6 million for outside consultants and additional audit expenses to document and test internal controls in support of Sarbanes-Oxley. During 2003, we incurred legal, accounting, and other professional services substantially for legal support, recruitment, and hiring of our executive team that totaled $0.8 million. In addition, management bonus accruals increased by $0.6 million for management's attainment of increased financial performance.

IMPAIRMENT CHARGE. During the first quarter of 2002, we evaluated the carrying value of our technology license asset in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. While this evaluation indicated that the asset's carrying value was recoverable, changes in sales volumes and selling prices during the second quarter of 2002 necessitated a revaluation of the recoverability of that asset. As a result of this updated cash flow analysis, we recorded an $8.1 million non-cash charge during the second quarter of 2002. We believe our current carrying value of the technology license from Carbomedics is recoverable and no further impairment charges have been taken.

DISTRIBUTOR TERMINATION EXPENSES. During the fourth quarter of 2002, we terminated our relationship with our distributor who covered France and Belgium because of violations of several conditions of the distributor agreement. The distributor had the right to return its inventory of valves to us under the early termination clause within the distributor agreement. We accrued an estimated termination charge of $0.8 million, representing the margin on the valves that were expected to be returned and the estimated cost related to restocking such inventory for resale. The entire charge was paid for in 2003.

REORGANIZATION EXPENSE. In June 2002, the Board of Directors decided to significantly decrease our workforce. As part of these cost reduction measures, one half of the workforce, including the executive officers of the Company, were released from employment. A charge of $1.1 million was recorded as reorganization expense at that time.

GAIN ON EXTINGUISHMENT OF DEBT. On July 21, 2003, we entered into an agreement and on August 21, 2003, we paid Centerpulse USA Holdings Co. ("Centerpulse") $12 million in exchange for cancellation of all of our payment obligations under our carbon technology agreement and after which we would own a fully paid exclusive license to use the carbon technology to produce components for our valve. Prior to this agreement, we were obligated to pay Centerpulse an aggregate of $28 million under the technology agreement over a period of approximately four years. These payments were accrued as milestones were met. Of the total $28 million, there were two uncompleted milestones totaling $12 million that were not accrued. Since the amount accrued exceeded the amount we paid, we realized a non-cash gain on the extinguishment of debt in the amount of $2.6 million on this transaction.

NET INTEREST INCOME (EXPENSE). In 2004, interest expense was primarily attributable to our new credit facility and the amortization of the costs to set up this facility. During 2003 and 2002, interest expense was primarily attributable to the imputed interest on our long-term debt previously owed to Centerpulse. Interest income is primarily attributable to the investment of our cash balances.

INCOME TAXES. We have accumulated approximately $62 million of net operating loss ("NOL") carryforwards for U.S. tax purposes. We believe that our ability to fully utilize the existing NOL carryforwards could be restricted on a portion of the NOL for changes in control that may have occurred or may occur in the future. We have not conducted a formal study of whether a change in control of ATS has occurred in the past that impairs our NOL carryforwards because we are unable to utilize such NOL carryforwards until we achieve profitability and because this study would be very expensive to complete. When we attain profitability, we will conduct a formal study of any restrictions on our carryforwards. We have not recorded any net assets related to our NOL carryforwards and other deferred items as we currently cannot determine that it is reasonably likely that this asset will be realized and we, therefore, have provided a valuation allowance for the entire asset.

NET LOSS. Our increase in net loss in 2004 compared to 2003 and the decrease in net loss in 2003 compared to 2002 resulted from changes in sales offset by changes in operating costs, all of which are described above.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents, and short-term investments totaled $16.0 million and $8.5 million at December 31, 2004 and December 31, 2003, respectively.

OPERATING ACTIVITIES. During 2004, we received cash payments from customers of $25.1 million and made cash payments to employees and customers of $31.1 million. During 2003, we received cash payments from customers of $17.1 million and made payments to employees and suppliers of $17.2 million. Our operating losses during 2004 and 2003 of $16.7 million and $12.9 million, respectively, were substantially funded through the depletion of inventories. During 2004 and 2003, we incurred significant expenses commercializing the ATS heart valve in the United States. As we build sales in future periods and our cost of inventories decrease, our operating losses will decrease and we will move steadily towards a cash flow breakeven on sales and eventually to profitability. We believe our current cash balances are adequate to fund our operating activities during 2005.

INVESTING AND FINANCING ACTIVITIES. We historically have funded our operations through equity investments. During 2004 and 2003, we raised $13.2 million and $11.6 million through equity offerings and the issuance of stock through the exercise of stock options. In 2004, we signed a credit agreement and received advances on notes payable of $2.5 million. During 2003, we paid $12.0 million of debt related to our Technology Agreement with Carbomedics. We have no future payment obligations under the Technology Agreement. We purchased property and equipment of

$2.9 million and $0.7 million during 2004 and 2003, respectively. During 2005, our spending on property and equipment will decrease as a substantial portion of our 2004 purchases supported our pyrolytic carbon facility during production ramp-up.

CASH MANAGEMENT

During 2005 and into 2006, we will deplete our high priced but paid-for inventories of pyrolytic carbon components. We have started increasing production of these components in our own factory. This will require the use of cash as we purchase raw materials and incur employee costs and overhead to manufacture the inventory. We estimate that operating costs will remain high in comparison to sales during 2005 and will require the use of cash to fund operations. We will draw down cash balances to build inventories and fund operations during 2005.

On April 26, 2004, we signed an exclusive development and licensing agreement with ErySave AB and made an initial milestone payment of approximately $0.2 million. Future payments under this agreement, based upon the attainment of developmental milestones, could total an additional $1.1 million. These payments are expected to occur during 2005 and 2006.

On November 9, 2004, we signed a global partnership agreement with Canadian-based CryoCath Technologies, Inc. to market CryoCath's surgical cryotherapy products for the ablation of cardiac arrhythmias. For certain customers to which we will market, we have agreed to make a payment to CryoCath representing a portion of the prior year's sales to these customers and future payments of a certain percentage of the sales occurring over the following three-year period. These payments are refundable to us upon cancellation of the agreements. We expect that these payments will commence during the first quarter of 2005.

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

                                       Payments Due By Period
                       ------------------------------------------------------
                                    Less      One to     Four to   More than
                                    than      Three       Five        Five
(thousands)             Total     One year    Years       Years      Years
-----------            --------   --------   --------   --------   ----------
Notes payable          $  2,786        974      1,812          -          -
Operating leases          2,313        540      1,507        266          -
Purchase obligations     21,750          -     10,000     10,000      1,750
                       --------   --------   --------   --------   --------

Total                  $ 26,849   $  1,514   $ 13,319   $ 10,266   $  1,750
                       ========   ========   ========   ========   ========

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

WE CURRENTLY RELY ON THE ATS HEART VALVE AS OUR PRIMARY SOURCE OF REVENUE. IF WE ARE NOT SUCCESSFUL IN SELLING THIS PRODUCT, OUR OPERATING RESULTS WILL BE HARMED.

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

WE ARE DEPENDENT UPON SALES OUTSIDE THE UNITED STATES, WHICH ARE SUBJECT TO A NUMBER OF RISKS INCLUDING A DROP IN SALES DUE TO CURRENCY FLUCTUATIONS.

      For 2004, 67% of our net sales were derived from international operations. We expect that international sales will account for a substantial majority of our revenue until the ATS heart valve receives wider market acceptance from U.S. customers. Accordingly, any material decrease in foreign sales may materially and adversely affect our results of operations.

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

WE HAVE A HISTORY OF NET LOSSES. IF WE DO NOT HAVE NET INCOME IN THE FUTURE, WE MAY BE UNABLE TO CONTINUE OUR OPERATIONS.

      We are not currently profitable and have a very limited history of profitability. As of December 31, 2004, we had an accumulated deficit of $67.5 million. We expect to incur significant expenses over the next several years as we continue to devote substantial resources to the commercialization of the ATS heart valve in the United States. We will not generate net income unless we are able to significantly increase revenue from U.S. sales. If we continue to sustain losses, we may not be able to continue our business as planned.

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

      We purchased pyrolytic carbon components under a long-term supply agreement with Carbomedics through June 2002, and we are required to resume purchases of such components in 2007. To date, our purchases of pyrolytic carbon components have exceeded our sales of the ATS heart valves. We currently have in inventory enough pyrolytic carbon components to satisfy our projected requirements through 2005. If we are unable to achieve widespread acceptance for the ATS heart valve or if competitive pressures result in price reductions, the value of the excess inventory would likely decrease, which could seriously harm our results of operations and financial condition. Because the pyrolytic carbon components are made to meet the unique specifications of the ATS heart valve, our inventory may have little, if any, value in the open market.

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

      Under our agreement with Carbomedics, we have been granted an exclusive worldwide license to manufacture pyrolytic carbon components for the ATS heart valve. We cannot be certain that our strategy to establish internal manufacturing capabilities will result in a cost-effective means for manufacturing the ATS heart valve. We have limited experience in manufacturing pyrolytic carbon. Although we have an FDA-approved carbon manufacturing facility, we have only just started increasing production to higher levels. In the future as we continue to increase production at the plant, we may encounter difficulties in maintaining and expanding our manufacturing operations, including problems involving:

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

OUR BUSINESS COULD BE SERIOUSLY HARMED IF THIRD-PARTY PAYORS DO NOT REIMBURSE THE COSTS FOR OUR HEART VALVE.

      Our ability to successfully commercialize the ATS heart valve depends on the extent to which reimbursement for the cost of our product and the related surgical procedure is available from third-party payors, such as governmental programs, private insurance plans and managed care organizations. Third-party payors are increasingly challenging the pricing of medical products and procedures that they consider not to be cost-effective or are used for a non-approved indication. The failure by physicians, hospitals and other users of our products to obtain sufficient reimbursement from third-party payors would seriously harm our business and results of operations.

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

      The manufacture and sale of mechanical heart valves entails significant risk of product liability claims and product recalls. A mechanical heart valve is a life-sustaining device and the failure of any mechanical heart valve usually results in the patient's death or need for reoperation. A product liability claim or product recall, regardless of the ultimate outcome, could require us to spend significant time and money in litigation or to pay significant damages and could seriously harm our business. We currently maintain product liability insurance coverage in an aggregate amount of $25 million. However, we cannot be assured that our current insurance coverage is adequate to cover the costs of any product liability claims made against us. Product liability insurance is expensive and does not cover the costs of a product recall. In the future, product liability insurance may not be available at satisfactory rates or in adequate amounts. A product liability claim or product recall could also materially and adversely affect our ability to attract and retain customers.

OUR BUSINESS WOULD BE ADVERSELY AFFECTED IF WE ARE NOT ABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS.

      Our success depends in part on our ability to maintain and enforce our patents and other proprietary rights. We rely on a combination of patents, trade secrets, know-how and confidentiality agreements to protect the proprietary aspects of our technology. These measures afford only limited protection, and competitors may gain access to our intellectual property and proprietary information. The patent positions of medical device companies are generally uncertain and involve complex legal and technical issues. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of our proprietary rights. Any litigation could be costly and divert our attention from the growth of the business. We cannot be assured that you that our patents and other proprietary rights will not be successfully challenged, or that others will not independently develop substantially equivalent information and technology or otherwise gain access to our proprietary technology.

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

Transactions with U.S. and non-U.S. customers and distributors, other than in France, are entered into in U.S. dollars, precluding the need for foreign currency hedges on such sales. Sales through our French subsidiary are in Euros, so we are subject to profitability risk arising from exchange rate movements. We have not used foreign exchange contract or similar devices to reduce this risk. We will evaluate the need to use foreign exchange contracts or similar devices, if sales in France increase substantially.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and the report of our independent registered public accounting firm are included in this Annual Report on Form 10-K beginning on page F-1. The index to this report and the financial statements is included in Item 15 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, except for the material weakness in our internal control over financial reporting discussed below, our disclosure controls and procedures were effective as of the end of the period covered by this report in timely alerting them to the material information relating to us required to be included in our periodic SEC filings.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Rule 13a-15 under the Exchange Act. Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we are in the process of conducting an evaluation of our internal control over financial reporting based on the framework in the "Internal Control
- Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway

Commission. We have not yet completed this evaluation and so have not included in this Annual Report on Form 10-K our "Management's Annual Report on Internal Control Over Financial Reporting" required by Item 308(a) of Regulation S-K (the "Management's Report") or the related "Attestation Report of our Independent Registered Public Accounting Firm" required by Item 308(b) of Regulation S-K (the "Attestation Report"). Securities Exchange Act Release No. 34-50754, which was issued on November 30, 2004, provides that, subject to certain conditions, issuers may defer filing of these reports this year for up to 45 days after the due date of the related Annual Report on Form 10-K. In accordance with the terms of this Release, we have not included the Management's Report or the Attestation Report in our Annual Report on Form 10-K. We expect to file an amendment to our Annual Report on Form 10-K no later than April 29, 2005 which will include both of these reports and the related officer certifications, auditor consent and revised disclosure under Item 9A of our Annual Report on Form 10-K.

In connection with the pending evaluation, we have identified a material weakness in our internal control over financial reporting relating to our inventory cycle counting methods. We have relied on a cycle counting procedure to substantiate inventory quantities in lieu of taking physical inventories. During our evaluation of internal controls over our cycle counting procedures, we determined that our processes were neither sufficient nor documented adequately to rely upon. We therefore conducted a physical inventory after year end which confirmed the accuracy of our inventory as recorded in our financial statements for the year ended December 31, 2004. No adjustment was recorded. The material weakness in our inventory cycle counting methods is in the process of being remediated.

As a result of the material weakness, we will not be able to conclude in our Management's Report that our internal control over financial reporting was effective as of the end of the period covered by our Annual Report on Form 10-K. We are not currently aware of any material weaknesses in our internal control over financial reporting other than the weakness described above.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the most recent fiscal quarter, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See Part I of this Report for certain information regarding the Company's executive officers. Pursuant to General Instruction G(3), reference is made to information contained under the headings "Proposal 1 Election of Directors", "Report of the Audit Committee of the Board of Directors", "Committees of the Board of Directors and Attendance", "Shareholder Communications with the Board of Directors", "Nominations", "Code of Conduct", and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before May 2, 2005, which information is incorporated herein.

ITEM 11.     EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3), reference is made to information contained under the headings "Executive Compensation" and "Compensation of Directors" in the Company's definitive proxy statement for its 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before May 2, 2005, which information is incorporated herein, excluding the "Report of the Compensation Committee Concerning Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction G(3), reference is made to information contained under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plans" in the Company's definitive proxy statement for its 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before May 2, 2005, which information is incorporated herein.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Reference is made to information contained under the heading "Independent Registered Public Accounting Firm Fees" in the Company's definitive proxy statement for its 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before May 2, 2005, which information is incorporated herein.

                                    PART IV

ITEM 15.          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

Our Consolidated Financial Statements and the Independent Auditor's Report Thereon are included herein (page numbers refer to pages in this Annual Report on Form 10-K):

Report of Independent Registered Public Accounting Firm                              Page F-1

Consolidated Balance Sheets as of December 31, 2004 and 2003                         Page F-2

Consolidated Statements of Operations for the years ended December 31, 2004,
2003, and 2002                                                                       Page F-3

Consolidated Statement of Changes in Shareholders' Equity for the years
ended December 31, 2004, 2003, and 2002                                              Page F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2004,
2003, and 2002                                                                       Page F-5

Notes to Consolidated Financial Statements for the years ended December 31,          Page F-6 through
2004, 2003, and 2002                                                                 F-16

FINANCIAL STATEMENT SCHEDULES

                                ATS MEDICAL, INC.
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (in thousands)

                                                            ADDITIONS -
                                                            -----------
                                                                         CHARGED TO
                                           BALANCE AT     CHARGED TO       OTHER                                 BALANCE AT
                                           BEGINNING      COSTS AND      ACCOUNTS-      DEDUCTIONS                 END OF
              DESCRIPTION                  OF PERIOD       EXPENSES       DESCRIBE       DESCRIBE                  PERIOD
---------------------------------------   ------------   ------------   ------------   ------------             ------------
                COLUMN A                    COLUMN B                COLUMN C            COLUMN D                  COLUMN E
-----------------------------------------------------------------------------------------------------------------------------
VALUATION ACCOUNTS:

     Year Ended December 31, 2004
     Deducted from asset accounts
        Allowance for doubtful accounts   $        270   $        150   $          0   ($        32) (1)        $        388
        Allowance for obsolete
        inventories                       $        200   $          0   $          0    $         0             $        200
     Year ended December 31, 2003
        Allowance for doubtful accounts   $        420   $          0   $          0   ($       150) (2)        $        270
        Allowance for obsolete
        inventories                       $        200   $          0   $          0    $         0             $        200
     Year ended December 31, 2002
        Allowance for doubtful accounts   $        400   $         20   $          0    $         0             $        420
        Allowance for obsolete
        inventories                       $        200   $          0   $          0    $         0             $        200

(1)   Uncollectible accounts written off, net of recoveries.

(2)   Changes in estimate recovered through a reduction in expenses.

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

10.2**            ATS Medical Inc. 2000 Stock Incentive Plan (Incorporated by reference to the appendix to the Company's Definitive Proxy Statement filed on March 28, 2003).


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

10.9*             O.E.M. Supply Contract dated September 24, 1990, with CarboMedics, Inc. (confidential treatment granted) (Incorporated by reference to Exhibit 10.10 to the 1996 Form 10-K).

10.10*            License Agreement dated September 24, 1990, with CarboMedics, Inc. (confidential treatment granted) (Incorporated by reference to Exhibit 10.11 to the 1996 Form 10-K).

10.11**           Employment Agreement between the Company and Michael D. Dale dated September 18, 2002
                  (Incorporated by reference to Exhibit 10.12 to the Company's Form 10-K for the year ended
                  2002 (the "2002 Form 10-K")).

10.12             Helix BioCore, Inc. Self-Insurance Trust Agreement dated February 28, 1991 (Incorporated by reference to Exhibit 10.13 to the 1996 Form 10-K).

10.13*            Amendment 1 to License Agreement dated December 16, 1993, with CarboMedics, Inc.
                  (confidential treatment granted) (Incorporated by reference to Exhibit 10.17 to the 1993
                  Form 10-K).

10.14*            Amendment 4 to O.E.M. Supply Contract dated December 16, 1993, with CarboMedics, Inc.
                  (confidential treatment granted) (Incorporated by reference to Exhibit 10.18 to the 1993
                  Form 10-K).

10.15*            Amendment 5 to O.E.M. Supply Contract dated September 1, 1994, with CarboMedics, Inc.
                  (confidential treatment granted) (Incorporated by reference to Exhibit 10.19 to the 1994
                  Form 10-K).

10.16             Letter Agreement between the Company and Sulzer Carbomedics, Inc., dated June 27, 2002
                  (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended
                  June 20, 2002).

10.17             Line of Credit dated August 11, 1994, between the Company and First Bank National
                  Association (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1994).

10.18             Form of International Distributor Agreement (Incorporated by reference to Exhibit 10.22 to the 1994 Form 10-K).

10.19**           Form of Agreement between ATS Medical, Inc. and each officer dated June 30, 1995, concerning severance benefits upon a change in control (Incorporated by reference to
                  Exhibit 10.23 to the

                  Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995
                  Form 10-K")).

10.20**           ATS Medical, Inc. Change in Control Severance Pay Plan  (Incorporated by reference to
                  Exhibit 10.24 to the 1995 Form 10-K).

10.21             Amendment No. 5 to Lease Agreement between the Company and St. Paul Properties, Inc., dated
                  May 30, 1996 (Incorporated by reference to Exhibit 10.22 to the 1996 Form 10-K).

10.22**           Letter Agreement dated November 1, 2002, extending the agreement dated September 11, 2001 between the Company and Manuel A. Villafana (Incorporated by reference to Exhibit 10.23 to the 2002 Form 10-K).

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

10.28*            Amendment 2 to License Agreement by and between Sulzer Carbomedics, Inc. and ATS Medical,
                  Inc., dated December 29, 1999 (confidential treatment granted) (Incorporated by reference to Exhibit 99.3 to the January 2000 Form 8-K).

10.29             Amendment No. 7 to Lease Agreement between the Company and St. Paul Properties, Inc., dated
                  May 18, 2000 (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended  June 30, 2000).

10.30             Lease Agreement between the Company and St. Paul Properties, Inc., dated April 29, 2000
                  (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended
                  June 30, 2000).

10.31             Amendment No. 8 to Lease Agreement between the Company and St. Paul Properties, Inc., dated
                  December 14, 2000 (Incorporated by reference to Exhibit 10.32 to the Company's Annual
                  Report on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K")).

10.32*            Amendment 8 to OEM Supply Contract by and between Sulzer Carbomedics, Inc. and ATS Medical,
                  Inc., dated November 3, 2000 (confidential treatment granted) (Incorporated by reference to
                  Exhibit 10.33 to the 2000 Form 10-K).

10.33             Form of U.S. Distribution Agreement (incorporated by reference to Exhibit 10.34 to the 2002
                  Form 10-K).

10.34             Amendment No. 9 to Lease Agreement between the Company and St. Paul Properties, Inc., dated
                  September 8, 2003 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2003).

10.35             Form of Employee Stock Option Agreement under the company's 2000 Stock Incentive Plan
                  (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report of Form 10-Q
                  for the quarter ended September 30, 2004).

10.36             Form of Non-Qualified Stock Option Agreement under the Company's 2000 Stock Incentive Plan
                  (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q
                  for the quarter ended September 30, 2004).

10.37             Form of Non-Plan Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit
                  10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
                  2004).

10.38*            Development and License Agreement dated as of April 26, 2004 between the Company and
                  ErySave AB (Incorporated by reference to Exhibit 10.1 to the company's Quarterly Report on
                  Form 10-Q for the quarter ended June 30, 2004).

10.39             Credit Agreement between Silicon Valley Bank and the Company, dated July 28, 2004
                  (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
                  for the quarter ended September 30, 2004).

10.40             Amendment No. 10 to Lease Agreement between the Company and St. Paul Properties, Inc. dated as of October 1, 2004.

10.41*            Agent Agreement dated November 9, 2004 between the Company and CryoCath Technologies, Inc.

10.42*            Distribution Agreement dated November 9, 2004 between the Company and CryoCath
                  Technologies, Inc.

10.43             Letter Agreement between the Company and Centerpulse USA Holding Co. dated July 9, 2003
                  (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on September 26,
                  2003).

10.44**           2004 Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10.36 to the Company's Form 10-K for the year ended December 31, 2003).

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

* Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of these exhibits have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

** Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15 of Form 10-K.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 14, 2005                      ATS MEDICAL, INC.

                                            By  /s/ Michael D. Dale
                                                ------------------------
                                            Michael D. Dale
                                            Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2005.

SIGNATURE                                   TITLE

                                    Chief Executive Officer,
                                    President and Chairman of the
/s/ Michael D. Dale                 Board (principal executive
------------------------------      officer)
Michael D. Dale

                                    Chief Financial Officer
                                    (principal financial and
/s/ John R. Judd                    accounting officer)
------------------------------
John R. Judd

/s/ David L. Boehnen                Director
------------------------------
David L. Boehnen

/s/ John D. Buck                    Director
------------------------------
John D. Buck

/s/ Eric W. Sivertson               Director
------------------------------
Eric W. Sivertson

/s/ Robert E. Munzenrider           Director
------------------------------
Robert E. Munzenrider

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

10.2**            ATS Medical Inc. 2000 Stock Incentive Plan (Incorporated by reference to the appendix to the Company's Definitive Proxy Statement filed on March 28, 2003).

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

10.9*             O.E.M. Supply Contract dated September 24, 1990, with CarboMedics, Inc. (confidential treatment granted) (Incorporated by reference to Exhibit 10.10 to the 1996 Form 10-K).

10.10*            License Agreement dated September 24, 1990, with CarboMedics, Inc. (confidential treatment granted) (Incorporated by reference to Exhibit 10.11 to the 1996 Form 10-K).

10.11**           Employment Agreement between the Company and Michael D. Dale dated September 18, 2002
                  (Incorporated by reference to Exhibit 10.12 to the Company's Form 10-K for the year ended
                  2002 (the "2002 Form 10-K")).

10.12             Helix BioCore, Inc. Self-Insurance Trust Agreement dated February 28, 1991 (Incorporated by reference to Exhibit 10.13 to the 1996 Form 10-K).

10.13*            Amendment 1 to License Agreement dated December 16, 1993, with CarboMedics, Inc.
                  (confidential treatment granted) (Incorporated by reference to Exhibit 10.17 to the 1993
                  Form 10-K).

10.14*            Amendment 4 to O.E.M. Supply Contract dated December 16, 1993, with CarboMedics, Inc.
                  (confidential treatment granted) (Incorporated by reference to Exhibit 10.18 to the 1993
                  Form 10-K).

10.15*            Amendment 5 to O.E.M. Supply Contract dated September 1, 1994, with CarboMedics, Inc.
                  (confidential treatment granted) (Incorporated by reference to Exhibit 10.19 to the 1994
                  Form 10-K).

10.16             Letter Agreement between the Company and Sulzer Carbomedics, Inc., dated June 27, 2002
                  (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended
                  June 20, 2002).

10.17             Line of Credit dated August 11, 1994, between the Company and First Bank National
                  Association (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1994).

10.18             Form of International Distributor Agreement (Incorporated by reference to Exhibit 10.22 to the 1994 Form 10-K).

10.19**           Form of Agreement between ATS Medical, Inc. and each officer dated June 30, 1995, concerning severance benefits upon a change in control (Incorporated by reference to
                  Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31,
                  1995 (the "1995 Form 10-K")).

10.20**           ATS Medical, Inc. Change in Control Severance Pay Plan  (Incorporated by reference to
                  Exhibit 10.24 to the 1995 Form 10-K).

10.21             Amendment No. 5 to Lease Agreement between the Company and St. Paul Properties, Inc., dated
                  May 30, 1996 (Incorporated by reference to Exhibit 10.22 to the 1996 Form 10-K).

10.22**           Letter Agreement dated November 1, 2002, extending the agreement dated September 11, 2001 between the Company and Manuel A. Villafana (Incorporated by reference to Exhibit 10.23 to the 2002 Form 10-K).

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

10.28*            Amendment 2 to License Agreement by and between Sulzer Carbomedics, Inc. and ATS Medical,
                  Inc., dated December 29, 1999 (confidential treatment granted) (Incorporated by reference to Exhibit 99.3 to the January 2000 Form 8-K).

10.29             Amendment No. 7 to Lease Agreement between the Company and St. Paul Properties, Inc., dated
                  May 18, 2000 (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended  June 30, 2000).

10.30             Lease Agreement between the Company and St. Paul Properties, Inc., dated April 29, 2000
                  (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended
                  June 30, 2000).

10.31             Amendment No. 8 to Lease Agreement between the Company and St. Paul Properties, Inc., dated
                  December 14, 2000 (Incorporated by reference to Exhibit 10.32 to the Company's Annual
                  Report on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K")).

10.32*            Amendment 8 to OEM Supply Contract by and between Sulzer Carbomedics, Inc. and ATS Medical,
                  Inc., dated November 3, 2000 (confidential treatment granted) (Incorporated by reference to
                  Exhibit 10.33 to the 2000 Form 10-K).

10.33             Form of U.S. Distribution Agreement (incorporated by reference to Exhibit 10.34 to the 2002
                  Form 10-K).

10.34             Amendment No. 9 to Lease Agreement between the Company and St. Paul Properties, Inc., dated
                  September 8, 2003 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2003).

10.35             Form of Employee Stock Option Agreement under the company's 2000 Stock Incentive Plan
                  (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report of Form 10-Q
                  for the quarter ended September 30, 2004).

10.36             Form of Non-Qualified Stock Option Agreement under the Company's 2000 Stock Incentive Plan
                  (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q
                  for the quarter ended September 30, 2004).

10.37             Form of Non-Plan Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit
                  10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
                  2004).

10.38*            Development and License Agreement dated as of April 26, 2004 between the Company and
                  ErySave AB (Incorporated by reference to Exhibit 10.1 to the company's Quarterly Report on
                  Form 10-Q for the quarter ended June 30, 2004).

10.39             Credit Agreement between Silicon Valley Bank and the Company, dated July 28, 2004
                  (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
                  for the quarter ended September 30, 2004).

10.40             Amendment No. 10 to Lease Agreement between the Company and St. Paul Properties, Inc. dated as of October 1, 2004.

10.41*            Agent Agreement dated November 9, 2004 between the Company and CryoCath Technologies, Inc.

10.42*            Distribution Agreement dated November 9, 2004 between the Company and CryoCath
                  Technologies, Inc.

10.43             Letter Agreement between the company and Centerpulse USA Holding co. dated July 9, 2003
                  (Incorporated by reference to Exhibit 10.1 to the company's Form 8-K filed on September 26,
                  2003).

10.44**           2004 Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10.36 to the Company's Form 10-K for the year ended December 31, 2003).

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

* Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of these exhibits have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

** Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15 of Form 10-K.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
ATS Medical, Inc.

We have audited the accompanying consolidated balance sheets of ATS Medical, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule presented at Item 15. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ATS Medical, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                        /s/Ernst & Young LLP

Minneapolis, Minnesota
February 14, 2005

                                ATS Medical, Inc.

                           Consolidated Balance Sheets
                        (In Thousands, Except Share Data)

                                                                        DECEMBER 31
                                                                    2004               2003
                                                                  --------           --------
ASSETS
Current assets:
   Cash and cash equivalents                                      $  8,302           $  6,472
   Short-term investments                                            7,692              2,003
                                                                  --------           --------
                                                                    15,994              8,475
   Accounts receivable, less allowance of $388 in 2004
     and $270 in 2003                                                7,893              4,939
   Inventories, net                                                 24,303             20,377
   Prepaid expenses                                                  1,053                508
                                                                  --------           --------
Total current assets                                                49,243             34,299

Leasehold improvements, furniture, and equipment, net                7,650              5,895

Inventories                                                          3,000             17,000

Intangible assets                                                   18,720             18,500

Other assets                                                           438                440
                                                                  --------           --------
Total assets                                                      $ 79,051           $ 76,134
                                                                  ========           ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                               $  4,049           $    989
   Due to related party                                                217                217
   Accrued reorganization charges                                        -                  9
   Accrued compensation                                              1,797              1,156
   Accrued distributor liabilities                                     527                475
   Other accrued liabilities                                           430                178
   Current maturities of note payable                                  764                  -
                                                                  --------           --------
Total current liabilities                                            7,784              3,024

Due to related party                                                    90                307
Note payable                                                         1,736                  -

Shareholders' equity:
   Common Stock, $0.01 par value:
     Authorized shares - 40,000,000
     Issued and outstanding shares - 30,889,637 in 2004 and
       26,778,557 in 2003                                              309                268
   Additional paid-in capital                                      136,562            123,412
   Accumulated deficit                                             (67,501)           (50,858)
   Accumulated other comprehensive income                               95                 51
   Deferred compensation                                               (24)               (70)
                                                                  --------           --------
Total shareholders' equity                                          69,441             72,803
                                                                  --------           --------
Total liabilities and shareholders' equity                        $ 79,051           $ 76,134
                                                                  ========           ========

See accompanying notes.

                                ATS Medical, Inc.

                      Consolidated Statements of Operations
                    (In Thousands, Except Per Share Amounts)

                                                                   YEAR ENDED DECEMBER 31
                                                          2004               2003              2002
                                                        --------           --------          --------
Net sales                                               $ 28,015           $ 18,484          $ 13,301
Cost of goods sold                                        21,227             17,632            12,307
                                                        --------           --------          --------
Gross profit                                               6,788                852               994

Operating expenses:
   Sales and marketing                                    16,520             10,180             3,312
   Research and development                                1,011              1,764             2,425
   General and administrative                              5,954              4,350             3,114
   Impairment of technology license                            -                  -             8,100
   Reorganization expenses                                     -                  -             1,130
   Gain on extinguishment of debt                              -             (2,575)                -
   Distributor termination expenses                            -                  -               821
                                                        --------           --------          --------
Total operating expenses                                  23,485             13,719            18,902
                                                        --------           --------          --------
Operating loss                                           (16,697)           (12,867)          (17,908)

Interest income                                              156                 81               176
Interest expense                                            (102)              (506)             (480)
                                                        --------           --------          --------
Net loss                                                $(16,643)          $(13,292)         $(18,212)
                                                        ========           ========          ========

Net loss per share:
   Basic and diluted                                    $  (0.58)          $  (0.55)         $  (0.82)

Weighted average number of shares outstanding:
   Basic and diluted                                      28,856             24,076            22,259

See accompanying notes.

                                ATS Medical, Inc.

            Consolidated Statement of Changes in Shareholders' Equity
                                 (In Thousands)


                                                                    ACCUMULATED
                                   COMMON STOCK        ADDITIONAL      OTHER
                                ------------------       PAID-IN   COMPREHENSIVE     DEFERRED     ACCUMULATED
                                SHARES      AMOUNT       CAPITAL   INCOME (LOSS)   COMPENSATION     DEFICIT        TOTAL
                                ------      ------     ----------  --------------  ------------   -----------    --------
Balance at December 31, 2001    22,204      $  222     $  111,355       $  -          $    -       $ (19,354)    $ 92,223
Common Stock issued under
   the Employee Stock
   Purchase Plan                   102           1            119          -               -               -          120
Change in foreign currency
   translation                       -           -              -         (4)              -               -           (4)
Net loss for the year                -           -              -          -               -         (18,212)     (18,212)
                                                                                                                 --------
Comprehensive loss                                                                                                (18,216)
                                ------      ------     ----------       ----          ------       ---------     --------
Balance at December 31, 2002    22,306         223        111,474         (4)              -         (37,566)      74,127
Common Stock issued under
   the Employee Stock
   Purchase Plan                    37           1             55                          -                           56
Stock options exercised             36           -            111          -               -               -          111
Common stock issued in
   private placement,
   net of offering costs         4,400          44         11,381          -               -               -       11,425
Stock option issued for
   services                          -           -            218          -               -               -          218
Deferred compensation                                                                                      -
   related to stock options          -           -            173          -            (173)                           -
Amortization of deferred                                                                                   -
   compensation                      -           -              -          -             103                          103
Change in foreign currency
   translation                       -           -              -         55               -               -           55
Net loss for the year                -           -              -          -               -         (13,292)     (13,292)
                                                                                                                 --------
Comprehensive loss                                                                                                (13,237)
                                ------      ------     ----------       ----          ------       ---------     --------
Balance at December 31, 2003    26,779         268        123,412         51             (70)        (50,858)      72,803
Common Stock issued under
   the Employee Stock
   Purchase Plan                    90           1            297          -               -               -          298
Stock options exercised            334           3            458          -               -               -          461
Common stock issued in
   private placement, net
   of offering costs             3,687          37         12,381          -               -               -       12,418
Deferred compensation
   related to stock options          -           -             14          -             (14)              -            -
Amortization of deferred
   compensation                      -           -              -          -              60               -           60
Change in foreign currency
   translation                       -           -              -         44               -               -           44
Net loss for the year                -           -              -          -               -         (16,643)     (16,643)
                                                                                                                 --------
Comprehensive loss                                                                                                (16,658)
                                ------      ------     ----------       ----          ------       ---------     --------
Balance at December 31, 2004    30,890      $  309     $  136,562       $ 95          $  (24)      $ (67,501)    $ 69,441
                                ======      ======     ==========       ====          ======       =========     ========

See accompanying notes.

                                ATS Medical, Inc.

                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                            YEAR ENDED DECEMBER 31
                                                                   2004               2003              2002
                                                                 --------           --------          --------
OPERATING ACTIVITIES
Net loss                                                         $(16,643)          $(13,292)         $(18,212)
Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation                                                   1,088                792               713
     Loss on disposal of equipment                                     17                  4                35
     Non-cash interest expense                                         12                320               480
     Compensation expense related to stock options                     60                321                 -
     Impairment of technology license                                   -                  -             8,100
     Gain on extinguishment of debt                                     -             (2,575)                -
     Lower of cost or market adjustment                               819              4,400             2,200
     Changes in operating assets and liabilities:
       Accounts receivable                                         (2,954)            (1,382)              526
       Inventories                                                  9,255             11,099             2,273
       Accounts payable and accrued expenses                        3,779                (42)              800
       Other                                                         (543)              (125)              186
                                                                 --------           --------          --------
Net cash used in operating activities                              (5,110)              (480)           (2,899)

INVESTING ACTIVITIES
Purchases of short-term investments                                (8,688)            (5,231)           (5,663)
Maturities of short-term investments                                2,999              5,729            10,860
Payments for technology license                                         -            (12,000)                -
Payments for other intangibles                                       (232)                 -                 -
Purchases of leasehold improvements, furniture, and
   equipment                                                       (2,860)              (665)             (186)
Proceeds on disposal of equipment                                       -                  -               165
                                                                 --------           --------          --------
Net cash provided by (used in) investing activities                (8,781)           (12,167)            5,176

FINANCING ACTIVITIES
Advances on note payable                                            2,500                  -                 -
Net proceeds from issuance of common stock                         13,177             11,592               120
                                                                 --------           --------          --------
Net cash provided by financing activities                          15,677             11,592               120

Effect of exchange rate changes                                        44                 55                (4)
                                                                 --------           --------          --------
(Decrease) increase in cash and cash equivalents                    1,830             (1,000)            2,393
Cash and cash equivalents at beginning of year                      6,472              7,472             5,079
                                                                 --------           --------          --------
Cash and cash equivalents at end of year                         $  8,302           $  6,472          $  7,472
                                                                 ========           ========          ========

See accompanying notes.

                                ATS Medical, Inc.

                   Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS ACTIVITY

ATS Medical, Inc. (the Company) develops, manufactures, and markets medical devices. The Company's interest lies with devices used by cardiovascular surgeons in the cardiac surgery operating theater. Currently, the Company participates in the mechanical bileaflet portion of the replacement heart valve market and the market for the surgical treatment of atrial fibrillation.

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

SHORT-TERM INVESTMENTS

Short-term investments are comprised of debt securities and are classified as available-for-sale. Available-for-sale securities are carried at cost which approximates fair value.

ACCOUNTS RECEIVABLE

Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable are due within 30-180 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

INVENTORIES

Inventories are carried at the lower of cost (first-in, first-out basis) or market. The majority of the inventories consist of purchased components. The Company has recorded a valuation reserve against inventories of $0.2 million as of December 31, 2004 and 2003. The Company has written down a portion of its inventories to provide for the lower of cost or market value expected to be realized on its sales in less developed countries. The write-down was $0.8 in 2004, $4.4 million in 2003, and $2.4 million in 2002. These write-downs were included in cost of goods sold in the statement of operations.

                                ATS Medical, Inc.

                   Notes to Consolidated Financial Statements

Inventories consist of the following (in thousands):

                           2004             2003
                         --------         --------
Raw materials            $  7,780         $ 12,033
Work-in-process             7,258            9,615
Finished goods             12,465           15,929
Obsolescence reserve         (200)            (200)
                         --------         --------
                         $ 27,303         $ 37,377
                         ========         ========

At December 31, 2004 and 2003, the Company's inventory is in excess of its current requirements based on the historical and anticipated level of sales. Management believes that excess quantities will be utilized over several years. The Company has classified $3.0 million and $17.0 million of inventories as non-current assets at December 31, 2004 and 2003, respectively.

OTHER ASSETS

Prior to obtaining directors' and officers' liability insurance, the Company had placed monies into a self-insurance trust to provide coverage for potential issues. At December 31, 2004 and 2003, the deposits within the trust amounted to $0.4 million.

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

TECHNOLOGY LICENSE

The Company has exclusive, worldwide right and license to use Sulzer Carbomedics, Inc. (Carbomedics) pyrolytic carbon technology (see Note 4). The technology license is included in intangible assets and is tested annually for impairment in accordance with Statement of Financial Accounting Standard 142 (SFAS 142) "Goodwill and Other Intangible Assets".

INDEFINITE-LIVED INTANGIBLE ASSETS

Indefinite-lived intangible assets are carried at cost. Statement of Financial Accounting Standard 142 (SFAS 142) "Goodwill and Other Intangible Assets" prohibits the amortization of intangible assets with indefinite useful lives. SFAS 142 requires that these assets be reviewed for impairment at least annually. Management reviews indefinite-lived intangible assets for impairment annually as of the last day of the second quarter, or more frequently if a change in circumstances or occurrence of events suggests the remaining value may not be recoverable. The test for impairment requires management to make estimates about fair-value which are based either on the expected undiscounted future cash flows or on other measures of value such as the market capitalization of the Company. If the carrying amount of the assets is greater than the measures of fair value, impairment is considered to have occurred and a write-down of the asset is recorded. Management completed the annual impairment tests in the second quarter of 2004 and determined that its single indefinite-lived asset, the technology license, was not impaired.

                                ATS Medical, Inc.

                   Notes to Consolidated Financial Statements

REVENUE RECOGNITION

A significant portion of the Company's revenue in the United States, Canada, and France is generated from consigned inventory maintained at hospitals or with field representatives. In these situations, revenue is recognized at the time that the product has been implanted or used. In all other instances, revenue is recognized at the time product is shipped. Certain independent distributors in select international markets receive rebates against invoiced sales amounts. In these situations, the Company accrues for these rebates at the time of the original sale. These rebates are treated as a reduction of revenue.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

ADVERTISING AND PROMOTIONAL COSTS

Advertising and promotional costs are charged to operations in the year incurred. Advertising and promotional costs charged to operations during 2004, 2003, and 2002 were $0.1 million each year.

FOREIGN CURRENCY TRANSLATION

The financial statements for operations outside the United States are maintained in their local currency. All assets and liabilities of the Company's international subsidiary are translated to United States dollars at year-end exchange rates, while elements of the statement of operations are translated at average exchange rates in effect during the year. Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive income (loss) in shareholders' equity. Gains and losses on foreign currency transactions were not significant during 2004, 2003, or 2002.

INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards 109 (SFAS 109) "Accounting for Income Taxes". Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the amounts of assets and liabilities recorded for income tax and financial reporting purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

WARRANTIES

The Company adopted Financial Accounting Standards Board Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Indebtedness to Others (FIN 45), during the first quarter of 2003. FIN 45 requires disclosures concerning the Company's obligations under certain guarantees.

The Company has indemnified the supplier of its valve components against claims made or damages assessed as the result of the supplier's manufacture of the valve components. The Company has determined that given its history of no reports of product failures or liability claims, the likelihood of claims and subsequent payments is remote, and accordingly, no liabilities in conjunction with this indemnification have been accrued.

                                ATS Medical, Inc.

                   Notes to Consolidated Financial Statements

STOCK-BASED COMPENSATION

The Company has a stock-based employee compensation plan, which is described more fully in Note 10. This plan is accounted for under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB No. 25, when the exercise price of stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share amounts):

                                                          2004             2003              2002
                                                       --------          --------         --------
Net loss as reported                                   $(16,643)         $(13,292)        $(18,212)
Deduct total stock-based employee compensation
  expense determined under fair value-based
  method for all awards                                  (2,350)           (1,357)          (1,149)
                                                       --------          --------         --------
Pro forma net loss                                     $(18,993)         $(14,649)        $(19,361)
                                                       ========          ========         ========

Net loss per share:
  Basic and diluted - as reported                      $  (0.58)         $  (0.55)        $  (0.82)
  Basic and diluted - pro forma                        $  (0.66)         $  (0.61)        $  (0.87)

Pro forma information regarding net loss and net loss per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Assumptions used:                2004        2003        2002
----------------------------    -------     -------     -------
Volatility                       0.89        0.93        0.95
Risk-free interest rate           4.0%        3.7%        3.7%
Expected life                   7 YEARS     8 years     9 years
Dividend yield                      0%          0%          0%

The pro forma effect on net loss is not representative of the pro forma effect on net income (loss) in future years.

NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average shares outstanding and excludes any dilutive effects of options, warrants, and convertible securities. For all periods presented, diluted net loss per share is equal to basic net loss per share because the effect of including potential common shares for stock options outstanding would have been anti-dilutive. Had net income been achieved, approximately 1,838,460 of common stock equivalents would have been included in the computation of diluted net income per share for the year ended December 31, 2004.

                                ATS Medical, Inc.

                   Notes to Consolidated Financial Statements

2. SHORT-TERM INVESTMENTS

As of December 31, 2004 and 2003, the cost of short-term investments held by the Company of $7.7 million and $2.0 million, respectively, which have maturity dates of one year or less, approximated their fair value and consist of the following ( in thousands):

                                  2004             2003
                                -------          -------
Commercial Paper                $ 3,065          $ 2,003
U.S. Agency                       3,566                -
Corporate Bonds                   1,061                -
                                -------          -------
                                $ 7,692          $ 2,003
                                =======          =======

3. LEASEHOLD IMPROVEMENTS, FURNITURE, AND EQUIPMENT, NET

Leasehold improvements, furniture, and equipment consist of the following (in thousands):

                                     2004              2003
                                    -------          -------
Furniture and fixtures              $   577          $   372
Equipment                             6,601            2,918
Leasehold improvements                3,294            3,227
Construction in progress              2,080            3,309
                                     12,552            9,826
Less accumulated depreciation         4,902            3,931
                                    -------          -------
                                    $ 7,650          $ 5,895
                                    =======          =======

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

In the second quarter of 2002, the Company experienced decreased sales volumes, decreased average selling prices and initiated certain restructuring activities pertaining to its executive team and the manner in which it sells its product from a direct sales force to a hybrid sales force of a few direct salespeople and several independent manufacturers representatives. In response to these conditions, the Company modified its pricing strategy and sales volume estimates in conjunction with the reorganization plan implemented and the increased competitive pressures in the European market. As a result of these conditions and changes, the Company reviewed its future cash flow analysis and changed its expectations of the sales volume estimates and its selling prices of the heart valve in the cash flow model to evaluate the recoverability of its technology license. When compared to the revised fair value as calculated by discounting the changed future cash flows at June 30, 2002, the Company determined a noncash charge representing an impairment of this asset needed to be recognized in the amount of $8.1 million in the second quarter of 2002. This charge also reflects, in part, the effect of the amended milestone payments in the early years of the technology transfer agreement relative to the benefits of lower-cost carbon not being realized until future years after the depletion of inventories currently on hand at the time of the analysis. There was no additional impairment to the technology license during 2004 and 2003.

                                ATS Medical, Inc.

                   Notes to Consolidated Financial Statements

5. PRIVATE PLACEMENT

In August 2003, the Company completed a private placement of common stock selling 4.4 million shares at $2.80 a share for gross proceeds of $12.3 million. The proceeds received were used to pay Centerpulse in conjunction with the agreement reached in July 2003 for the remaining obligations in conjunction with the technology license purchase (see Note 8).

In June 2004, the Company completed a private placement of common stock selling
3.7 million shares at $3.55 a share for gross proceeds of $13.1 million. The proceeds were used for general working capital purposes.

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

On November 9, 2004, the Company signed an exclusive agency agreement and a distribution agreement with CryoCath Technologies, Inc. The agreement grants the Company co-promotion rights in the United States as well as exclusive distribution rights in the rest of the world including Europe and Asia for CryoCath's cryotherapy products for the ablation of cardiac arrhythmias.

7. LONG-TERM DEBT

On July 28, 2004, the Company entered into an agreement with Silicon Valley Bank to establish a secured revolving credit facility for $8.5 million. Under terms of the agreement, the Company received a $2.5 million three-year term loan as well as a two-year $6.0 million line of credit. Borrowings available under the line of credit are based on certain receivable and inventory balances. At December 31, 2004, the Company is eligible to borrow $4.1 million on the line of credit. The term loan carries an interest rate of prime plus 1.0% with a minimum of 5.25%. At December 31, 2004, the actual rate was 6.75%. The line of credit carries an interest rate of prime plus 1.5% with a minimum rate of 5.75%. The credit facility contains two financial covenants, a leverage ratio and a required minimum tangible net worth.

As of December 31, 2004, the Company had drawn all $2.5 million of the three-year term loan. The term loan carries 36 equal installment payments beginning January 30, 2005. The future maturities of the long-term debt are $0.8 million in 2005, 2006, and 2007. The Company has not drawn any advances and accordingly has no outstanding balances on the line of credit at December 31, 2004.

8. EXTINGUISHMENT OF DEBT

In July 2003, the Company entered into an agreement with Centerpulse USA Holdings, Co. (Centerpulse) under which the Company would pay Centerpulse $12 million in exchange for cancellation of all of the Company's payment obligations under its carbon technology agreement with Carbomedics Inc. and provide for Company ownership of the technology license. Prior to this agreement, the Company was obligated to pay Centerpulse an aggregate of approximately $28 million under the technology agreement over a period of approximately four years. The obligations per the agreement were accrued as specific criteria were met. Of the total $28 million, there were two uncompleted milestones totaling $12 million not accrued at the time of the July 2003 agreement. As the $12 million payment made under the agreement was exceeded by the Company's accrued liability by approximately $2.6 million, the Company recognized a gain in the quarter ended September 30, 2003.

                                ATS Medical, Inc.

                   Notes to Consolidated Financial Statements

9. EMPLOYEE STOCK PURCHASE PLAN

In May 1998, the Company implemented the 1998 ATS Medical, Inc. 423 Employee Stock Purchase Plan. Under the terms of the plan, employees are eligible to purchase common stock of the Company on a quarterly basis. Employees can purchase common stock at 85% of the lesser of the market price of the common stock on the first day of the quarter or the last day of the quarter.

FISCAL YEAR                    NUMBER OF SHARES                  PRICE RANGE
-----------                    ----------------                ----------------
   2004                             90,203                     $ 2.93 - $  4.34
   2003                             36,762                     $ 0.41 - $  2.72
   2002                            101,980                     $ 0.46 - $  2.21

10. COMMON STOCK AND STOCK OPTIONS

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

The following table summarizes the options to purchase shares of the Company's Common Stock under the Plans:

                                                 STOCK OPTIONS OUTSTANDING                  WEIGHTED
                                      SHARES          UNDER THE PLANS                        AVERAGE
                                     RESERVED    -------------------------     NON-PLAN   EXERCISE PRICE
                                     FOR GRANT     ISO            NON-ISO      OPTIONS     PER SHARE
                                     ---------   ---------       ---------    ---------   --------------
Balance at December 31, 2001           286,042   1,108,836       1,128,579            -       8.17
  Options granted                     (595,000)    195,000         300,000      325,000       0.45
  Options canceled                     328,221    (545,709)       (430,912)           -       8.30
                                     ---------   ---------       ---------    ---------       ----
Balance at December 31, 2002            19,263     758,127         997,667      325,000       5.07
  Increase in shares reserved for
    grant                            1,000,000           -               -            -          -
    Options granted                   (848,448)    828,448          20,000    2,500,000       2.49
  Options exercised                          -      (5,875)        (30,000)           -       3.11
  Options canceled                     369,059    (285,404)        (99,167)    (100,000)      5.34
                                     ---------   ---------       ---------    ---------       ----
Balance at December 31, 2003           539,874   1,295,296         888,500    2,725,000       3.32
  Options granted                      (75,000)     25,000          50,000      916,000       4.30
  Options exercised                          -     (45,750)       (120,000)    (167,944)      1.38
  Options canceled                     159,751     (34,596)       (358,000)    (487,500)      5.43
                                     ---------   ---------       ---------    ---------       ----
Balance at December 31, 2004           624,625   1,239,950         460,500    2,985,556       3.27
                                     =========   =========       =========    =========

                               ATS Medical, Inc.

                   Notes to Consolidated Financial Statements

                                  OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                       -----------------------------------------       ---------------------------
                                         WEIGHTED
                                         AVERAGE        WEIGHTED                          WEIGHTED
                                        REMAINING        AVERAGE                          AVERAGE
   RANGE OF               NUMBER       CONTRACTUAL      EXERCISE          NUMBER          EXERCISE
EXERCISE PRICES        OUTSTANDING        LIFE           PRICE         EXERCISABLE         PRICE
----------------       -----------     -----------      --------       -----------        --------
$ 0.35 - $  0.52           821,291      7.89 years      $   0.44           290,125          $ 0.45
  0.79 -    2.51         1,099,565      8.28 years      $   1.77           219,565          $ 1.82
  2.70 -    3.60           841,700      9.11 years      $   3.38           116,700          $ 3.22
  3.64 -    3.80           822,000      8.88 years      $   3.75           235,509          $ 3.74
  3.99 -    8.19           842,450      7.25 years      $   5.45           277,394          $ 6.47
  8.25 -   12.44           259,000      5.07 years      $   9.95           259,000          $ 9.55
----------------         ---------      ----------      --------         ---------          ------
$ 0.35 - $ 12.44         4,686,006      8.10 years      $   3.27         1,398,293          $ 4.33
                         =========                                       =========

The weighted average fair value of options granted during the years ended December 31, 2004, 2003, and 2002, was $3.32, $2.05, and $0.37, respectively.

At December 31, 2004, 2003, and 2002, Plan and non-Plan options for 1,398,293, 1,045,851, and 857,145 shares of Common Stock, respectively, were exercisable at a weighted average price of $4.33, $6.35, and $7.61 per share, respectively. Options can be exercised by tendering shares previously acquired.

In 2002, 325,000 non-Plan options were granted at an average exercise price of $0.47. These options vest ratably over three or four year periods. Of the total non-Plan options granted, 50,000 options were granted to a non-employee in December 2002, the non-Plan options granted to non-employees, vest over three years to coincide with the period of service. As such, these options are revalued at each reporting date using an accelerated expense attribution method and expensed over the vesting periods. In 2003, 2,500,000 non-Plan options were granted at an average exercise price of $2.32. These options vest ratably over two or four year periods. Of the total non-Plan options granted, 120,000 options were granted to non-employees for prior services rendered.

During 2004, the costs recognized by the Company for deferred compensation and expense related to these non-Plan options were not significant. During 2003, the Company recognized $0.2 million of deferred compensation and $0.1 million of expenses related to these non-Plan, non-employee options.

The Company has 2,325,075 shares of Common Stock reserved for issuance under the Plans.

11. LEASES

The Company has operating leases for its facilities in Plymouth, Minnesota as well as France and China. These leases expire at various dates through November 2011. Future minimum lease payments under these agreements are as follows (in thousands):

Year ending December 31:
2005                               $    540
2006                                    514
2007                                    522
2008                                    471
2009                                    160
2010 and thereafter                     106
                                   --------
                                   $  2,313
                                   ========

The rent expense was $0.4 million, $0.3 million, and $0.4 million for 2004, 2003 and 2002, respectively.

                               ATS Medical, Inc.

                   Notes to Consolidated Financial Statements

12. INCOME TAXES

At December 31, 2004, the Company had net operating loss carryforwards of approximately $62 million and credits for increasing research and development costs of approximately $0.4 million, which are available to offset future taxable income or reduce taxes payable through 2024. These loss carryforwards will begin expiring in 2006. The credits continue to expire in 2005 through 2018.

Included as part of the Company's net operating loss carryforwards are approximately $2.7 million in tax deductions that resulted from the exercise of stock options. When these loss carryforwards are realized, the corresponding change in valuation allowance will be recorded as additional paid-in capital.

Components of deferred tax assets and liabilities are as follows (in thousands):

                                                              DECEMBER 31
                                                          2004              2003
                                                        --------         --------
Deferred tax assets (liabilities):
  Net operating loss carryforwards                      $ 23,085         $ 15,482
  Research and development credits                           416              647
  Inventory reserves                                       1,062            1,962
  Depreciation                                               701              490
  Technology license amortization                         (2,624)          (1,672)
  Compensation reserves                                      179               90
  Other                                                      313              319
                                                        --------         --------
Net deferred tax assets before valuation allowance        23,132           17,318
Less valuation allowance                                 (23,132)         (17,318)
                                                        --------         --------
Net deferred tax assets                                 $      -         $      -
                                                        ========         ========

The Company's ability to utilize its net operating loss carryforwards to offset future taxable income is subject to certain limitations under Section 382 of the Internal Revenue Code due to changes in the equity ownership of the Company.

Reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

                                                2004            2003         2002
                                               -----           -----         -----
Tax at statutory rate                          (34.0)%         (34.0)%       (34.0)%
State income taxes                              (4.0)           (4.0)         (4.0)
Impact of changes in valuation allowance        38.0            38.0          38.0
                                               -----           -----         -----
                                                   - %             - %           - %
                                               =====           =====         =====

13. COMMITMENTS

In June 2002, the Company amended the supply and technology transfer agreements with Carbomedics. The amendment to the supply agreement suspended component set purchases until January 2007. This postpones component purchases totaling approximately $21.5 million for the years ended December 31, 2003 to 2006. In January of 2007, the purchase obligations for 2003 would resume, with the obligations for 2004 through 2006 to follow in each subsequent year.

14. BENEFIT PLAN

The Company has a defined contribution salary deferral plan covering substantially all employees under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to contribute up to 12% of their annual compensation, with the Company contributing an amount equal to 25% of each employee's

                               ATS Medical, Inc.

                   Notes to Consolidated Financial Statements

contribution. The Company recognized expense for contributions to the plan of $0.1 million in 2004, 2003, and 2002.

15. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Since its inception, the Company has operated in the single industry segment developing, manufacturing, and marketing medical devices. As a result, the information disclosed herein materially represents all of the financial information related to the Company's principal operating segment. The Company derived the following percentages of its net sales from the following geographic regions:

                   2004             2003              2002
                   ----             ----              ----
North America        33%              28%               19%
Asia Pacific         33               32                42
Europe               28               29                26
Other Markets         6               11                13

Shown below are the percentages of sales of specific customers which exceeded 10% for the years shown:

                2004             2003              2002
                ----             ----              ----
Customer A      16.3%            21.4%             31.3%
Customer B        --               --              12.0

The Company had balances owing by two customers, which represented 24%, 11%, and 34% of its outstanding accounts receivable balances, respectively, at December 31, 2004, 2003, and 2002.

16. ACCRUED DISTRIBUTOR LIABILITIES

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

17. REORGANIZATION EXPENSES

In June 2002, the Board of Directors decided to implement new cost containment measures and to seek a new management team to lead the business. As part of these cost-reduction measures, approximately one-half of the workforce, including all of the executive officers of the Company, have been released from employment. The Company had 46 employees at December 31, 2002 compared to 89 employees at December 31, 2001. The Company recorded an expense of $1.1 million in conjunction with the reorganization in fiscal 2002, and made payments of $0.6 million in 2002 and $0.4 million in 2003. The reorganization expenses consist of approximately $1.0 million of severance pay and benefits, and $0.1 million of rent that was expensed for the vacated portion of the Company's leased facility. As of December 31, 2004 all reorganization expenses have been paid.

18. RELATED-PARTY TRANSACTION

For the years ended December 31, 2004, 2003, and 2002, the Company had a consulting agreement with a former director of the Company as of 2004, which provided for future annual compensation. The agreement provides for compensation through fiscal 2006. An expense has been recognized as a result of this agreement in the amount of $0.1 million and $0.2 million during 2003 and 2002. An expense for a portion

                               ATS Medical, Inc.

                   Notes to Consolidated Financial Statements

of the compensation was recognized at the time the agreement was signed, as the Company has deferred only the fair value of expected services to be received under the agreement.

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly data for 2004 and 2003 was as follows (in thousands, except loss per share):

                                                                      QUARTER
                                                 FIRST         SECOND          THIRD         FOURTH
                                                --------      -------         -------        -------
YEAR ENDED DECEMBER 31, 2004
Net sales                                       $  6,694      $ 7,548         $ 6,547        $ 7,226
Gross profit                                       1,927        2,120           1,369          1,371
Net loss                                          (3,305)      (3,368)         (4,526)        (5,444)

Net basic and diluted loss per share            $  (0.12)     $ (0.12)        $ (0.15)       $ (0.18)

YEAR ENDED DECEMBER 31, 2003
Net sales                                       $  3,965      $ 4,246         $ 4,639        $ 5,634
Gross profit                                       1,217          998           1,384         (2,747)
Net loss                                          (1,539)      (3,103)           (307)        (8,343)

Net basic and diluted loss                      $  (0.07)     $ (0.14)        $ (0.01)       $ (0.31)

The Company recorded lower of cost or market value adjustments against inventories of $0.8 million and $4.4 million in the fourth quarter of 2004 and 2003. In the third quarter of 2003, the Company recognized a $2.6 million gain on the extinguishment of debt.

20. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (Revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement
123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. Management expects to adopt Statement 123(R) on July 1, 2005. Management is evaluating which methodology to use in adopting Statement 123(R) and has not determined what effect it will have on its financial statements.

In December, 2004, the Financial Accounting Standards Board issued FASB Statement No. 151, Inventory Costs. Statement 151 requires abnormal amounts of inventory costs related to idle facility, freight handling, and wasted material expenses to be recognized as current period charges. Additionally, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. The Company believes the adoption of SFAS 151 will not have a material impact on its consolidated financial results.