Form 10-K/A
period 2004-12-31
ATS MEDICAL INC
filed 2005-03-21
CIK 824068

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)
            [X] Annual report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

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

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A ("Form 10-K/A") to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, initially filed with the Securities and Exchange Commission (the "SEC") on March 14, 2005 (the "Original Filing"), is being filed to amend and restate Item 5 of Part II of the Original Filing, solely to correct a typographical error in the Original Filing. In the Original Filing, both captions to the table containing quarterly price information for our common stock were "Fiscal Year 2003" rather than the first caption reading "Fiscal Year 2003" and then the second caption reading "Fiscal Year 2004." No other information in the Original Filing is amended hereby.

In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits
31.1 and 31.2, respectively.

Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

                                ATS MEDICAL, INC.
                                 2004 FORM 10-K

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

Fiscal Year 2003:        High      Low
-----------------        -----    -----
  First Quarter          $1.83    $0.41
  Second Quarter         $3.95    $1.30
  Third Quarter          $4.40    $3.07
  Fourth Quarter         $4.22    $3.50

Fiscal Year 2004:        High     Low
-----------------        -----    -----
  First Quarter          $6.49    $3.99
  Second Quarter         $5.75    $3.77
  Third Quarter          $3.99    $3.02
  Fourth Quarter         $4.66    $3.38

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

Consolidated Statements of Cash Flows for the years ended December 31, 2004,
2003, and 2002                                                                       Page F-5

Notes to Consolidated Financial Statements for the years ended December 31,          Page F-6 through
2004, 2003, and 2002                                                                 F-16

FINANCIAL STATEMENT SCHEDULES

                                ATS MEDICAL, INC.
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (in thousands)

                                                                  ADDITIONS -
                                                            ----------------------
                                                                        CHARGED TO
                                               BALANCE AT   CHARGED TO    OTHER                   BALANCE AT
                                                BEGINNING   COSTS AND   ACCOUNTS -   DEDUCTIONS     END OF
             DESCRIPTION                        OF PERIOD    EXPENSES    DESCRIBE     DESCRIBE      PERIOD
             -----------                       ----------   ----------  ----------   ----------   ----------
              COLUMN A                          COLUMN B           COLUMN C           COLUMN D     COLUMN E
              --------                          --------           --------           --------     --------
VALUATION ACCOUNTS:
    Year Ended December 31, 2004
    Deducted from asset accounts
       Allowance for doubtful accounts            $270        $150           $0      ($ 32)  (1)      $388
       Allowance for obsolete
       inventories                                $200        $  0           $0       $  0            $200
    Year ended December 31, 2003
       Allowance for doubtful accounts            $420        $  0           $0      ($150)  (2)      $270
       Allowance for obsolete
       inventories                                $200        $  0           $0       $  0            $200
    Year ended December 31, 2002
       Allowance for doubtful accounts            $400        $ 20           $0       $  0            $420
       Allowance for obsolete
       inventories                                $200        $  0           $0       $  0            $200

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


+10.40      Amendment No. 10 to Lease Agreement between the Company and St. Paul
            Properties, Inc. dated as of October 1, 2004.

+10.41*     Agent Agreement dated November 9, 2004 between the Company and
            CryoCath Technologies, Inc.

+10.42* Distribution Agreement dated November 9, 2004 between the Company and CryoCath Technologies, Inc.

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

+23         Consent of Ernst & Young LLP.

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2 Certification of Chief financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

+32.1       Certification of the Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+32.2       Certification of the Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of these exhibits have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

** Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15 of Form 10-K.

+ Previously filed with the original Form 10-K for the fiscal year ended December 31, 2004.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 21, 2005                     ATS MEDICAL, INC.

                                           By /s/ Michael D. Dale
                                              ------------------------------
                                           Michael D. Dale
                                           Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 21, 2005.

SIGNATURE                                   TITLE

                                    Chief Executive Officer,
                                    President and Chairman of the
                                    Board (principal executive
/s/ Michael D. Dale                 officer)
-----------------------------
Michael D. Dale

                                    Chief Financial Officer
                                    (principal financial and
/s/ John R. Judd                    accounting officer)
-----------------------------
John R. Judd

/s/ David L. Boehnen                Director
-----------------------------
David L. Boehnen

/s/ John D. Buck                    Director
-----------------------------
John D. Buck

/s/ Eric W. Sivertson               Director
-----------------------------
Eric W. Sivertson

/s/ Robert E. Munzenrider           Director
-----------------------------
Robert E. Munzenrider

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

+10.40      Amendment No. 10 to Lease Agreement between the Company and St. Paul
            Properties, Inc. dated as of October 1, 2004.

+10.41*     Agent Agreement dated November 9, 2004 between the Company and
            CryoCath Technologies, Inc.

+10.42* Distribution Agreement dated November 9, 2004 between the Company and CryoCath Technologies, Inc.

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

+23         Consent of Ernst & Young LLP.

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2 Certification of Chief financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

+32.1       Certification of the Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+32.2       Certification of the Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of these exhibits have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

** Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15 of Form 10-K.

+ Previously filed with the original Form 10-K for the fiscal year ended December 31, 2004.