Form 10-K/A
period 2004-12-31
ATS MEDICAL INC
filed 2005-04-29
CIK 824068

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
               ---------------------------------------------------

                                   FORM 10-K/A
                                (AMENDMENT NO. 2)
            [X] Annual report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

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

                                 Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                 Yes [X] No [ ]

      The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2004, was approximately $115,000,000 (based on the last sale price of such stock as reported by the NASDAQ National Market).

      The number of shares outstanding of each of the registrant's classes of common stock as of April 27, 2005, was 30,973,354 shares of $.01 par value common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

      Pursuant to General Instruction G, the responses to Items 10, 11, 12, and 14 of Part III of this report are incorporated herein by reference to certain information contained in the registrant's definitive Proxy Statement for its 2005 Annual Meeting of Shareholders to be held on May 5, 2005.

                                EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, initially filed with the Securities and Exchange Commission (the "SEC") on March 14, 2005 (the "Initial Filing") and amended on March 21, 2005 (the "Second Filing" and, collectively with the Initial Filing, the "Prior Filings"), is being filed to amend the Prior Filings as follows:

      - Item 9A is amended to update Evaluation of Disclosure Controls and Procedures and Management's Annual Report on Internal Control Over Financial Reporting to include management's assessment of the effectiveness of the Company's internal control over financial reporting, and

      - the related attestation report of the independent registered public accounting firm is included.

This Amendment No. 2 on Form 10-K/A is filed pursuant to SEC Release No. 34-50754, which provides up to 45 additional days beyond the due date of the Initial Filing for the filing of the above.

      As a result of these amendments, the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Prior Filings, have been re-executed and re-filed as of the date of this Amendment No. 2 on Form 10-K/A.

      Except for the amendments described above, this Amendment No. 2 on Form 10-K/A does not modify or update other disclosures in, or exhibits to, the Prior Filings.

                                ATS MEDICAL, INC.
                                 2004 FORM 10-K

                                     PART II

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that because of a material weakness in internal control over our inventory cycle counting procedures, our disclosure controls and procedures were not effective as of December 31, 2004.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Rule 13a-15 under the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of our published financial statements. All internal control systems, no matter how well designed, have inherent limitations.

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in the "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

While conducting this assessment, we identified a material weakness in our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The deficiency in our internal control related to ineffective application of inventory verification procedures, including cycle count procedures. Historically, we have relied on a cycle counting procedure to substantiate inventory quantities in lieu of taking physical inventories. During our evaluation of internal control over our cycle counting procedures, we determined that our processes in place during 2004 were neither sufficient nor documented adequately to rely upon. We therefore conducted a physical inventory after year end which confirmed the accuracy of our inventory as recorded in our financial statements for the year ended December 31, 2004. Thus this deficiency did not result in any adjustments to our annual or interim consolidated financial statements; however, this control deficiency could cause a misstatement of inventory that could result in a material misstatement in our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

Because of the material weakness described above, management has concluded that, as of December 31, 2004, the company did not maintain effective internal control over financial reporting based on the criteria established in "Internal Control
- Integrated Framework" issued by COSO.

Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in Form 10-K, as stated in their report which is included below.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fiscal quarter ended December 31, 2004, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Company has implemented the following specific enhancements to our internal control over financial reporting to address the material weaknesses described above. During the first quarter of 2005, the Company conducted a full count of its inventory. Such full inventory counting procedures will be repeated at regular intervals until a formalized and enhanced process for documenting and executing cycle counts has been developed and tested to be operating reliably.

REPORT OF OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of ATS Medical, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that ATS Medical, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because of the deficiency in ATS Medical's internal controls related to ineffective application of inventory verification procedures, including cycle count procedures, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ATS Medical's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment. The deficiency in ATS Medical's internal controls related to ineffective application of inventory verification procedures, including cycle count procedures. This control deficiency could cause a misstatement of inventory that could result in a material misstatement in the Company's annual or interim consolidated financial statements that would not be prevented or detected. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated February 14, 2005 on those financial statements.

In our opinion, management's assessment that ATS Medical, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, ATS Medical, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO control criteria.

                                                           /s/ Ernst & Young LLP

Minneapolis, Minnesota
April 15, 2005

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Note: Item 15 in the Prior Filings is unchanged except for the filing of (i) an additional consent of Ernst & Young LLP relating to their report on management's assessment of internal control, and (ii) additional certifications pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBITS

EXHIBIT
NUMBER                              DESCRIPTION

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

Dated: April 29, 2005                              ATS MEDICAL, INC.

                                                   By /s/ Michael D. Dale
                                                      ------------------------
                                                      Michael D. Dale
                                                      Chief Executive Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                              DESCRIPTION

23                Consent of Ernst & Young LLP.

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2 Certification of Chief financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.