Form 10-Q
period 2005-03-31
ATS MEDICAL INC
filed 2005-05-09
CIK 824068

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

                                 Not Applicable
            -------------------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)

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

                                    Yes [X] No [ ]

      The number of shares outstanding of each of the registrant's classes of common stock as of April 29, 2005, was:

            Common Stock, $.01 par value       30,974,354 shares

================================================================================

                                TABLE OF CONTENTS

                                                                                  Page(s)
                                                                                  -------
PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements (Unaudited)

              Consolidated Balance Sheets as of
              March 31, 2005, and December 31, 2004                                  3

              Consolidated Statements of Operations for the three
              months ended March 31, 2005 and 2004                                   4

              Consolidated Statements of Cash Flows for the three
              months ended March 31, 2005 and 2004                                   5

              Notes to Consolidated Financial Statements                           6 - 7

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                            8 - 18

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk                19

ITEM 4.   Controls and Procedures                                                   19

PART II.  OTHER INFORMATION

ITEM 6.   Exhibits                                                                  20

SIGNATURES                                                                          21

EXHIBIT INDEX                                                                       22

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                ATS MEDICAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                 (in thousands, except per share and share data)

                                                          MARCH 31,    DECEMBER 31,
                                                            2005           2004
                                                         -----------   ------------
                                                         (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                             $     5,364   $      8,302
   Short-term investments                                      4,296          7,692
   Accounts receivable, net                                    8,049          7,893
   Other receivables                                             300              -
   Inventories                                                26,982         24,303
   Prepaid expenses                                            1,050          1,053
                                                         -----------   ------------

Total current assets                                          46,041         49,243

Leasehold improvements, furniture and equipment, net           7,865          7,650
Inventories                                                        -          3,000
Intangible assets                                             18,713         18,720
Other assets                                                     436            438
                                                         -----------   ------------

Total assets                                             $    73,055   $     79,051
                                                         ===========   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                      $     2,811   $      4,049
   Accrued compensation                                        1,208          1,797
   Accrued distributor liabilities                               560            527
   Other accrued liabilities                                     341            430
   Due to related party                                          217            217
   Current maturities of note payable                            833            764
                                                         -----------   ------------

Total current liabilities                                      5,970          7,784

Due to related party                                              36             90
Note payable                                                   1,528          1,736
Shareholders' equity:
   Common stock, $.01 par value:
     authorized 40,000,000 shares; issued and
     outstanding 30,924,254 and 30,889,637 shares at
      March 31, 2005 and December 31, 2004                       309            309
   Additional paid-in capital                                136,648        136,562
   Deferred compensation                                         (14)           (24)
   Accumulated other comprehensive income                         38             95
   Accumulated deficit                                       (71,460)       (67,501)
                                                         -----------   ------------

Total shareholders' equity                                    65,521         69,441
                                                         -----------   ------------

Total liabilities and shareholders' equity               $    73,055   $     79,051
                                                         ===========   ============

The accompanying notes are an integral part of the consolidated financial statements.

                                ATS MEDICAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)
                     (in thousands, except per share data)

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                      2005                2004
                                                    --------            --------
Net sales                                            $ 7,063             $ 6,694
Cost of goods sold                                     4,301               4,766
                                                    --------            --------
Gross profit                                           2,762               1,928

Operating expenses:
   Sales and marketing                                 4,731               3,666
   Research and development                              302                 187
   General and administrative                          1,689               1,381
                                                    --------            --------

Total operating expenses                               6,722               5,234
                                                    --------            --------
Operating loss                                        (3,960)             (3,306)

Net interest income (expense)                              1                   1
                                                    --------            --------

Net loss                                            ($ 3,959)           ($ 3,305)
                                                    ========            ========
Net loss per share:
   Basic and diluted                                ($  0.13)           ($  0.12)
                                                    ========            ========
Weighted average number of shares
      used in calculation:
   Basic and diluted                                  30,913              26,802
                                                    ========            ========

The accompanying notes are an integral part of the consolidated financial statements.

                                ATS MEDICAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                   (unaudited)
                                 (in thousands)

                                                            THREE MONTHS ENDED MARCH 31,
                                                            ----------------------------
                                                              2005                2004
                                                            --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                    ($ 3,959)           ($ 3,305)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation                                                  369                 265
   Loss on disposal of equipment                                  17                   -
   Compensation expense on stock options                           4                  25
   Non-cash interest expense                                       7                   -
   Changes in operating assets and liabilities:
     Accounts and other receivables                             (456)               (920)
     Inventories                                                 321               3,688
     Prepaid expenses                                              5                (209)
     Other assets                                                  -                   4
     Accounts payable and accrued expenses                    (1,937)                (36)
                                                            --------            --------

Net cash used by operating activities                         (5,629)               (488)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term investments                              (497)               (996)
Sale of short-term investments                                 3,893               1,246
Purchases of furniture, machinery and equipment                 (601)               (108)
                                                            --------            --------

Net cash provided by investing activities                      2,795                 142

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of note payable                                      (139)                  -
Net proceeds from sales of common stock                           92                 118
                                                            --------            --------
Net cash provided by (used in) financing activities              (47)                118
                                                            --------            --------

Effect of exchange rate changes on cash                          (57)                (11)
                                                            --------            --------
Decrease in cash and cash equivalents                         (2,938)               (239)

Cash and cash equivalents at beginning of period               8,302               6,472
                                                            --------            --------

Cash and cash equivalents at end of period                   $ 5,364             $ 6,233
                                                            ========            ========

The accompanying notes are an integral part of the consolidated financial statements.

                                ATS MEDICAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The consolidated financial statements included in this Form 10-Q have been prepared by ATS Medical, Inc. (hereinafter the "Company," "ATS," "we," "us," or "our") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The consolidated financial statements include the accounts of the Company and its subsidiaries, and all significant inter-company accounts and transactions are eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations. The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. These unaudited consolidated interim financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in its Annual Report on Form 10-K for 2004.

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

                                                              Three months ended
                                                                   March 31,
                                                              ------------------
   (in thousands, except per share data)                        2005      2004
----------------------------------------------                --------  --------
Net loss, as reported                                         ($ 3,959) ($ 3,305)

Less:  Total stock-based employee compensation
     expense determined under fair value based
     method for all awards                                        (519)     (673)
                                                              --------  --------

Pro forma net loss                                            ($ 4,478) ($ 3,978)
                                                              ========  ========

Net loss per share:
     As reported
         Basic and diluted                                    ($  0.13) ($  0.12)
     Pro forma
         Basic and diluted                                    ($  0.14) ($  0.15)

NOTE 3. INVENTORIES

Inventories consist of the following:

                                        March 31,        December 31,
       (in thousands)                     2005               2004
----------------------------            ---------        ------------
Raw materials                           $   7,010        $      7,780
Work in process                             7,280               7,258
Finished goods                             12,857              12,465
Obsolescence reserve                         (165)               (200)
                                        ---------        ------------

Total, net                              $  26,982        $     27,303
                                        =========        ============

Balance sheet classification
Current assets                          $  26,982        $     24,303
Non-current assets                              -               3,000
                                        ---------        ------------

Total, net                              $  26,982        $     27,303
                                        =========        ============

At December 31, 2004, the Company maintained significant levels of inventory that exceeded current demand. Therefore, the Company classified $3.0 million of inventories as non-current assets at December 31, 2004.

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

The effective date of Statement 123(R) has been delayed and must now be adopted by the Company no later than January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. Management expects to adopt Statement 123(R) on January 1, 2006. Management is evaluating which methodology to use in adopting Statement 123(R) and has not determined what effect it will have on its financial statements.

In December 2004, the Financial Accounting Standards Board issued FASB Statement No. 151, Inventory Costs. Statement 151 requires abnormal amounts of inventory costs related to idle facility, freight handling, and wasted material expenses to be recognized as current period charges. Additionally, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. The Company believes the adoption of SFAS 151 will not have a material impact on its consolidated financial results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "may," "expect," "believe," "anticipate," or "estimate," identify such forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially from those expressed in such forward-looking statements. Some of the factors that could cause such material differences are identified in "Cautionary Statement." below. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future filings with the SEC.

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

Carbomedics, Inc. (f/k/a Sulzer Carbomedics, Inc.) developed the basic design from which the ATS heart valve evolved. Carbomedics is a large and experienced manufacturer of pyrolytic carbon components used in mechanical heart valves. Carbomedics has also designed and patented numerous mechanical valves. Carbomedics offered to license a patented and partially developed valve to us if we would complete the development of the valve and agree to purchase carbon components from Carbomedics. We hold an exclusive, royalty-free, worldwide license to an open pivot, bileaflet mechanical heart valve design owned by Carbomedics from which the ATS heart valve has evolved. In addition, we have an exclusive, worldwide right and license to use Carbomedics' pyrolytic carbon technology to manufacture components for the ATS heart valve.

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

With inventory purchases exceeding sales through the years, we built up significant inventories. The drawing down of these inventories since 2002 has provided a source of cash for operations. During 2004, we started manufacturing our own carbon components. In 2005 our manufacturing levels will approach our sales and in 2006 our inventory levels will flatten with manufacturing and sales being more in balance.

We have been steadily building both our domestic and international sales and marketing infrastructure since 2003. This rebuilding is the most significant factor in our expense levels since that time. Because sales prices in the United States exceed selling prices elsewhere, we feel that our future success will depend on achieving increased market share in the United States. Our U.S. sales as a percentage of our overall sales have grown from 4% in 2000 to 41% during the first quarter of 2005.

During 2004, we made our first ventures outside the mechanical heart valve market by completing two business development agreements. The first, signed in April 2004, is with ErySave AB (ErySave), a Swedish research firm, for exclusive worldwide rights to ErySave's PARSUS filtration technology for cardiac surgery procedures. We had no revenues in 2004 nor do we expect any for 2005 from this technology. In November, we completed a global partnership agreement with CryoCath Technologies, Inc. (CryoCath) to market CryoCath's surgical cryotherapy products for the ablation of cardiac arrhythmias. We realized revenue from the CryoCath agreement starting in the first quarter of 2005.

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

RESULTS OF OPERATIONS

The following table compares the dollar and percentage change in the Statements of Operations for the three month periods ended March 31, 2005 and 2004.

                                      Three months ended March 31,
                                ---------------------------------------
                                                      Increase
                                  2005       2004    (Decrease)     %
                                --------   -------   ----------   -----
Net sales                        $ 7,063    $6,694    $     369     5.5%
Cost of goods sold                 4,301     4,766         (465)   -9.8%
                                --------   -------   ----------   -----
Gross profit                       2,762     1,928          834    43.3%
Gross profit %                      39.1%     28.8%
Operating expenses:
  Sales and marketing              4,731     3,666        1,065    29.1%
  Research and development           302       187          115    61.5%
  General and administrative       1,689     1,381          308    22.3%
                                --------   -------   ----------   -----
Total operating expenses           6,722     5,234        1,488    28.4%
                                --------   -------   ----------   -----
Operating loss                    (3,960)   (3,306)        (654)  -19.8%

Net interest income (expense)          1         1            -     0.0%
                                --------   -------   ----------   -----

Net  loss                       ($ 3,959)  ($3,305)  ($     654)  -19.8%
                                ========   =======   ==========   =====

The following table presents the statement of operations as a percentage of net sales for the three month periods ended March 31, 2005 and 2004:

                                 Three months ended
                                     March 31,
                                 ------------------
                                 2005         2004
                                 -----        -----
Net sales                        100.0%       100.0%
Cost of goods sold                60.9%        71.2%
                                 -----        -----
Gross profit                      39.1%        28.8%
Operating expenses:
  Sales and marketing             67.0%        54.8%
  Research and development         4.3%         2.8%
  General and administrative      23.9%        20.6%
                                 -----        -----
Total operating expenses          95.2%        78.2%
                                 -----        -----
Operating loss                   -56.1%       -49.4%

Net interest income (expense)      0.0%         0.0%
                                 -----        -----

Net  loss                        -56.1%       -49.4%
                                 =====        =====

Net Sales. The following tables compare net sales between the three month periods ended March 31, 2005 and 2004:

                                 Three months ended March 31,
                            ---------------------------------------
                                                   Increase
   (in thousands)             2005       2004     (Decrease)    %
---------------------       --------   --------   ----------   ----
United States               $  2,870   $  2,390   $      480   20.1%

Outside United States          4,193      4,304         (111)  -2.6%
                            --------   --------   ----------   ----

Total net sales             $  7,063   $  6,694   $      369    5.5%
                            ========   ========   ==========   ====

                            Three months ended
                                 March 31,
                            ------------------
                            2005         2004
                            -----        -----
Share of total net sales:

United States                40.6%        35.7%

Outside United States        59.4%        64.3%
                            -----        -----

Total net sales             100.0%       100.0%
                            =====        =====

                                    2005 change in
                            Mechanical Heart Valve sales
                            ----------------------------
                            Average
                             Sales       Unit
                             Price       Sales     Total
                            -------      -----     -----
United States                -0.1%       10.1%     10.1%

Outside United States        -9.6%        4.4%     -5.6%
                             ----        ----      ----

Total change                 -5.0%        5.3%      0.0%
                             ====        ====      ====

Our U.S. sales organization in 2005 consists of four area directors managing 31 sales territories, compared to 27 territories in early 2004. Our representation within these territories consists of both direct sales representatives and independent agents. This new sales organization and overall greater sales efforts contributed to our increase in sales for the first three months of 2005 and to our sales within the U.S. accounting for a larger percentage of overall sales. Also contributing to our net sales growth in the first quarter of 2005 was initial commission income and direct sales revenue from CryoCath's surgical cryotherapy products under the global partnership agreement entered into in November 2004.

Since 2003, we have aggressively entered several international markets that represent opportunities for greater sales unit growth but at prices lower than our other markets. Prices in some of these territories are lower than our current manufacturing costs. We feel this strategy is reasonable because it allows us to increase our market share while reducing our high priced but paid-for inventories. Once we have exhausted our high priced components, we expect to have lower manufacturing costs per valve which will allow us to realize gross profit in these international markets.

Cost of goods sold. Our cost of goods sold as a percentage of net sales has varied due to changes in average selling price. Our gross profit is anticipated to improve as sales within the Unites States increase as a percentage of total sales and as we start selling valves that have been entirely manufactured in our facilities. Our inventories of high priced carbon components currently exceed our expected sales during 2005.

The ATS valve is made of materials that do not deteriorate. Other than the need to resterilize the valves periodically, there is no risk of perishability. Pyrolytic carbon, which is the substrate used in manufacturing our valves, has been the only material used to manufacture mechanical heart valves for humans for many years and remains the most advanced raw material for our products. The other sources of prosthetic heart valves for humans are cadaver, bovine and porcine tissues. Inventory obsolescence issues are remote because of certain advantages offered by mechanical heart valves, including superior durability. Similarly, we believe that, given the lead time that would be required, there is no material risk that there would be the introduction and FDA approval of another substrate that would replace pyrolytic carbon prior to the end of the period over which we expect to sell our inventory of valves.

Before 2004, all purchased pyrolytic carbon components for the ATS heart valve came from Carbomedics pursuant to a multi-year supply agreement entered into in 1990. The cost of the pyrolytic carbon components represents approximately 80% of the total cost of the ATS heart valve. Under the supply agreement, the cost of the pyrolytic carbon components has varied according to annual volume purchases and has been adjusted annually by reference to increases in the U.S. Department of Labor Employment Cost Index. The supply agreement with Carbomedics is still in effect but has been re-negotiated several times. Our current obligations under the supply agreement call for future purchase obligations starting in 2007 and continuing through 2011.

We maintain significant levels of carbon components in inventory due to past purchase requirements under the supply agreement. In addition, the cost of these components has been high and at times exceeded selling prices, necessitating lower of cost or market write-downs of inventories.

Pyrolytic carbon purchases after 2000 were at a lower cost than previous purchases. As these lower priced carbon sets are manufactured into finished valves and sold, our gross profit increased. Also contributing to the higher gross profit for the first three months of 2005 was the initial commission revenue and direct sales from sales of CryoCath's surgical cryotherapy products discussed above. Without the CryoCath revenue, gross profit as a percent of net sales for the three months ended March 31, 2005 would have been 2.7% lower than the actual gross profit of 39.1%.

Sales and Marketing. Cost increases in the first three months of 2005 over the same period in 2004 were for further development, mostly increased personnel costs, of our worldwide sales and marketing organization. Our U.S. sales and marketing costs increased approximately $0.6 million to support an increase in sales territories, the development of marketing programs in support of the new CryoCath products, and new marketing programs directed at increasing the U.S. market share of our mechanical heart valves. Internationally, our costs increased approximately $0.5 million to support efforts to go direct in China and Germany, and increased sales management.

Research and development. Research and development expenses increased $0.1 million for the first three months of 2005 over the same period in 2004 and include the costs to develop and improve current and future products and the costs for regulatory and clinical activities for these products. The increase in R & D spending reflects staff additions as well as an increase in the number of R & D programs.

General and administrative. G & A expenses increased $0.3 million for the first three months of 2005 over the same period in 2004. Major cost increases were for employee salary and benefits of $0.1 million and outside consulting services relating primarily to our costs of documenting and testing internal controls of $0.1 million.

Net interest income (expense). Interest income is primarily attributable to the investment of our cash balances. In July 2004, we entered into an agreement for a credit facility consisting of a $2.5 million term note and a $6.0 million line of credit, and we fully drew down the term note. Interest expense will be higher in future periods if we borrow funds under the line of credit.

Income taxes. At the end of 2004, we had accumulated approximately $62 million of net operating loss (NOL) carryforwards for U.S. tax purposes. We believe that our ability to fully utilize the existing NOL carryforwards could be restricted on a portion of the NOL for changes in control that may have occurred or may occur in the future. We have not conducted a formal study of whether a change in control of ATS has occurred in the past that impairs our NOL carryforwards because we are unable to utilize such NOL carryforwards until we achieve profitability and because this study would be very expensive to complete. When we attain profitability, we will conduct a formal study of any restrictions on our carryforwards. We have not recorded any net assets related to our NOL carryforwards and other deferred items as we currently cannot determine that it is reasonably likely that this asset will be realized and we, therefore, have provided a valuation allowance for the entire asset.

Net loss. Our net loss increased $0.7 million to $4.0 million for the first three months of 2005 from a net loss of $3.3 million for the same period in the prior year. The increase in net loss resulted from changes in sales offset by changes in operating costs, all of which are described above.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments were $9.7 million as of March 31, 2005, compared to $16.0 million as of December 31, 2004. This decrease in cash, cash equivalents, and short-term investments is discussed below.

Operating activities. During the first three months of 2005, we received cash payments from customers of approximately $6.6 million. We made cash payments to employees and suppliers of approximately $12.2 million. Our operating loss during the first three months of 2005 of $4.0 million was substantially funded through existing cash and investment balances. We have incurred significant expenses commercializing the ATS heart valve in the United States. As we build sales in future periods and our cost of inventories decreases, our operating losses will decrease, and we expect to move steadily towards a cash flow breakeven on sales and eventually to profitability. We believe our current cash and investment balances are adequate to fund our operating activities during 2005.

Investing activities. During the first three months of 2005, we purchased equipment, machinery and furniture totaling $0.6 million. For the remainder of 2005, we expect to purchase approximately $2.0 million of additional equipment. Capital purchases during 2005 have been mainly in support of increasing production in our pyrolytic carbon facility.

Financing Activities. During each of the first three months of 2005 and 2004, we raised approximately $0.1 million through the issuance of common stock through stock options and our employee stock purchase plan.

In July 2004, we entered into a secured credit facility consisting of a $2.5 million term note and a $6.0 million line of credit, and we fully drew down the $2.5 million term note. The term note calls for equal installment payments over 36 months which commenced in February 2005. Accordingly, during the first three months of 2005, we repaid $0.14 million on the note.

Under the secured credit facility, we are subject to certain financial covenants, including a liquidity ratio of not less than 2.25 to 1 and a net tangible net worth of at least $46 million through March 31, 2005. At March 31, 2005, the Company was in violation of its liquidity ratio covenant, which was waived by the bank in a letter dated May 6, 2005. Effective April 1, 2005, the credit facility agreement was amended to change the liquidity ratio covenant to
2.0 to 1, and the net tangible net worth covenant to $39 million through June 30, 2005, and $36 million thereafter.

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

In April 2004 we signed an exclusive development and licensing agreement with ErySave AB and made an initial milestone payment of approximately $0.2 million. Future payments under this agreement, based upon the attainment of developmental milestones, could total an additional $1.1 million. These payments are expected to occur during 2005 and 2006.

In November 2004 we signed a global partnership agreement with Canadian-based CryoCath Technologies, Inc. to market CryoCath's surgical cryotherapy products for the ablation of cardiac arrhythmias. For certain customers to which we will market, we have agreed to make a payment to CryoCath representing a portion of the prior year's sales to these customers and future payments of a certain percentage of the sales occurring over the following three-year period. These payments are refundable to us upon cancellation of the agreements. We expect that these payments will occur during the second quarter of 2005.

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

IN 2002, WE BEGAN USING A COMBINATION OF DIRECT SALES PERSONS AND INDEPENDENT MANUFACTURING REPRESENTATIVES TO SELL OUR VALVES IN THE UNITED STATES. IF OUR U.S. SALES STRATEGY IS NOT SUCCESSFUL, WE WILL NOT BE ABLE TO CONTINUE OUR OPERATIONS AS PLANNED.

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

WE ARE DEPENDENT UPON SALES OUTSIDE THE UNITED STATES, WHICH ARE SUBJECT TO A NUMBER OF RISKS INCLUDING A DROP IN SALES DUE TO CURRENCY FLUCTUATIONS.

      For the three months ended March 31, 2005, almost 60% of our net sales were derived from international operations. We expect that international sales will account for a substantial majority of our revenue until the ATS heart valve receives wider market acceptance from U.S. customers. Accordingly, any material decrease in foreign sales may materially and adversely affect our results of operations.

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

WE HAVE A HISTORY OF NET LOSSES. IF WE DO NOT HAVE NET INCOME IN THE FUTURE, WE MAY BE UNABLE TO CONTINUE OUR OPERATIONS.

      We are not currently profitable and have a very limited history of profitability. As of March 31, 2005, we had an accumulated deficit of $71.5 million. We expect to incur significant expenses over the next several years as we continue to devote substantial resources to the commercialization of the ATS heart valve in the United States. We will not generate net income unless we are able to significantly increase revenue from U.S. sales. If we continue to sustain losses, we may not be able to continue our business as planned.

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

OUR BUSINESS COULD BE SERIOUSLY HARMED IF THIRD-PARTY PAYERS DO NOT REIMBURSE THE COSTS FOR OUR HEART VALVE.

      Our ability to successfully commercialize the ATS heart valve depends on the extent to which reimbursement for the cost of our product and the related surgical procedure is available from third-party payers, such as governmental programs, private insurance plans and managed care organizations. Third-party payers are increasingly challenging the pricing of medical products and procedures that they consider not to be cost-effective or are used for a non-approved indication. The failure by physicians, hospitals and other users of our products to obtain sufficient reimbursement from third-party payers would seriously harm our business and results of operations.

      In recent years, there have been numerous proposals to change the health care system in the United States. Some of these proposals have included measures that would limit or eliminate payment for medical procedures or treatments. In addition, government and private third-party payers are increasingly attempting to contain health care costs by limiting both the coverage and the level of reimbursement. In international markets, reimbursement and health care payment systems vary significantly by country. In addition, we have encountered price resistance from government-administered health programs. Significant changes in the health care system in the United States or elsewhere, including changes resulting from adverse trends in third-party reimbursement programs, could have a material adverse effect on our business and results of operations.

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

      - public concern as to the safety and efficacy of products developed by us or others; and

      -     general market conditions.

      In addition, due to one or more of the foregoing factors, in future years our results of operations may fall below the expectations of securities analysts and investors. In that event, the market price of our common stock could be materially and adversely affected. Finally, in recent years the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance. These broad market fluctuations may materially adversely affect our stock price, regardless of our operating results.

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

In the United States, Canada, France and Germany, we sell our products directly to hospitals. In other international markets, we sell our products to independent distributors who, in turn, sell to medical hospitals. Loss, termination, or ineffectiveness of distributors to effectively promote our product would have a material adverse effect on our financial condition and results of operations.

Transactions with U.S. and non-U.S. customers and distributors, other than in France and Germany, are entered into in U.S. dollars, precluding the need for foreign currency hedges on such sales. Sales through our French and German subsidiaries are in Euros, so we are subject to profitability risk arising from exchange rate movements. We have not used foreign exchange contracts or similar devices to reduce this risk. We will evaluate the need to use foreign exchange contracts or similar devices if sales in France increase substantially.

We do not believe that inflation has had a material effect on our results of operations in recent years and periods. There can be no assurance, however, that our business will not be adversely affected by inflation in the future.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

As previously reported, in connection with our assessment of the effectiveness of our internal control over financial reporting at the end of our last fiscal year, we identified a material weakness in our internal control over financial reporting. The deficiency in our internal control related to ineffective application of inventory verification procedures, including cycle count procedures. Historically, we have relied on cycle counting procedure to substantiate inventory quantities in lieu of taking physical inventories. During our evaluation of internal control over our cycle counting procedures, we determined that our processes in place during 2004 were neither sufficient nor documented adequately to rely upon. We therefore conducted a physical inventory after year end which confirmed the accuracy of our inventory as recorded in our financial statements for the year ended December 31, 2004.

Other than as described in the preceding paragraph, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS

         3.1 Restated Articles of Incorporation, as amended to date (Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993)

         3.2 Bylaws of the Company, as amended to date (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

         4.1 Specimen certificate for shares of Common Stock of the Company (Incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

         10.1 Amendment Agreement, dated March 24, 2005, to the Credit Agreement between Silicon Valley Bank and the Company, dated July 28, 2004 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 30, 2005)

         10.2  2005 ATS Medical Management Incentive Compensation Plan (MICP)

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

Date: May 9, 2005              ATS MEDICAL, INC.

                                    By: /s/ Michael D. Dale
                                        -------------------
                                        Michael D. Dale, Chief Executive Officer
                                        (Duly Authorized Officer)

                                    By: /s/ John R. Judd
                                        -----------------
                                        John R. Judd, Chief Financial Officer
                                        (Principal Accounting Officer)

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

10.1              Amendment Agreement, dated March 24, 2005, to the Credit
                  Agreement between Silicon Valley Bank and the Company, dated
                  July 28, 2004 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 30,
                  2005)

10.2              2005 ATS Medical Management Incentive Compensation Plan (MICP)

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