Form 10-Q
period 2005-06-30
ATS MEDICAL INC
filed 2005-08-08
CIK 824068

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

                                 Not Applicable
             (Former name, former address and former fiscal year, if
                           changed since last report)

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

     The number of shares outstanding of each of the registrant's classes of common stock as of July 29, 2005, was:

                Common Stock, $.01 par value   31,007,693 shares

================================================================================

                                TABLE OF CONTENTS

                                                                         Page(s)
                                                                         -------
PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements (Unaudited)

              Consolidated Balance Sheets as of
              June 30, 2005, and December 31, 2004                             3

              Consolidated Statements of Operations for the three and
              six months ended June 30, 2005 and 2004                          4

              Consolidated Statements of Cash Flows for the six
              months ended June 30, 2005 and 2004                              5

              Notes to Consolidated Financial Statements                   6 - 8

ITEM 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  9 - 20

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk         21

ITEM 4.    Controls and Procedures                                            21

PART II.   OTHER INFORMATION

ITEM 4.    Submission of Matters to a Vote of Security Holders                22

ITEM 6.    Exhibits                                                      22 - 23

SIGNATURES                                                                    24

EXHIBIT INDEX                                                                 25

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                ATS MEDICAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                 (in thousands, except per share and share data)

                                                             JUNE 30,    DECEMBER 31,
                                                               2005          2004
                                                           -----------   ------------
                                                           (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                $  3,166       $  8,302
   Short-term investments                                      2,835          7,692
   Accounts receivable, net                                    8,921          7,893
   Other receivables                                              90             --
   Inventories                                                25,041         24,303
   Prepaid expenses                                              819          1,053
                                                            --------       --------
Total current assets                                          40,872         49,243

Leasehold improvements, furniture and equipment, net           7,961          7,650
Inventories                                                       --          3,000
Intangible assets                                             20,260         18,720
Other assets                                                     439            438
                                                            --------       --------
Total assets                                                $ 69,532       $ 79,051
                                                            ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                         $  2,071       $  4,049
   Accrued compensation                                        1,721          1,797
   Accrued distributor liabilities                               587            527
   Other accrued liabilities                                     265            430
   Due to related party                                          199            217
   Current maturities of note payable                            833            764
                                                            --------       --------
Total current liabilities                                      5,676          7,784

Due to related party                                              --             90
Note payable                                                   1,319          1,736
Shareholders' equity:
   Common stock, $.01 par value:
      authorized 40,000,000 shares; issued and
      outstanding 31,007,318 and 30,889,637 shares at
      June 30, 2005 and December 31, 2004                        310            309
   Additional paid-in capital                                136,887        136,562
   Deferred compensation                                          (9)           (24)
   Accumulated other comprehensive income (loss)                 (58)            95
   Accumulated deficit                                       (74,593)       (67,501)
                                                            --------       --------
Total shareholders' equity                                    62,537         69,441
                                                            --------       --------
Total liabilities and shareholders' equity                  $ 69,532       $ 79,051
                                                            ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

                                ATS MEDICAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)
                      (in thousands, except per share data)

                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                          JUNE 30,              JUNE 30,
                                    -------------------   -------------------
                                      2005       2004       2005       2004
                                    --------   --------   --------   --------
Net sales                           $  9,307   $  7,548   $ 16,370   $ 14,242
Cost of goods sold                     5,474      5,428      9,775     10,194
                                    --------   --------   --------   --------
Gross profit                           3,833      2,120      6,595      4,048

Operating expenses:
   Sales and marketing                 4,711      3,950      9,442      7,616
   Research and development              407        186        709        373
   General and administrative          1,826      1,367      3,515      2,748
                                    --------   --------   --------   --------
Total operating expenses               6,944      5,503     13,666     10,737
                                    --------   --------   --------   --------
Operating loss                        (3,111)    (3,383)    (7,071)    (6,689)

Net interest income (expense)            (22)        15        (21)        16
                                    --------   --------   --------   --------
Net loss                             ($3,133)   ($3,368)   ($7,092)   ($6,673)
                                    ========   ========   ========   ========
Net loss per share:
   Basic and diluted                  ($0.10)    ($0.12)    ($0.23)    ($0.25)

Weighted average number of shares
     used in calculation:
   Basic and diluted                  30,993     27,159     30,952     26,978

The accompanying notes are an integral part of the consolidated financial statements.

                                ATS MEDICAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                   (unaudited)
                                 (in thousands)

                                                      SIX MONTHS ENDED JUNE 30,
                                                      -------------------------
                                                           2005       2004
                                                         --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                  ($7,092)   ($6,673)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation                                               750        532
   Loss on disposal of equipment                               17          2
   Compensation expense on stock options and
      restricted stock units                                   61         34
   Non-cash interest expense                                   15         --
   Changes in operating assets and liabilities:
      Accounts and other receivables                       (1,118)    (1,621)
      Inventories                                           2,262      7,183
      Prepaid expenses                                        234        (67)
      Other assets                                             (1)         4
      Accounts payable and accrued expenses                (2,268)     1,495
                                                         --------   --------
Net cash provided by (used in) operating activities        (7,140)       889

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term investments                           (497)      (996)
Sale of short-term investments                              5,354      2,749
Payments for technology and distribution licenses          (1,555)      (188)
Purchases of furniture, machinery and equipment            (1,078)      (449)
                                                         --------   --------
Net cash provided by investing activities                   2,224      1,116

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of note payable                                   (347)        --
Net proceeds from sales of common stock                       280     12,757
                                                         --------   --------
Net cash provided by (used in) financing activities           (67)    12,757
                                                         --------   --------

Effect of exchange rate changes and
   unrealized investment gains and losses                    (153)         8
                                                         --------   --------
Increase (decrease) in cash and cash equivalents           (5,136)    14,770

Cash and cash equivalents at beginning of period            8,302      6,472
                                                         --------   --------
Cash and cash equivalents at end of period               $  3,166   $ 21,242
                                                         ========   ========

The accompanying notes are an integral part of the consolidated financial statements.

                                ATS MEDICAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The consolidated financial statements included in this Form 10-Q have been prepared by ATS Medical, Inc. (hereinafter the "Company," "ATS," "we," "us," or "our") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The consolidated financial statements include the accounts of the Company and its subsidiaries, and all significant inter-company accounts and transactions are eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations. The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. These unaudited consolidated interim financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for 2004.

These statements reflect, in management's opinion, all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. The results of operations for any interim period may not be indicative of results for the full year.

NOTE 2. STOCK-BASED COMPENSATION

The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The exercise price of the Company's employee stock options generally equals the market price of the underlying stock on the date of grant for all options granted, and thus, under APB 25, no compensation expense is recognized. During the three months ended June 30, 2005, restricted stock unit awards for 348,000 shares of common stock were granted to officers and certain employees, resulting in compensation expense charged to operating expenses of approximately $0.1 million during the period.

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

                                                Three months ended    Six months ended
                                                     June 30,             June 30,
                                                ------------------   -----------------
(in thousands, except per share data)             2005      2004       2005      2004
-------------------------------------           -------   -------    -------   -------
Net loss, as reported                           ($3,133)  ($3,368)   ($7,092)  ($6,673)

Less: Total stock-based employee compensation
   expense determined under fair value based
   method for all awards                           (563)     (579)    (1,082)   (1,252)
                                                -------   -------    -------   -------
Pro forma net loss                              ($3,696)  ($3,947)   ($8,174)  ($7,925)
                                                =======   =======    =======   =======
Net loss per share:
   As reported
      Basic and diluted                         ($ 0.10)  ($ 0.12)   ($ 0.23)  ($ 0.25)
   Pro forma
      Basic and diluted                         ($ 0.12)  ($ 0.15)   ($ 0.26)  ($ 0.29)

NOTE 3. INVENTORIES

Inventories consist of the following:

                               June 30,   December 31,
(in thousands)                   2005         2004
--------------                 --------   ------------
Raw materials                  $ 5,770      $ 7,780
Work in process                  7,607        7,258
Finished goods                  11,829       12,465
Obsolescence reserve              (165)        (200)
                               -------      -------
Total, net                     $25,041      $27,303
                               =======      =======
Balance sheet classification
Current assets                 $25,041      $24,303
Non-current assets                  --        3,000
                               -------      -------
Total, net                     $25,041      $27,303
                               =======      =======

At December 31, 2004, the Company maintained significant levels of inventory that exceeded current demand. Therefore, the Company classified $3.0 million of inventories as non-current assets at December 31, 2004.

NOTE 4. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the Company includes gains and losses from foreign currency translation which are charged or credited to the cumulative translation account within shareholders' equity. Gains and losses from foreign currency translation are not material. Comprehensive income also includes unrealized gains and losses on the Company's investment portfolio which are also charged or credited to shareholders' equity. Unrealized gains and losses on investments are not material.

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

In December 2004, the FASB issued FASB Statement No. 151, Inventory Costs. Statement 151 requires abnormal amounts of inventory costs related to idle facility, freight handling, and wasted material expenses to be recognized as current period charges. Additionally, Statement 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. The Company believes the adoption of FASB Statement No. 151 will not have a material impact on its consolidated financial results.

NOTE 6. LICENSING FEE PAYMENTS

During the quarter ended June 30, 2005, the Company made $1.6 million in licensing fee payments to Canadian-based CryoCath Technologies, Inc. under a November 2004 global partnership agreement. These payments are refundable upon cancellation of the agreements.

In July 2005, the Company made additional licensing fee payments of $0.3 million to ErySave AB under an exclusive development and licensing agreement signed in April 2004. Future payments under this agreement, based upon the attainment of developmental milestones, could total an additional $1.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "may," "expect," "believe," "anticipate," or "estimate," identify such forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially from those expressed in such forward-looking statements. Some of the factors that could cause such material differences are identified in "Cautionary Statements" below. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future filings with the SEC.

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

We commenced selling the ATS heart valve in international markets in 1992. In October 2000, we received FDA approval to sell the ATS Open Pivot(R) mechanical heart valve and commenced sales and marketing of our valve in the United States. The original sales forecasts as well as the pricing models that were used when the original supply agreement was signed with Carbomedics proved to be too optimistic. Accordingly, to keep the supply agreement active and the license to sell the valve exclusive, we purchased quantities of inventory far in excess of demand.

From 1990 through 2002, we paid Carbomedics approximately $125 million for the development of our valve, for the technology to manufacture our pyrolytic carbon components, and for pyrolytic valve components manufactured by Carbomedics. On December 31, 2002, we had remaining payments due under our technology agreement with Carbomedics that totaled $28 million. This led us in 2003 to negotiate an accelerated but reduced payment for all outstanding debts to Carbomedics related to the technology agreement. In August 2003 we paid $12 million to satisfy all future obligations under this agreement.

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

We have been steadily building both our domestic and international sales and marketing infrastructure since 2003. This rebuilding is the most significant factor in our expense levels since that time. Because sales prices in the United States exceed selling prices elsewhere, we feel that our future success will depend on achieving increased market share in the United States. Our U.S. sales as a percentage of our overall sales have grown from 4% in 2000 to 37% during the first half of 2005.

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

In 2005 we have continued our ventures outside the mechanical heart valve market by entering into two additional business development agreements. On June 22, 2005, we entered into a Marketing Services Agreement with Alabama Tissue Center, Inc. (ATC, a/k/a Regeneration Technologies, Inc. - Cardiovascular), a subsidiary of Regeneration Technologies, Inc. Under the terms of the agreement, ATC has appointed the Company as its exclusive marketing services representative to promote, market and solicit orders for ATC's processed cardiovascular allograft tissue from doctors, hospitals, clinics and patients throughout North America. On June 23, 2005, we entered into an Exclusive Development, Supply and Distribution Agreement with Genesee BioMedical, Inc. (GBI), under which GBI will develop, supply, and manufacture cardiac surgical products to include annuloplasty repair rings, c-rings and accessories, and the Company will have exclusive worldwide rights to market and sell such products.

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

RESULTS OF OPERATIONS

The following table compares the dollar and percentage change in the Statements of Operations for the three and six month periods ended June 30, 2005 and 2004.

                                       THREE MONTHS ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,
                                -----------------------------------------   ------------------------------------------
                                                      Increase (Decrease)                          Increase (Decrease)
                                                      -------------------                          -------------------
                                  2005       2004         $        %           2005       2004         $        %
                                --------   --------    ------   ------      ---------   --------    ------   ------
Net sales                       $  9,307   $  7,548    $1,759     23.3%     $  16,370   $ 14,242    $2,128     14.9%
Cost of goods sold                 5,474      5,428        46      0.8%         9,775     10,194      (419)    (4.1)%
                                --------   --------    ------   ------      ---------   --------    ------   ------
Gross profit                       3,833      2,120     1,713     80.8%         6,595      4,048     2,547     62.9%
Gross profit %                      41.2%      28.1%                             40.3%      28.4%
Operating expenses:
   Sales and marketing             4,711      3,950       761     19.3%         9,442      7,616     1,826     24.0%
   Research and development          407        186       221    118.8%           709        373       336     90.0%
   General and administrative      1,826      1,367       459     33.6%         3,515      2,748       767     27.9%
                                --------   --------    ------   ------      ---------   --------    ------   ------
Total operating expenses           6,944      5,503     1,441     26.2%        13,666     10,737     2,929     27.3%
                                --------   --------    ------   ------      ---------   --------    ------   ------
Operating loss                    (3,111)    (3,383)     (272)    (8.0)%       (7,071)    (6,689)      382      5.7%
Net interest income (expense)        (22)        15       (37)  (246.7)%          (21)        16       (37)  (231.3)%
                                --------   --------    ------   ------      ---------   --------    ------   ------
Net loss                         ($3,133)   ($3,368)    ($235)    (7.0)%     ($ 7,092)   ($6,673)   $  419      6.3%
                                ========   ========    ======   ======      =========   ========    ======   ======

The following table presents the statement of operations as a percentage of net sales for the three and six month periods ended June 30, 2005 and 2004:

                                THREE MONTHS ENDED   SIX MONTHS ENDED
                                     JUNE 30,            JUNE 30,
                                ------------------   ----------------
                                  2005     2004       2005     2004
                                 -----    -----      -----    -----
Net sales                        100.0%   100.0%     100.0%   100.0%
Cost of goods sold                58.8%    71.9%      59.7%    71.6%
                                 -----    -----      -----    -----
Gross profit                      41.2%    28.1%      40.3%    28.4%

Operating expenses:
   Sales and marketing            50.6%    52.3%      57.7%    53.5%
   Research and development        4.4%     2.5%       4.3%     2.6%
   General and administrative     19.6%    18.1%      21.5%    19.3%
                                 -----    -----      -----    -----
Total operating expenses          74.6%    72.9%      83.5%    75.4%
                                 -----    -----      -----    -----
Operating loss                   (33.4)%  (44.8)%    (43.2)%  (47.0)%

Net interest income (expense)     (0.2)%    0.2%      (0.1)%    0.1%
                                 -----    -----      -----    -----
Net loss                         (33.7)%  (44.6)%    (43.3)%  (46.9)%
                                 =====    =====      =====    =====

Net sales. The following tables compare net sales between the three and six month periods ended June 30, 2005 and 2004:

                            THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                        -----------------------------------   -------------------------------------
                                           Increase                                Increase
(in thousands)           2005     2004    (Decrease)     %      2005      2004    (Decrease)     %
--------------          ------   ------   ----------   ----   -------   -------   ----------   ----
United States           $3,252   $2,462     $  790     32.1%  $ 6,122   $ 4,852     $1,270     26.2%
Outside United States    6,055    5,086        969     19.1%   10,248     9,390        858      9.1%
                        ------   ------     ------     ----   -------   -------     ------     ----
Total                   $9,307   $7,548     $1,759     23.3%  $16,370   $14,242     $2,128     14.9%
                        ======   ======     ======     ====   =======   =======     ======     ====

                        THREE MONTHS ENDED                    SIX MONTHS ENDED
                             JUNE 30,                              JUNE 30,
                        ------------------                    ----------------
                           2005    2004                        2005    2004
                          -----   -----                       -----   -----
Share of total sales:
United States              34.9%   32.6%                      37.4%   34.1%
Outside United States      65.1%   67.4%                      62.6%   65.9%
                          -----   -----                       -----   -----
Total                     100.0%  100.0%                      100.0%  100.0%
                          =====   =====                       =====   =====

                             SECOND QUARTER 2005       SIX MONTHS YEAR-TO-DATE 2005
                                  CHANGE IN                      CHANGE IN
                        MECHANICAL HEART VALVE SALES   MECHANICAL HEART VALVE SALES
                        ----------------------------   ----------------------------
                           Average                        Average
                            Sales     Unit                 Sales     Unit
                            Price    Sales   Total         Price    Sales   Total
                           -------   -----   -----        -------   -----   -----
United States                6.6%     6.8%   13.9%          3.3%     8.4%   12.0%
Outside United States        5.9%     9.6%   16.0%         (1.1)%    7.3%    6.1%
                             ---      ---    ----          ----      ---    ----
Total                        5.5%     9.3%   15.3%          0.6%     7.4%    8.1%
                             ===      ===    ====          ====      ===    ====

Our sales organization in the United States consists of four area directors managing multiple sales territories. The number of sales territories has steadily increased since early 2004. Our representation within these territories consists of both direct sales representatives and independent agents. The experience gained by our growing sales organization and overall greater sales efforts has contributed to our increase in domestic sales during 2005 and to our U.S. sales accounting for a larger percentage of overall sales. Also contributing to our U.S. as well as international net sales growth for both the second quarter and year-to-date 2005 was initial commission income and direct sales revenue from CryoCath's surgical cryotherapy products under the global partnership agreement entered into in November 2004.

Since 2003, we have aggressively entered several international markets that represent opportunities for greater sales unit growth but at prices lower than our other markets. Prices in some of these territories are lower than our current manufacturing costs. We feel this strategy is reasonable because it allows us to increase our market share while reducing our high priced but paid-for inventories. Once we have exhausted our high priced components, we expect to have lower manufacturing costs per valve which will allow us to realize gross profit in these international markets. During the first half of 2005, we established a direct sales subsidiary in Germany. We now have sales organizations established in France, China and Germany.

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

Pyrolytic carbon purchases after 2000 were at a lower cost than previous purchases. As these lower priced carbon sets are manufactured into finished valves and sold, our gross profit increased. Also contributing to the higher gross profit for the three and six months ended June 30, 2005 was the initial commission revenue and direct sales from sales of CryoCath's surgical cryotherapy products discussed above. Without the CryoCath revenue, gross profit as a percent of net sales for the three and six months ended June 30, 2005 would have been 1.6% and 2.1% lower than the actual gross profits of 41.2% and 40.3%, respectively.

Sales and marketing. Cost increases for the three and six month periods ended June 30, 2005 over the same periods in 2004 were for further development, mostly increased personnel costs, of our worldwide sales and marketing organization. Our U.S. sales and marketing costs for the three and six month periods ended June 30, 2005 increased approximately $0.2 million and $0.8 million, respectively, over the same periods in the prior year to support an increase in sales territories, the development of marketing programs in support of the new CryoCath products, and new marketing programs directed at increasing the U.S. market share of our mechanical heart valves. Internationally, our sales and marketing costs for the three and six month periods ended June 30, 2005 increased approximately $0.6 million and $1.1 million, respectively, over the same periods in the prior year for costs to support our efforts to go direct in China and Germany, for separation costs in France, and for increased sales management.

Research and development. Research and development (R & D) expenses increased $0.2 and $0.3 million for the three and six month periods ended June 30, 2005, respectively, over the same periods in 2004 and include the costs to develop and improve current and future products and the costs for regulatory and clinical activities for these products. The increase in R & D spending reflects staff additions as well as an increase in the number of R & D programs.

General and administrative. General and administrative expenses increased $0.5 million for the three months ended June 30, 2005 and $0.8 million for the first six months of 2005 over the same periods in 2004. Major cost increases for the three month period ended June 2005 were for employee salary and benefits of $0.1 million, non-cash stock compensation and bonus expense of $0.1 million, legal fees in support of business development of $0.1 million, and outside consulting services relating primarily to Board of Directors fees of $0.1 million. Major cost increases for the six month period ended June 2005 were for employee salary and benefits of $0.1 million, non-cash stock compensation and bonus expense of $0.1 million, legal fees in support of business development and other outside services of $0.2 million, and outside consulting services relating primarily to Board of Directors fees of $0.1 million.

During the three months ended June 30, 2005, restricted stock unit awards for 348,000 shares of common stock were granted to officers and certain employees, resulting in non-cash stock compensation expense charged to general and administrative expenses of approximately $0.1 million during the second quarter of 2005. Stock compensation expense is expected to be $0.3 million in the third quarter of 2005 and $0.2 million in the fourth quarter of 2005.

Net interest income (expense). Interest income is primarily attributable to the investment of our cash balances. In July 2004, we entered into an agreement for a credit facility consisting of a $2.5 million term note and a $6.0 million line of credit, and we fully drew down the term note. During 2005, net interest expense is attributable to the excess of interest expense on the term note over interest income on lower cash and investment balances. Interest expense will be higher in future periods if we borrow funds under the line of credit.

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

Net loss. Our net loss declined $0.3 million to $3.1 million for the three months ended June 30, 2005 from a net loss of $3.4 million for the same period in the prior year, while for the six months ended June 30, 2005, our net loss increased $0.4 million to $7.1 million, from a net loss of $6.7 million for the same period in the prior year. The changes in net loss resulted from changes in sales offset by changes in operating costs, all of which are described above.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments were $6.0 million as of June 30, 2005, compared to $16.0 million as of December 31, 2004. This decrease in cash, cash equivalents, and short-term investments is discussed below.

Operating activities. During the first six months of 2005, we received net cash payments from customers of approximately $15.3 million. We made net cash payments to employees and suppliers of approximately $22.5 million. Our operating loss during the first six months of 2005 of $7.1 million was substantially funded through existing cash and investment balances. We have incurred significant expenses commercializing the ATS heart valve in the United States. As we build sales in future periods and our cost of inventories decreases, our operating losses will decrease, and we expect to move steadily towards a cash flow breakeven on sales and eventually to profitability. We believe our current cash and investment balances are adequate to fund our operating activities during 2005.

Investing activities. During the first six months of 2005, we purchased equipment, machinery and furniture totaling $1.1 million. For the remainder of 2005, we expect to purchase approximately $1.0 million of additional equipment. Capital purchases during 2005 have been mainly in support of increasing production in our pyrolytic carbon facility.

In November 2004 we signed a global partnership agreement with CryoCath Technologies, Inc. to market CryoCath's surgical cryotherapy products for the ablation of cardiac arrhythmias. For certain customers to which we will market, we have agreed to make a payment to CryoCath representing a portion of the prior year's sales to these customers and future payments of a certain percentage of the sales occurring over the following three-year period. These payments are refundable to us upon cancellation of the agreements. In June 2005, the Company made $1.6 million in licensing fee payments to CryoCath under the partnership agreement.

In April 2004 we signed an exclusive development and licensing agreement with ErySave AB and made an initial milestone payment of approximately $0.2 million. In July 2005, we made additional milestone payments of $0.3 million. Future payments under this agreement, based upon the attainment of developmental milestones, could total an additional $1.0 million. These payments are expected to occur during 2005 and 2006.

Financing activities. During the first six months of 2005, we raised approximately $0.3 million through the issuance of common stock through stock options and our employee stock purchase plan. During the first six months of 2004, we raised approximately $12.4 million in a private placement of common stock and raised approximately $0.4 million through the issuance of common stock through stock options and our employee stock purchase plan.

In July 2004, we entered into a secured credit facility consisting of a $2.5 million term note and a $6.0 million line of credit, and we fully drew down the $2.5 million term note. The term note calls for equal installment payments over 36 months which commenced in February 2005. Accordingly, during the first six months of 2005, we repaid $0.3 million on the note.

Under an amendment to the secured credit facility agreement effective April 1, 2005, we are subject to certain financial covenants, including a liquidity ratio of not less than 2.0 to 1.0 and a net tangible net worth of at least $39 million through June 30, 2005, and $36 million thereafter. At June 30, 2005, the Company was in violation of its liquidity ratio covenant, which was waived by the bank in a letter dated August 3, 2005.

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

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any "off-balance sheet arrangements" (as such term is defined in the rules and regulations of the SEC) that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

     Our success will depend, in large part, on the medical community's acceptance of the ATS heart valve in the United States, which is the largest revenue market in the world for heart valves. The U.S. medical community's acceptance of the ATS heart valve will depend upon our ability to demonstrate the safety and efficacy, advantages, long-term clinical performance and cost-effectiveness of the ATS heart valve as compared to other prosthetic heart valves. We cannot predict whether the U.S. medical community will accept the ATS heart valve or, if accepted, the extent of its use. Negative publicity resulting from isolated incidents involving the ATS heart valve or other prosthetic heart valves could have a significant adverse effect on the overall acceptance of our heart valve. If we encounter difficulties developing a market for the ATS heart valve in the United States, we may not be able to increase our revenue enough to achieve profitability and our business and results of operations will be seriously harmed.

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

WE ARE DEPENDENT UPON SALES OUTSIDE THE UNITED STATES, WHICH ARE SUBJECT TO A NUMBER OF RISKS INCLUDING A DROP IN SALES DUE TO CURRENCY FLUCTUATIONS.

     For the six months ended June 30, 2005, almost 63% of our net sales were derived from international operations. We expect that international sales will account for a substantial majority of our revenue until the ATS heart valve receives wider market acceptance from U.S. customers. Accordingly, any material decrease in foreign sales may materially and adversely affect our results of operations.

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

WE HAVE A HISTORY OF NET LOSSES. IF WE DO NOT HAVE NET INCOME IN THE FUTURE, WE MAY BE UNABLE TO CONTINUE OUR OPERATIONS.

     We are not currently profitable and have a very limited history of profitability. As of June 30, 2005, we had an accumulated deficit of $74.6 million. We expect to incur significant expenses over the next several years as we continue to devote substantial resources to the commercialization of the ATS heart valve in the United States. We will not generate net income unless we are able to significantly increase revenue from U.S. sales. If we continue to sustain losses, we may not be able to continue our business as planned.

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

     Under our agreement with Carbomedics, we have been granted an exclusive worldwide license to manufacture pyrolytic carbon components for the ATS heart valve. We cannot be certain that our strategy to establish internal manufacturing capabilities will result in a cost-effective means for manufacturing the ATS heart valve. We have limited experience in manufacturing pyrolytic carbon. Although we have an FDA-approved carbon manufacturing facility, we have only just started increasing production to higher levels. In the future, as we continue to increase production at the plant, we may encounter difficulties in maintaining and expanding our manufacturing operations, including problems involving:

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

     The manufacture and sale of mechanical heart valves entails significant risk of product liability claims and product recalls. A mechanical heart valve is a life-sustaining device and the failure of any mechanical heart valve usually results in the patient's death or need for re-operation. A product liability claim or product recall, regardless of the ultimate outcome, could require us to spend significant time and money in litigation or to pay significant damages and could seriously harm our business. We currently maintain product liability insurance coverage in an aggregate amount of $25 million. However, we cannot be assured that our current insurance coverage is adequate to cover the costs of any product liability claims made against us. Product liability insurance is expensive and does not cover the costs of a product recall. In the future, product liability insurance may not be available at satisfactory rates or in adequate amounts. A product liability claim or product recall could also materially and adversely affect our ability to attract and retain customers.

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

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of shareholders of the Company was held on May 5, 2005 at which time (i) five nominees were elected to the Board of Directors for one-year terms, (ii) the 2000 Stock Incentive Plan was amended to increase the number of shares of common stock of the Company available for awards under the Plan by 1,500,000 shares and to reduce the term of options under the Plan from ten to seven years, and (iii) Ernst & Young LLP was ratified as the independent registered public accounting firm of the Company for the year ending December 31, 2005. Proxies for the Company were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to management's solicitations. All nominees for directors as listed in the proxy statement were elected. The voting results were as follows:

                                                                                   Broker
                                       For      Withhold    Against    Abstain    Non-Votes
                                   ----------   --------   ---------   -------   ----------
     Election of Directors:
        Michael D. Dale            25,437,800    464,432          --        --           --
        David L. Boehnen           25,380,251    521,981          --        --           --
        Eric W. Sivertson          25,418,081    484,151          --        --           --
        Robert E. Munzenrider      25,422,081    480,151          --        --           --
        John D. Buck               25,425,881    476,351          --        --           --

     Amendment to 2000 Stock
        Incentive Plan              8,430,037         --   1,629,191   435,863   15,407,141

     Ratification of independent
        registered public
        accounting firm            25,802,467         --      69,270    30,495           --

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

     10.1 Amendment dated June 22, 2005, to Development and License Agreement between the Company and ErySave AB

     10.2* Marketing Services Agreement with Alabama Tissue Center, Inc. (also known as Regeneration Technologies, Inc. - Cardiovascular), a subsidiary of Regeneration Technologies, Inc., effective as of July 21, 2005

     10.3*  Exclusive Development, Supply and Distribution Agreement with
            Genesee BioMedical, Inc., dated June 23, 2005

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

Date: August 8, 2005                ATS MEDICAL, INC.


                                    By: /s/ Michael D. Dale
                                        ----------------------------------------
                                        Michael D. Dale, Chief Executive Officer
                                        (Duly Authorized Officer)


                                    By: /s/ John R. Judd
                                        ----------------------------------------
                                        John R. Judd, Chief Financial Officer
                                        (Principal Accounting Officer)

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

 10.1 Amendment dated June 22, 2005, to Development and License Agreement between the Company and ErySave AB

 10.2* Marketing Services Agreement with Alabama Tissue Center, Inc. (also known as Regeneration Technologies, Inc. - Cardiovascular), a subsidiary of Regeneration Technologies, Inc., effective as of July 21, 2005

 10.3*    Exclusive Development, Supply and Distribution Agreement with Genesee
          BioMedical, Inc., dated June 23, 2005

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