Form 10-Q
period 2005-09-30
ATS MEDICAL INC
filed 2005-11-09
CIK 824068

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

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                           COMMISSION FILE NO. 0-18602

                                ATS MEDICAL, INC.
             (Exact name of registrant as specified in its charter)

           MINNESOTA
     (State or other jurisdiction of                     41-1595629
     incorporation or organization)         (I.R.S. Employer Identification No.)

    3905 ANNAPOLIS LANE N., SUITE 105
         MINNEAPOLIS, MINNESOTA                             55447
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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                               Yes       No   X
                                   -----    -----

     The number of shares outstanding of each of the registrant's classes of common stock as of October 28, 2005, was:

Common Stock, $.01 par value   31,062,514 shares

================================================================================

                                TABLE OF CONTENTS

                                                                         Page(s)
                                                                         -------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

              Consolidated Balance Sheets as of
              September 30, 2005 and December 31, 2004                       3

              Consolidated Statements of Operations for the three and
              nine months ended September 30, 2005 and 2004                  4

              Consolidated Statements of Cash Flows for the nine
              months ended September 30, 2005 and 2004                       5

              Notes to Consolidated Financial Statements                   6 - 8

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  9 - 21

Item 3.    Quantitative and Qualitative Disclosures About Market Risk       22

Item 4.    Controls and Procedures                                          22

PART II.   OTHER INFORMATION                                                23

Item 6.    Exhibits                                                         23

SIGNATURES                                                                  24

EXHIBIT INDEX                                                               25

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                ATS MEDICAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except per share and share data)

                                                        SEPTEMBER 30,   DECEMBER 31,
                                                            2005            2004
                                                        -------------   ------------
                                                         (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                              $  1,019        $  8,302
   Short-term investments                                    1,954           7,692
   Accounts receivable, net                                 10,030           7,893
   Other receivables                                           270              --
   Inventories                                              23,782          24,303
   Prepaid expenses                                            831           1,053
                                                          --------        --------
Total current assets                                        37,886          49,243

Leasehold improvements, furniture and equipment, net         8,012           7,650
Inventories                                                     --           3,000
Intangible assets                                           20,515          18,720
Other assets                                                   442             438
                                                          --------        --------
Total assets                                              $ 66,855        $ 79,051
                                                          ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                       $  2,699        $  4,049
   Accrued compensation                                      1,790           1,797
   Accrued distributor liabilities                             744             527
   Other accrued liabilities                                   358             430
   Due to related party                                        145             217
   Current maturities of note payable                          833             764
                                                          --------        --------
Total current liabilities                                    6,569           7,784

Due to related party                                            --              90
Note payable                                                 1,111           1,736
Shareholders' equity:
   Common stock, $.01 par value:
      authorized 40,000,000 shares; issued and
      outstanding 31,061,514 and 30,889,637 shares at
      September 30, 2005 and December 31, 2004                 311             309
   Additional paid-in capital                              137,308         136,562
   Deferred compensation                                        --             (24)
   Accumulated other comprehensive income (loss)               227              95
   Accumulated deficit                                     (78,671)        (67,501)
                                                          --------        --------
Total shareholders' equity                                  59,175          69,441
                                                          --------        --------
Total liabilities and shareholders' equity                $ 66,855        $ 79,051
                                                          ========        ========

The accompanying notes are an integral part of the cosolidated financial statements.

                                ATS MEDICAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)

                                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                                             SEPTEMBER 30,         SEPTEMBER 30,
                                                         -------------------   ---------------------
                                                           2005       2004        2005        2004
                                                         --------   --------   ---------   ---------
Net sales                                                $  8,333   $  6,547   $  24,703   $  20,789
Cost of goods sold                                          5,714      5,178      15,489      15,372
                                                         --------   --------   ---------   ---------
Gross profit                                                2,619      1,369       9,214       5,417
Operating expenses:
   Sales and marketing                                      4,323      4,211      13,765      11,827
   Research and development                                   409        278       1,118         651
   General and administrative                               1,928      1,423       5,443       4,171
                                                         --------   --------   ---------   ---------
Total operating expenses                                    6,660      5,912      20,326      16,649
                                                         --------   --------   ---------   ---------
Operating loss                                             (4,041)    (4,543)    (11,112)    (11,232)

Net interest income (expense)                                 (37)        17         (58)         33
                                                         --------   --------   ---------   ---------
Net loss                                                  ($4,078)   ($4,526)   ($11,170)   ($11,199)
                                                         ========   ========   =========   =========
Net loss per share:
   Basic and diluted                                       ($0.13)    ($0.15)     ($0.36)     ($0.40)

Weighted average number of shares used in calculation:
   Basic and diluted                                       31,039     30,730      30,981      28,215

The accompanying notes are an integral part of the consolidated financial statements.

                                ATS MEDICAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)
                                 (in thousands)

                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                      ---------------------
                                                         2005        2004
                                                      ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                               ($11,170)   ($11,199)
Adjustments to reconcile net loss to net cash
   used in operating activities:

   Depreciation                                           1,145         802

   Compensation expense on stock options and
      restricted stock units                                359          33
   Non-cash interest expense                                 22           5
   Lower of cost or market adjustment                       700          --
   Changes in operating assets and liabilities:
      Accounts and other receivables                     (2,407)     (1,833)
      Inventories                                         2,821       8,979
      Prepaid expenses                                      222          14
      Other assets                                           (4)         --
      Accounts payable and accrued expenses              (1,374)      1,981
                                                      ---------   ---------
Net cash used in operating activities                    (9,686)     (1,218)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term investments                         (497)     (1,018)
Sale of short-term investments                            6,235       2,999
Payments for technology and distribution licenses        (1,817)       (232)

Purchases of furniture, machinery and equipment          (1,507)     (1,840)
                                                      ---------   ---------
Net cash provided by (used by) investing activities       2,414         (91)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan advances                                                --       2,500
Repayments of note payable                                 (556)         --
Net proceeds from sales of common stock                     413      12,975
                                                      ---------   ---------
Net cash provided by (used in) financing activities        (143)     15,475
                                                      ---------   ---------
Effect of exchange rate changes and unrealized
   investment gains and losses                              132          32
                                                      ---------   ---------
Increase (decrease) in cash and cash equivalents         (7,283)     14,198

Cash and cash equivalents at beginning of period          8,302       6,472
                                                      ---------   ---------
Cash and cash equivalents at end of period            $   1,019   $  20,670
                                                      =========   =========

The accompanying notes are an integral part of the consolidated financial statements.

                                ATS MEDICAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The consolidated financial statements included in this Form 10-Q have been prepared by ATS Medical, Inc. (hereinafter the "Company," "ATS," "we," "us," or "our") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The consolidated financial statements include the accounts of the Company and its subsidiaries, and all significant inter-company accounts and transactions are eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations. The year-end balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. These unaudited consolidated interim financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K, as amended, for 2004.

These statements reflect, in management's opinion, all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. The results of operations for any interim period may not be indicative of results for the full year.

NOTE 2. STOCK-BASED COMPENSATION

The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The exercise price of the Company's employee stock options generally equals the market price of the underlying stock on the date of grant for all options granted, and thus, under APB 25, no compensation expense is recognized. During April and May of 2005, restricted stock unit awards for 348,000 shares of common stock were granted to officers and certain employees, resulting in compensation expense charged to operating expenses of approximately $0.3 million and $0.4 million for the three and nine-month periods ended September 30, 2005.

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

                                                Three months ended    Nine months ended
                                                   September 30,        September 30,
                                                ------------------   -------------------
                                                  2005      2004       2005       2004
                                                -------   --------   --------   --------
(in thousands, except per share data)
Net loss, as reported                           ($4,078)  ($4,526)   ($11,170)  ($11,199)
Less: Total stock-based employee compensation
   expense determined under fair value based
   method for all awards                           (547)     (537)     (1,629)    (1,789)
                                                -------   -------    --------   --------
Pro forma net loss                              ($4,625)  ($5,063)   ($12,799)  ($12,988)
                                                =======   =======    ========   ========
Net loss per share:
   As reported
      Basic and diluted                          ($0.13)   ($0.15)     ($0.36)    ($0.40)
   Pro forma
      Basic and diluted                          ($0.15)   ($0.16)     ($0.41)    ($0.46)

NOTE 3. INVENTORIES

Inventories consist of the following:

                               September 30,   December 31,
(in thousands)                      2005           2004
--------------                 -------------   ------------
Raw materials                     $ 6,283        $ 7,780
Work in process                     7,395          7,258
Finished goods                     10,269         12,465
Obsolescence reserve                 (165)          (200)
                                  -------        -------
Total, net                        $23,782        $27,303
                                  =======        =======
Balance sheet classification
Current assets                    $23,782        $24,303
Non-current assets                     --          3,000
                                  -------        -------
Total, net                        $23,782        $27,303
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

Statement of Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS 142), guides the accounting treatment for ATS Medical's intangible assets including the exclusive distribution and agency agreements with CryoCath Technologies. This asset is considered an indefinite-lived asset and therefore not subject to amortization. Paragraph 17 of SFAS 142 states, "An intangible asset that is not subject to amortization shall be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test shall consist of a comparison of the fair value of an intangible asset with its carrying value. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess."

In July 2005, the Company made additional licensing fee payments of $0.3 million to ErySave AB under an exclusive development and licensing agreement signed in April 2004. Future payments under this agreement, based upon the attainment of developmental milestones, could total an additional $1.0 million and will occur over the next year. Upon payment of all milestones, an evaluation of the life of the technology will be made and an amortization period will be set.

NOTE 7. SUBSEQUENT EVENT - ISSUANCE OF CONVERTIBLE DEBT AND WARRANTS

On October 7, 2005 and October 12, 2005, the Company sold a combined $22.4 million aggregate principal amount of 6% Convertible Senior Notes due 2025 (Notes) and issued warrants to purchase 1,344,000 shares of the Company's common stock (Warrants). The Warrants are exercisable at $4.40 per share and expire in 2010. In addition, the Company also granted each of the purchasers of the Notes and Warrants a 120-day option to purchase its pro-rata portion of an additional $5.6 million of Notes and related Warrants to purchase 336,000 shares of common stock.

The Notes are convertible into common stock at any time at a fixed conversion price of $4.20 per share, subject to certain adjustments. If fully converted, the Notes would convert into approximately 5,333,334 shares of the Company's common stock. If the Notes are converted under certain circumstances on or prior to October 15, 2008, the Company will pay the investors the interest they would have received on the Notes through that date. The Company has the right to redeem the Notes at 100% of the principal amount plus accrued interest at any time on or after October 20, 2008, and the investors have the right to require the Company to repurchase the Notes at 100% of the principal amount plus accrued interest on October 15 in 2010, 2015 and 2020.

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

We have been steadily building both our domestic and international sales and marketing infrastructure since 2003. This rebuilding is the most significant factor in our expense levels since that time. Because sales prices in the United States exceed selling prices elsewhere, we feel that our future success will depend on achieving increased market share in the United States. Our U.S. sales as a percentage of our overall sales have grown from 4% in 2000 to 38.5% during the first nine months of 2005.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Management's discussion and analysis of financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect (1) the reported amounts of assets, liabilities, revenues, and expenses; and (2) the related disclosure of contingent assets and liabilities. At each balance sheet date, we evaluate our estimates and judgments. The critical accounting policies that are most important to fully understanding and evaluating the financial condition and results of operations are discussed in our most recent Annual Report on Form 10-K, as amended, on file with the SEC.

RESULTS OF OPERATIONS

The following table compares the dollar and percentage change in the Statements of Operations for the three and nine month periods ended September 30, 2005 and 2004.

                                     THREE MONTHS ENDED SEPTEMBER 30              NINE MONTHS ENDED SEPTEMBER 30,
                                -----------------------------------------   -------------------------------------------
                                                      Increase (Decrease)                           Increase (Decrease)
(dollars in thousands)            2005       2004          $        %          2005        2004          $        %
----------------------          --------   --------     ------   ------     ---------   ---------     ------   ------
Net sales                       $  8,333   $  6,547     $1,786     27.3%    $  24,703   $  20,789     $3,914     18.8%
Cost of goods sold                 5,714      5,178        536     10.4%       15,489      15,372        117      0.8%
                                --------   --------     ------     ----     ---------   ---------     ------   ------
Gross profit                       2,619      1,369      1,250     91.3%        9,214       5,417      3,797     70.1%
Gross profit %                      31.4%      20.9%                             37.3%       26.1%
Operating expenses:
   Sales and marketing             4,323      4,211        112      2.7%       13,765      11,827      1,938     16.4%
   Research and development          409        278        131     47.1%        1,118         651        467     71.7%
   General and administrative      1,928      1,423        505     35.5%        5,443       4,171      1,272     30.5%
                                --------   --------     ------     ----     ---------   ---------     ------   ------
Total operating expenses           6,660      5,912        748     12.7%       20,326      16,649      3,677     22.1%
                                --------   --------     ------     ----     ---------   ---------     ------   ------
Operating loss                    (4,041)    (4,543)       502    -11.0%      (11,112)    (11,232)       120     -1.1%
Net interest income (expense)        (37)        17        (54)  -317.6%          (58)         33        (91)  -275.8%
                                --------   --------     ------     ----     ---------   ---------     ------   ------
Net  loss                        ($4,078)   ($4,526)    $  448     -9.9%     ($11,170)   ($11,199)    $   29     -0.3%
                                ========   ========     ======     ====     =========   =========     ======   ======

The following table presents the Statement of Operations as a percentage of net sales for the three and nine month periods ended September 30, 2005 and 2004:

                                THREE MONTHS ENDED   NINE MONTHS ENDED
                                   SEPTEMBER 30,        SEPTEMBER 30,
                                ------------------   -----------------
                                    2005    2004        2005    2004
                                   -----   -----       -----   -----
Net sales                          100.0%  100.0%      100.0%  100.0%
Cost of goods sold                  68.6%   79.1%       62.7%   73.9%
                                   -----   -----       -----   -----
Gross profit                        31.4%   20.9%       37.3%   26.1%
Operating expenses:
   Sales and marketing              51.9%   64.3%       55.7%   56.9%
   Research and development          4.9%    4.2%        4.5%    3.1%
   General and administrative       23.1%   21.7%       22.0%   20.1%
                                   -----   -----       -----   -----
Total operating expenses            79.9%   90.3%       82.3%   80.1%
                                   -----   -----       -----   -----
Operating loss                     -48.5%  -69.4%      -45.0%  -54.0%
Net interest income (expense)       -0.4%    0.3%       -0.2%    0.2%
                                   -----   -----       -----   -----
Net  loss                          -48.9%  -69.1%      -45.2%  -53.9%
                                   =====   =====       =====   =====

NET SALES. The following tables compare net sales between the three and nine month periods ended September 30, 2005 and 2004:

                          THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                        -----------------------------------   -------------------------------------
                                           Increase                                Increase
(in thousands)           2005     2004    (Decrease)     %      2005      2004    (Decrease)     %
--------------          ------   ------   ----------   ----   -------   -------   ----------   ----
United States           $3,392   $2,003     $1,389     69.3%  $ 9,514   $ 6,855     $2,659     38.8%
Outside United States    4,941    4,544        397      8.7%   15,189    13,934      1,255      9.0%
                        ------   ------     ------     ----   -------   -------     ------     ----
Total                   $8,333   $6,547     $1,786     27.3%  $24,703   $20,789     $3,914     18.8%
                        ======   ======     ======     ====   =======   =======     ======     ====

                        THREE MONTHS ENDED    NINE MONTHS ENDED
                           SEPTEMBER 30,        SEPTEMBER 30,
                        ------------------   ------------------
                            2005    2004         2005    2004
                           -----   -----        -----   -----
Share of total sales:
United States               40.7%   30.6%        38.5%   33.0%
Outside United States       59.3%   69.4%        61.5%   67.0%
                           -----   -----        -----   -----
Total                      100.0%  100.0%       100.0%  100.0%
                           =====   =====        =====   =====

                             THIRD QUARTER 2005        NINE MONTHS YEAR-TO-DATE 2005
                                  CHANGE IN                      CHANGE IN
                        MECHANICAL HEART VALVE SALES    MECHANICAL HEART VALVE SALES
                        ----------------------------   -----------------------------
                           Average                        Average
                            Sales     Unit                 Sales     Unit
                            Price    Sales   Total         Price    Sales   Total
                           -------   -----   -----        -------   -----   -----
United States                1.3%    22.2%   23.79%         2.7%    12.4%   15.4%
Outside United States       -9.5%    13.0%    2.30%        -3.9%     9.1%    4.9%
                            -----    ----    -----         -----    ----    ----
Total                       -4.7%    14.2%     8.9%        -1.1%     9.6%    8.4%
                            =====    ====    =====         =====    ====    ====

Our sales organization in the United States consists of four area directors managing multiple sales territories. The number of sales territories has steadily increased since early 2004. Our representation within these territories consists of both direct sales representatives and independent agents. The experience gained by our growing sales organization and overall greater sales efforts has contributed to our increase in domestic sales during 2005 and to our U.S. sales accounting for a larger percentage of overall sales. Also contributing to our U.S. as well as international net sales growth for both the third quarter and year-to-date 2005 was commission income and direct sales revenue from CryoCath's surgical cryotherapy products under the global partnership agreement entered into in November 2004; and revenues received from Regeneration Technologies, Inc. under a marketing services agreement and net sales from a surgical tool system, both beginning in the third quarter of 2005. Revenues from new products are 14.5% and 8.8% of total revenues for the three and nine-month periods ended September 30, 2005.

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

Pyrolytic carbon purchases after 2000 were at a lower cost than previous purchases. As these lower priced carbon sets were manufactured into finished valves and sold, our gross profit increased. Our margin increase from 26.1% for the nine-months ended September 30, 2004, to 37.3% in the nine-months ended September 30, 2005 was driven by three factors; (1) lower mechanical heart valve component costs, (2) agency commissions from CryoCath Technologies and Regeneration Technologies that have no cost of sales associated with the revenue, and (3) product sales from CryoCath Technologies that have higher gross margins than our mechanical valve business.

During the third quarter of 2005, we made write-downs of $0.7 million to our inventories due to future selling prices being lower than manufacturing costs in select international markets. During the third quarter of 2004, we incurred production ramp-up costs of $0.4 million as we began the process of manufacturing pyrolytic carbon components in our own facility. Without these adjustments for lower of cost or market and production ramp up costs, our adjusted gross profit as a percent of net sales for the three months ended September 30, 2005 and 2004 would have been 8.4% and 6.3% higher than the actual gross profit of 31.4% and 20.9%, respectively. For the nine months ended September 30, 2005 and 2004, adjusted gross profit as a percent of net sales would have been 2.8% and 2.0% higher than the actual gross profit of 37.3% and 26.1%, respectively.

ATS reports its financial results in accordance with generally accepted accounting principles ("GAAP"). In addition, from time to time, we include other measures in our reports which are not prepared in accordance with GAAP. Investors should consider these non-GAAP measures in addition to, not as a substitute for or as superior to, financial reporting measures prepared in accordance with GAAP. In the above paragraph, we have included adjusted versions of our gross margin percentages for the third quarters and first nine months of 2005 and 2004. These non-GAAP measures do not reflect a lower of cost or market inventory adjustment in the third quarter of 2005 and certain factory production ramp-up costs in the third quarter of 2004 because we believe that these charges will not be incurred on a regular basis in the future. Historically, we have taken lower of cost or market inventory adjustments because our inventory consisted largely or entirely of high-cost heart valve components purchased under our Carbomedics Supply Agreement and a larger percentage of our sales of heart valves was in foreign markets with depressed pricing. With the suspension of purchases under the Supply Agreement in 2002 and the commencement of manufacturing our own lower-cost heart valve components in 2004 we have steadily reduced our inventory of high-cost components to the point that we expect our inventory and sales levels to be in balance in 2006. At the same time our sales of valves in the higher-priced U.S. market have increased. As a result, we anticipate that we will record few if any lower of cost or market inventory adjustments in future periods. Similarly, our factory production ramp-up costs recorded in the third quarter of 2004 related to the launch and qualification of our valve component manufacturing facility. Now that our manufacturing facility is up and running we do not expect to incur such ramp-up costs in future periods. We use the adjusted gross margin measure in our internal analysis and review of our operational performance. We believe that these non-GAAP measures provide investors with useful information in comparing our performance over different periods, particularly when comparing one of these periods to a period in which we did not incur these kind of charges. By using these non-GAAP measures we believe investors get a better picture of the performance of our underlying business. The table below reconciles our gross margin percentage calculated using numbers prepared in accordance with GAAP to our adjusted gross margin percentages presented above.

                                ATS MEDICAL, INC.
          RECONCILIATION OF GAAP GROSS PROFIT TO ADJUSTED GROSS PROFIT
                                 (IN THOUSANDS)

                                        Three months ended   Nine months ended
                                           September 30,       September 30,
                                        ------------------   -----------------
                                          2005     2004        2005      2004
                                         ------   ------     -------   -------
Net sales, as reported                   $8,333   $6,547     $24,703   $20,789
Cost of goods sold, as reported           5,714    5,178      15,489    15,372
                                         ------   ------     -------   -------
Gross profit, as reported                 2,619    1,369       9,214     5,417
Gross profit %                             31.4%    20.9%       37.3%     26.1%
Adjustments to gross profit
   Factory production ramp-up costs          --      415          --       415
   Lower of cost or market write-down       700       --         700        --
                                         ------   ------     -------   -------
Adjusted gross profit                     3,319    1,784       9,914     5,832
Adjusted gross profit %                    39.8%    27.2%       40.1%     28.1%

SALES AND MARKETING. Cost increases for the three and nine month periods ended September 30, 2005 over the same periods in 2004 were for further development, mostly increased personnel costs, of our worldwide sales and marketing organization. Our U.S. sales and marketing costs for the three month period ended September 30, 2005 were approximately equal to our costs during the same period in 2004. For the nine-month period ended September 30, 2005, sales and marketing costs increased $1.9 million over the same period in the prior year to support an increase in sales territories, the development of marketing programs in support of the new products and services, and new marketing programs directed at increasing the U.S. market share of our mechanical heart valves. Internationally, our sales and marketing costs for the three and nine month periods ended September 30, 2005 increased approximately $0.3 million and $1.3 million, respectively, over the same periods in the prior year for costs to support our efforts to go direct in China and Germany, for separation costs in France, and for increased sales management.

RESEARCH AND DEVELOPMENT. Research and development (R & D) expenses increased $0.1 and $0.5 million for the three and nine month periods ended September 30, 2005, respectively, over the same periods in 2004 and include the costs to develop and improve current and future products and the costs for regulatory and clinical activities for these products. The increase in R & D spending reflects staff additions as well as an increase in the number of R & D programs.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $0.5 million for the three months ended September 30, 2005 and $1.3 million for the first nine months of 2005 over the same periods in 2004. Major cost increases for the three month period ended September 30, 2005 were for employee salary and benefits of $0.1 million, non-cash stock compensation and bonus expense of $0.3 million, and outside consulting services relating primarily to Board of Directors fees of $0.1 million. Major cost increases for the nine month period ended September 30, 2005 were for employee salary and benefits of $0.2 million, non-cash stock compensation and bonus expense of $0.4 million, legal fees in support of business development and other outside services of $0.3 million, and outside consulting services relating primarily to Board of Directors fees of $0.1 million.

During the three months ended June 30, 2005, restricted stock unit awards for 348,000 shares of common stock were granted to officers and certain employees, resulting in non-cash stock compensation expense charged to general and administrative expenses of approximately $0.1 million during the second quarter of 2005 and $0.3 million during the third quarter of 2005. Stock compensation expense is expected to be $0.3 million in the fourth quarter of 2005.

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

NET LOSS. Our net loss declined $0.4 million to $4.1 million for the three months ended September 30, 2005 from a net loss of $4.5 million for the same period in the prior year, while for the nine months ended September 30, 2005, our net loss was $11.2 million for both years. The changes in net loss resulted from changes in sales offset by changes in operating costs, all of which are described above.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments were $3.0 million as of September 30, 2005, compared to $16.0 million as of December 31, 2004. This decrease in cash, cash equivalents, and short-term investments is discussed below.

OPERATING ACTIVITIES. Net cash used in operations was $9.7 million for the nine months ended September, 2005 compared to $1.2 million for the same period in 2004. During the last half of 2004 and all of 2005, we have been increasing the amount of manufacturing activity as we replace inventory purchased in prior years with our own manufactured inventory. This rebuilding of our inventories reduced the positive cash flows realized in 2005 as inventories decreased $2.8 million versus $9.0 million in 2004 even though we experienced revenue growth of approximately 19%.

During the first nine months of 2005, we received net cash payments from customers of approximately $22.6 million. We made net cash payments to employees and suppliers of approximately $31.9 million. Our use of cash for operating activities during the first nine months of 2005 was substantially funded through existing cash and investment balances. We have incurred significant expenses commercializing the ATS heart valve in the United States. As we build sales in future periods and our cost of inventories decreases, our operating losses will decrease, and we expect to move steadily towards a cash flow breakeven on sales and eventually to profitability. We believe our current cash and investment balances are adequate to fund our operating activities during 2005.

INVESTING ACTIVITIES. During the first nine months of 2005, we purchased equipment, machinery and furniture totaling $1.5 million. For the remainder of 2005, we expect to purchase approximately $0.5 million of additional equipment. Capital purchases during 2005 have been mainly in support of increasing production in our pyrolytic carbon facility.

In November 2004 we signed a global partnership agreement with CryoCath Technologies, Inc. to market CryoCath's surgical cryotherapy products for the ablation of cardiac arrhythmias. For certain customers that we will market, we agreed to make a payment to CryoCath representing a portion of the prior year's sales to these customers and future payments of a certain percentage of the sales occurring over the following three-year period. These payments are refundable to us upon cancellation of the agreements. In June 2005, the Company made $1.6 million in licensing fee payments to CryoCath under the partnership agreement.

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

FINANCING ACTIVITIES. During the first nine months of 2005, we raised approximately $0.4 million through the issuance of common stock through stock options and our employee stock purchase plan. During the first nine months of 2004, we raised approximately $12.4 million in a private placement of common stock and raised approximately $0.6 million through the issuance of common stock through stock options and our employee stock purchase plan.

In July 2004, we entered into a secured credit facility consisting of a $2.5 million term note and a $6.0 million line of credit, and we fully drew down the $2.5 million term note. The term note calls for equal installment payments over 36 months which commenced in February 2005. Accordingly, during the first nine months of 2005, we repaid $0.6 million on the note.

Under an amendment to the secured credit facility agreement effective April 1, 2005, we are subject to certain financial covenants, including a liquidity ratio of not less than 2.0 to 1.0 and a net tangible net worth of at least $39 million through June 30, 2005, and $36 million thereafter. At September 30, 2005, the Company was not in compliance with its liquidity ratio covenant, which was waived by the bank in a letter dated November 3, 2005.

On October 7, 2005 and October 12, 2005, the Company sold a combined $22.4 million aggregate principal amount of 6% Convertible Senior Notes due 2025 (Notes) and issued warrants to purchase 1,344,000 shares of the Company's common stock (Warrants). The Warrants are exercisable at $4.40 per share and expire in 2010. In addition, the Company also granted each of the purchasers of the Notes and Warrants a 120-day option to purchase its pro-rata portion of an additional $5.6 million of Notes and related Warrants to purchase 336,000 shares of common stock.

The Notes are convertible into common stock at any time at a fixed conversion price of $4.20 per share, subject to certain adjustments. If fully converted, the Notes would convert into approximately 5,333,334 shares of the Company's common stock. If the Notes are converted under certain circumstances on or prior to October 15, 2008, the Company will pay the investors the interest they would have received on the Notes through that date. The Company has the right to redeem the Notes at 100% of the principal amount plus accrued interest at any time on or after October 20, 2008, and the investors have the right to require the Company to repurchase the Notes at 100% of the principal amount plus accrued interest on October 15 in 2010, 2015 and 2020.

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

Our current obligations under the Carbomedics Supply Agreement call for us to resume purchasing heart valve components from 2007 through 2011. Based on current forecasts, we expect these component purchases to represent a small percentage of our unit sales in those years. Before the suspension of the Supply Agreement in 2002, Carbomedics supplied us with 100% of our inventories and our purchase requirements under the Agreement often significantly exceeded our sales. In 2004, we started manufacturing our own valve components so we are no longer are dependent on Carbomedics as a sole supplier. Although our future purchase requirements under the Agreement will be at a cost that is higher than our anticipated manufacturing costs, the quantity of components purchased will be significantly less than in previous years. We expect to be able to adjust our manufacturing levels during this period to prevent the build up of excess component inventories. Because the parts we purchase from Carbomedics will be at a higher cost than our self-manufactured product, our net income and cash flows in the periods when the parts are sold will be lower; however we anticipate that our business performance in those future periods will be adequate to absorb these costs and cash flows.

Based upon the current forecast of sales and operating expenses, we anticipate having cash to fund our operations through 2006. However, as identified under the heading of "Cautionary Statements" below, any adverse change that affects our revenue, access to the capital markets or future demand for our products will affect our long-term viability. Maintaining adequate levels of working capital depends in part upon the success of our products in the marketplace, the relative profitability of those products and our ability to control operating and capital expenses. Funding of our operations in future periods may require additional investments in ATS in the form of equity or debt. There can be no assurance that we will achieve desired levels of sales or profitability, or that future additional capital will be available.

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

     While we commenced marketing additional products in 2005 that totaled 14% of net revenues in the quarter ended September 30, 2005, there can be no assurance that these new products will decrease our dependence on the sales of mechanical heart valves. Increasing revenues from new products cannot be guaranteed. Even if we were to develop additional products, regulatory approval would likely be required to sell them. Clinical testing and the approval process itself are very expensive and can take many years. Therefore, we do not expect to be in a position to sell additional products in the foreseeable future. Adverse rulings by regulatory authorities, product liability lawsuits, the failure to achieve widespread U.S. market acceptance, the loss of market acceptance outside of the United States, or other adverse publicity may significantly and adversely affect our sales of the ATS heart valve, and, as a result, would adversely affect our business, financial condition and results of operations.

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

WE ARE DEPENDENT UPON SALES OUTSIDE THE UNITED STATES, WHICH ARE SUBJECT TO A NUMBER OF RISKS INCLUDING A DROP IN SALES DUE TO CURRENCY FLUCTUATIONS.

     For the nine months ended September 30, 2005, more than 61% of our net sales were derived from international operations. We expect that international sales will account for a substantial majority of our revenue until the ATS heart valve receives wider market acceptance from U.S. customers. Accordingly, any material decrease in foreign sales may materially and adversely affect our results of operations.

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

WE HAVE A HISTORY OF NET LOSSES. IF WE DO NOT HAVE NET INCOME IN THE FUTURE, WE MAY BE UNABLE TO CONTINUE OUR OPERATIONS.

     We are not currently profitable and have a very limited history of profitability. As of September 30, 2005, we had an accumulated deficit of $78.7 million. We expect to incur significant expenses over the next several years as we continue to devote substantial resources to the commercialization of the ATS heart valve in the United States. We will not generate net income unless we are able to significantly increase revenue from U.S. sales. If we continue to sustain losses, we may not be able to continue our business as planned.

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

OUR FUTURE RESULTS WILL BE HARMED IF THE USE OF MECHANICAL HEART VALVES
DECLINES.

     Our business could suffer if the use of mechanical heart valves declines. Historically, mechanical heart valves have accounted for over two-thirds of all heart valve replacements. Recently, there has been an increase in the use of tissue valves. We estimate that mechanical heart valves are currently being used in 40% to 65% of all heart valve replacements, depending on the geographic market, down from 65% to 75% about ten years ago. We believe the tissue manufacturers' claims of improvements in tissue valve longevity and an increase in the average age of valve patients have contributed to the recent increase in the use of tissue valves.

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

A DELAY OR INTERRUPTION IN THE SUPPLY OF PYROLYTIC CARBON COMPONENTS COULD DELAY PRODUCT DELIVERY OR FORCE US TO CEASE OPERATIONS.

     We cannot be certain that, after our current inventory is exhausted, sufficient quantities of pyrolytic carbon components will be available to assemble the ATS heart valve. Other than our carbon facility, the only other FDA-approved alternate supplier of our pyrolytic carbon components is Carbomedics. Although we have a supply agreement with Carbomedics under which it agrees to supply us with a minimum annual number of pyrolytic carbon components starting in 2007 continuing through 2011, the amounts available under this agreement are not expected to be sufficient to supply all of our needs for components in those years. If our inventory is exhausted and we are unable to manufacture carbon components or obtain them from other sources, we could be forced to reduce or cease operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the fair market value of the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then prevailing rate and the prevailing interest rate later rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk, our portfolio of cash equivalents and short-term investments may be invested in a variety of securities, including commercial paper, money market funds, and both government and non-government debt securities. The average duration of all our investments has generally been less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

As previously reported, in connection with our assessment of the effectiveness of our internal control over financial reporting at the end of our last fiscal year, we identified a material weakness in our internal control over financial reporting. The deficiency in our internal control related to ineffective application of inventory verification procedures, including cycle count procedures. Historically, we had relied on cycle counting procedure to substantiate inventory quantities in lieu of taking physical inventories. During our evaluation of internal control over our cycle counting procedures, we determined that our processes in place during 2004 were neither sufficient nor documented adequately to rely upon. Because of the material weakness described above, management concluded that (i) the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on the criteria established in "Internal Control - Integrated Framework" issued by COSO, and (ii) as a result of this material weakness our disclosure controls and procedures were not effective as of December 31, 2004.

To address this material weakness, commencing with the first quarter of fiscal 2005 we instituted a practice of conducting periodic physical inventories instead of relying on the cycle count procedure previously in use. We relied on this physical inventory procedure when our management concluded as of March 31, 2005 and June 30, 2005 that our disclosure controls and procedures were effective. We will continue to conduct these periodic physical inventories until we have developed and tested the reliability of a new and more robust process for documenting and executing our cycle counts. We are currently in the final stages of testing and verifying the reliability of our new cycle count process. We currently anticipate that prior to the end of the fourth quarter of fiscal 2005 we will be able to cease conducting physical inventories and commence relying on the cycle count procedure once again to verify our inventory.

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

(b) Changes in Internal Control over Financial Reporting

As described above we continued to rely on physical inventories to verify our inventory during the third quarter of fiscal 2005, as we have since the first quarter of fiscal 2005. Although we anticipate that there will be a change made in our internal control over financial reporting in the fourth quarter of fiscal 2005 when we expect to cease physical inventory counts, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 9, 2005              ATS MEDICAL, INC.


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