Form 10-K
period 2005-12-31
ATS MEDICAL INC
filed 2006-03-07
CIK 824068

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

              Annual Report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

        3905 ANNAPOLIS LANE NORTH
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                               Yes       No   X
                                   -----    -----

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                               Yes       No   X
                                   -----    -----

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
           -----
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer     Accelerated filer  X  Non-accelerated filer
                        ---                   ---                       ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                               Yes       No   X
                                   -----    -----

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2005, was approximately $107,457,665 (based on the last sale price of such stock as reported by the NASDAQ National Market on such date).

The number of shares outstanding of the registrant's common stock, $.01 par value per share, as of February 10, 2006, was 31,171,143 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to General Instruction G, the responses to Items 10, 11, 12, and 14 of
Part III of this report are incorporated herein by reference to certain information contained in the registrant's definitive Proxy Statement for its 2006 Annual Meeting of Shareholders.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

ATS Medical, Inc. (hereinafter the "Company," "ATS," "we," "us," or "our") is a Minnesota corporation established in 1991. Our common shares are traded on the Nasdaq National Market under the symbol ATSI.

We develop, manufacture, and market medical devices primarily for use by cardiovascular or cardiothoracic surgeons during cardiac surgery. Our core mission is to create a company with a diversified product portfolio focused exclusively on the cardiac surgeon. Our objectives are to establish the ATS Open Pivot(R) Heart Valve ("ATS Open Pivot(R)") as the standard of care for patients requiring a mechanical heart valve and to selectively add new products primarily through acquisitions and strategic product development or distribution agreements.

Sales of our mechanical heart valves represented approximately 90% of our sales in 2005 and 100% of our sales in 2004 and 2003. Our mechanical bileaflet heart valve has a unique open pivot design. Our valve is used to treat heart valve disease caused by the natural aging process, rheumatic heart disease, prosthetic valve failure and congenital defects. Mechanical heart valves have been in use since the early 1960s. According to information provided by Piper Jaffray Equity Research, the worldwide market for mechanical heart valves was estimated to exceed $400 million, or 161,000 procedures, in 2004 and represented approximately 34% of the overall heart valve market. In the United States, we estimate that the mechanical heart valve market was approximately $100 million, or 25,000 procedures. We estimate that the total worldwide heart valve market in 2004 was approximately $1.2 billion, or 220,000 procedures, including tissue heart valves, a market in which we do not participate, which represents 56% of the total market as measured in dollars. On January 23, 2006, we entered into an agreement to acquire 3F Therapeutics, Inc., subject to customary conditions and approval of our shareholders. Based in Irvine, California, 3F Therapeutics is an early stage medical device company at the forefront of the emerging field of minimally invasive beating heart tissue valve replacement. The acquisition of 3F Therapeutics is viewed as a major step in executing our longstanding vision of obtaining a leadership position in all segments of the cardiac surgery market.

The ATS Open Pivot Heart Valve was designed to be an evolutionary improvement upon other available mechanical heart valves by incorporating a pivot consisting of protruding spheres upon which the leaflets of the valve pivot to open and close. This unique open pivot was designed to eliminate the cavity created by the pivot of other bileaflet valves and to improve blood flow through the valve while minimizing the potential for clot formation. We began selling the ATS Open Pivot Heart Valve in international markets in 1992. In October 2000, we received FDA approval to sell the ATS Open Pivot Heart Valve in the United States. More than 100,000 of our ATS Open Pivot Heart Valves have been implanted in patients worldwide since its introduction.

Carbomedics, Inc., (Carbomedics, f/k/a Sulzer Carbomedics) developed the basic design from which the ATS Open Pivot Heart Valve evolved. Carbomedics is a large and experienced manufacturer of pyrolytic carbon components used in mechanical heart valves. Carbomedics has also designed and patented numerous mechanical valves. Carbomedics offered to license a patented and partially developed valve to us if we would complete the development of the valve and agree to purchase carbon components from Carbomedics. We hold an exclusive, royalty-free, worldwide license to an open pivot, bileaflet mechanical heart valve design from which the ATS Open Pivot Heart valve has evolved. In addition, we have an exclusive, worldwide right and license to use Carbomedics' pyrolytic carbon technology to manufacture components for the ATS Open Pivot Heart valve, and a non-exclusive worldwide right and license to use the technology to produce pyrolytic carbon components for other devices and manufacturers, including, after 2008, other heart valve manufacturers. We also have future purchase obligations under a supply agreement with Carbomedics, which is discussed in more detail under "Our Markets and Products, Relationship with Carbomedics" below.

In order to pursue our mission to create a diversified cardiac surgery-focused company, we have entered into several new agreements, commencing in 2004, for the development, marketing and distribution of additional cardiac surgery-related medical devices and services. The marketing and sales of these products leverage both our sales and marketing infrastructure and broaden our relationships with cardiac surgeons. We had no revenue from these new products in 2004. In 2005, approximately 10% of our overall sales were generated from new products, including products for the surgical treatment of cardiac arrhythmias and allograft tissue for cardiovascular procedures. In January 2006, we entered into an agreement and plan of merger with 3F Therapeutics, Inc.(3F). 3F was formed in late 1998 to develop, manufacture, and market innovative cardiovascular devices for patients with unmet clinical needs. 3F's products are intended to improve upon the performance of heart valves presently in the market and to address the resultant complications of patients with congestive heart failure.

SURGICAL ATRIAL FIBRILLATION CARDIAC ABLATION MARKET: In November 2004, we completed a global partnership agreement with CryoCath Technologies, Inc. (CryoCath) to market CryoCath's surgical cryotherapy products for the ablation of cardiac arrhythmias. The agreement with CryoCath resulted in revenues for ATS commencing in the first quarter of 2005. The ablation market within cardiac surgery is currently estimated to total approximately $60 million and is growing at over 20% annually as estimated by Medtech Insight 2005.

CARDIOVASCULAR ALLOGRAFT TISSUE VALVE MARKET: In June 2005, we entered into a marketing services agreement with Regeneration Technologies, Inc. - Cardiovascular (RTI-CV, a/k/a Alabama Tissue Center), a subsidiary of Regeneration Technologies, Inc. Under the terms of this agreement, we are marketing and servicing RTI - CV processed cardiovascular allograft tissue. First sales of this product commenced in the third quarter of 2005.

HEART VALVE REPAIR MARKET: In June 2005, we entered into an exclusive development, supply and distribution agreement with Genesee BioMedical, Inc.
(GBI), under which GBI will develop, supply, and manufacture cardiac surgical products to include annuloplasty repair products and accessories, and we will have the exclusive worldwide rights to market and sell these products. First sales of these products commenced in the first quarter of 2006. According to Piper Jaffray Equity Research, the repair segment of heart valve therapy totals $128 million and is growing at a rate of five to ten percent per year.

SURGICAL ACCESSORIES FOR ROBOTIC CARDIAC SURGERY MARKET: During 2005, we entered into an agreement to market a new, proprietary line of minimally invasive cardiac surgery tools for application in robotic heart valve surgery. In connection with this agreement, we introduced our ATS Medical(R) Thoracic Port System in the third quarter of 2005.

We are also engaged in the development of a new patented technology, Particle Separation by Ultrasound (PARSUS) for auto-transfusion during cardiac surgery. In April 2004 we signed an agreement with ErySave AB, a Swedish research firm (ErySave), for exclusive worldwide rights to ErySave's PARSUS filtration technology for cardiac surgery procedures. We had no revenues in 2005 nor do we expect revenues from our PARSUS technology during 2006.

BUSINESS STRATEGY

The key components of our business strategy to create a profitable, diversified, cardiac surgery-focused company include:

     -    Increase market share of our core product, the ATS Open Pivot Heart
          Valve.

     - Broaden our relationships with cardiac surgeons by selectively adding new medical devices to our product portfolio.

     -    Leverage our investments in our marketing and sales infrastructure.

     -    Lower our cost of goods sold.

OUR MARKETS AND PRODUCTS

                          PROSTHETIC HEART VALVE MARKET

OVERVIEW

There are two types of replacement heart valves: tissue and mechanical. Tissue valves are made from animal or cadaver tissue or in some cases the patient's own tissue. While tissue valves have a lower level of risk for blood clotting around the valve compared with mechanical valves, they also have limited long-term durability due to calcification and deterioration. If a tissue valve fails, a new valve must be implanted, requiring another open heart surgery.

Mechanical valves are made from durable materials such as metals and carbon. In-vitro testing of current pyrolytic carbon mechanical valves has yielded estimated useful lives in excess of any patient's lifetime. Mechanical valves currently require the use of anti-coagulants to prevent formation of blood clots; tissue valves generally do not require anti-coagulant treatment.

In general, tissue valves are prescribed for patients who are less able to tolerate anti-coagulants due to conditions such as gastrointestinal ulcers or liver dysfunction, elderly patients, and women in their childbearing years. The choice of valve type is based on several factors such as life expectancy, medical conditions, and patient preference.

Cardiac surgeons choose a particular type of mechanical valve based on a number of factors. A principal factor in the choice of a valve is the potential for forming blood clots, or thrombosis, resulting from areas in the valve where the blood can stagnate. Blood clots can impair the performance of a valve and, if the clot detaches and moves through the bloodstream (a thromboembolism), result in an arterial blockage or stroke. Another principal factor in the choice of a mechanical valve is the blood flow efficiency, or hemodynamics, of the valve. A mechanical valve should allow blood to flow easily through the valve with minimal pressure required to open the valve and minimal backflow of blood when the valve closes. The valve also should not exert force on the blood that could damage the fragile blood cells. Other factors that are important in a surgeon's choice of a mechanical valve are the ease in implanting and monitoring the valve's performance, the patient's quality of life and the physician's familiarity with and confidence in the valve.

In addition to cardiac surgeons, administrators or business managers at hospitals and clinics have become increasingly influential in the purchase decision-making process in recent years. The increasing emphasis on medical cost containment in most world markets has elevated the decision-making power of the administrator. The administrator tends to focus on cost-effectiveness and, in some markets, primarily on the cost of the valve.

OUR ATS OPEN PIVOT(R) HEART VALVE PRODUCT

Our product was designed to improve upon existing mechanical heart valves by combining a proprietary open pivot design and other innovative features with the widely accepted biocompatibility and durability of pyrolytic carbon. The standard ATS Open Pivot Heart Valve is available in seven sizes ranging from 19mm to 31mm in diameter, with sewing cuffs for either aortic valve or mitral valve replacement. In 1994, we introduced the Advanced Performance series of the ATS Open Pivot Heart Valve in international markets. This valve is available in seven sizes ranging from 16mm to 28mm in diameter. Our 16mm valve is currently the world's smallest commercially available mechanical valve, although not all valve sizes are available in all geographies.

The major design features of the ATS Open Pivot Heart Valve are:

     - OPEN PIVOT AREAS - The proprietary open pivot areas of the ATS Open Pivot Heart Valve feature spherical protrusions from the orifice that match spherical notches in the leaflets. The pivot areas protrude into the orifice and so are exposed to the washing action of the blood flowing through the heart valve. All other currently marketed bileaflet valves contain pivot cavities in the orifice wall into which protrusions from the semi-circular leaflets extend to allow the leaflets to open and close. The open pivot design also features angled inflow and outflow pivot stops.

     - A THIN BUT DURABLE ORIFICE - The orifice of the ATS Open Pivot Heart Valve is manufactured using a mandrel which is coated with pyrolytic carbon. The mandrel is then removed, leaving a solid pyrolytic carbon orifice. Some competitive products use an orifice composed of a soft graphite substrate coated with pyrolytic carbon. By eliminating the graphite substrate, we have made the orifice wall thinner, resulting in a larger average inside diameter. The orifice is surrounded by a titanium strengthening band which eliminates orifice distortion and potential leaflet escape or impingement and can be rotated.

     - LOW PROFILE DESIGN - The ATS Open Pivot Heart Valve has a low profile design. The profile of a mechanical heart valve refers to the extension of the orifice and leaflets above and below the natural tissue anulus, or location of the natural heart valve. The inflow side of the orifice of the ATS Open Pivot Heart Valve is flat, unlike the most widely used cavity pivot valve which has upstream protrusions on the orifice to house the cavity.

     - AN ADVANCED SEWING CUFF - The sewing cuff surrounding the orifice of the ATS Open Pivot Heart Valve is made of double velour polyester and includes a surgical felt ring for ease of sewing. The Advanced Performance series offers an alternative sewing cuff design that allows a valve with a larger inside diameter to be used, which is particularly helpful in the small aortic root.

     - PYROLYTIC CARBON - Pyrolytic carbon has been used in mechanical heart valves for more than 25 years. The orifice of our heart valve is fabricated entirely from pyrolytic carbon, while the leaflets are fabricated by coating pyrolytic carbon on graphite substrates. Pyrolytic carbon used in other mechanical valves has been tested to function longer than any patient's lifetime. Pyrolytic carbon is believed to be superior to metal and plastics in terms of the human body's acceptance of the material, thus resulting in lower rates of thrombosis and thromboembolism compared with other materials. Due to its durability and biocompatibility, pyrolytic carbon is used in virtually every mechanical heart valve on the market.

     - TWO LEAFLETS - Bileaflet valve designs are found in substantially all mechanical heart valves being marketed today. The leaflets in the ATS Open Pivot Heart Valve have tungsten impregnated in the substrate to make them visible under x-ray.

The ATS Open Pivot Heart Valve is designed to provide the following five, primary advantages over currently available mechanical heart valves:

     - LOW RATES OF THROMBOEMBOLIC COMPLICATIONS - The pivot cavities found in other bileaflet heart valves are areas of blood flow stagnation and possible blood clot formation. By eliminating the cavities in the orifice and placing the pivot areas within the normal blood flow, the improved washing action in the ATS Open Pivot Heart Valve is intended to lower the likelihood of blood clot formation and the resulting incidence of thromboembolism. The open pivot design as well as the angled inflow and outflow pivot stops also result in low levels of hemolysis (damage to blood cells), which may contribute to a low rate of thromboembolic complications and allow for modified anticoagulation regimens.

     - IMPROVED PATIENT QUALITY OF LIFE THROUGH LOWER NOISE LEVELS - Patients implanted with other mechanical heart valves complain of disturbances resulting from the clicking sound created as the valve closes. These disturbances range from irritability and insomnia to paranoia and depression. Spouses of patients with competitive mechanical heart valves also report disturbances resulting from the noise of the valve. Based on peer reviewed publications and informal surveys, we believe that the ATS Open Pivot Heart Valve is quieter than other valves and below the threshold of hearing of many patients. We believe that the reduced noise level of our product further improves the quality of life of the patient.

     - IMPROVED BLOOD FLOW EFFICIENCIES - We have made the orifice of our product durable and thin, resulting in a large inside diameter. The large inside diameter of the ATS Open Pivot Heart Valve is intended to produce lower pressure gradients. The term "gradients" refers to the pressure difference between the inflow and outflow side of the valve needed to support the required blood flow through the valves. The ATS Open Pivot Heart Valve is also designed to have low regurgitation, or backflow of blood when the valve is closed, due to the geometry of its angled inflow and outflow pivot stops which minimize the direct leakage paths. These design characteristics are intended to result in superior blood flow efficiencies which reduce the workload on the heart.

     - EASE OF IMPLANT - Our product was designed for ease of use by the cardiac surgeon. The low profile of the ATS Open Pivot Heart Valve is intended to minimize implant complications. Leaflets that extend significantly below the natural tissue anulus in the mitral position may obstruct blood outflow or interfere with the septum or other parts of the heart. Protrusions on the inflow side of the annulus in the aortic position may snag sutures used to attach the mechanical valve to the heart. In addition, because the orifice can be rotated, the surgeon can optimize valve orientation by adjusting the position of the leaflets after the ATS Open Pivot Heart Valve has been sutured in the natural anatomical position in the patient's heart. Suturing the ATS Open Pivot Heart Valve into the heart is made easier by reducing the number of layers of polyester material in the aortic and mitral cuffs and by adding the surgical felt ring in the sewing cuff, thereby easing the passage of the suture needle through the sewing cuff. The packaging and accessories of the ATS Open Pivot Heart Valve also are designed to facilitate the implant procedure by including all of the required items pre-assembled in a sterilized dual barrier container.

     - IMPROVED FOLLOW-UP DIAGNOSTIC CAPABILITY - Our product facilitates the follow-up diagnostic process by being more easily visible to x-rays. The titanium strengthening band provides a clear image on x-rays when taken from any angle. The leaflets also have a high density of tungsten impregnated in the substrate, making them more visible to x-rays.

RELATIONSHIP WITH CARBOMEDICS

Carbomedics developed the basic design from which the ATS Open Pivot Heart Valve evolved. Carbomedics is a large and experienced manufacturer of pyrolytic carbon components used in mechanical heart valves. Carbomedics has also designed and patented numerous mechanical valves. We have three agreements with Carbomedics: a license agreement and a long-term carbon supply agreement entered into in September 1990, and a carbon technology agreement entered into in December 1999.

Under the terms of the license agreement with Carbomedics, we hold an exclusive, royalty-free, worldwide license to an open pivot, bileaflet mechanical heart valve design from which the ATS Open Pivot Heart Valve has evolved. The license agreement does not include the right to manufacture the pyrolytic carbon components of the ATS Open Pivot Heart Valve, except if Carbomedics were unable to produce the components. In that case, we would have the right and license to make the components or have them made for us. There currently is not a third party that can produce the pyrolytic carbon components for the ATS Open Pivot Heart Valve. After making certain design changes in the valve, we finalized the design of the ATS Open Pivot Heart Valve and filed and received our own U.S. patent covering the design of the ATS Open Pivot Heart Valve. The design modifications and the resulting U.S. patent covering the new design are the exclusive property of ATS.

In connection with the execution of the license agreement, we were also required to enter into a long-term supply agreement with Carbomedics under which we have acquired a large inventory of pyrolytic carbon components for the ATS Open Pivot Heart valve. In June 2002, the supply agreement was amended to suspend our purchase obligations for the remainder of 2002 (with the exception of approximately eight weeks of work in process) along with 100% of our purchase obligations for 2003, 2004, 2005 and 2006. In January 2007 the purchase obligations for 2002 will resume, with the obligations for 2003 through 2006 to follow in each subsequent year.

In December 1999, we entered into a carbon technology agreement with Carbomedics under which we obtained an exclusive, worldwide right and license to use Carbomedics' pyrolytic carbon technology to manufacture components for the ATS Open Pivot Heart Valve, and a non-exclusive worldwide right and license to use the technology to produce pyrolytic carbon components for other devices and manufacturers, including, after 2008, for other heart valve manufacturers. Under the agreement, Carbomedics also agreed to assist us in designing, building, equipping, qualifying and commencing operations in a pyrolytic carbon component production facility in Minneapolis, Minnesota. In return, we agreed to pay Carbomedics a license fee totaling $41 million. We were also obligated under the carbon technology agreement to pay all of the costs of establishing the new carbon production facility, including hourly fees and out-of-pocket expenses of the Carbomedics employees assigned to assist us in setting up the facility. In August 2003, we satisfied all of our payment obligations under the carbon technology agreement.

                        SURGICAL CARDIAC ABLATION MARKET

OVERVIEW

Atrial fibrillation (AF) has become the most common complication of cardiovascular surgery. AF is electrical activity in the atrium that has become uncoordinated and chaotic. During AF the atrium begins to quiver in a rapid and chaotic fashion as a result of the electrical impulses. This resulting chaotic quivering can lead to deterioration of the atrial mechanical activity whereby blood is not fully expelled from the atrium to the ventricle and begins to pool. The pooled blood can coagulate and form clots. These clots can move, become lodged in critical areas, restrict blood flow, and potentially cause a stroke. In addition, if left untreated, AF can lead to atrial remodeling, contributing to congestive heart failure.

Cryotherapy involves the use of extremely cold temperatures to kill or ablate specific tissues while leaving underlying connective tissues largely unaffected. In AF, this enables the surgeon to encircle the pulmonary veins with lines of scar tissue to block transmission of erratic electrical signals that trigger AF. Cryotherapy also offers two advantages when compared to the more prevalent heat-based therapies because freezing preserves tissue integrity and minimizes the risk of endocardial thrombus associated with heat-based energy sources.

OUR CRYOCATH SURGICAL CRYOTHERAPY PRODUCTS

We market and sell surgical cryotherapy products for the ablation of cardiac arrhythmias through our partnership with CryoCath. We currently market and sell three CryoCath products- SurgiFrost 6, SurgiFrost 10 and FrostByte, which are single-use probes for freezing tissue in seconds. These probes are very malleable to conform to an individual's anatomy.

Pursuant to this partnership, entered into in November 2004, we have been granted co-promotion rights in the United States, earning an agency commission on sales to accounts as specified in the partnership agreement, and distribution rights in the rest of the world. We started marketing and selling this technology in the United States in the first quarter of 2005 and in markets outside of the United States in the second quarter of 2005.

                         CARDIOVASCULAR ALLOGRAFT MARKET

OVERVIEW

When considering a surgical procedure for tissue repair, cardiovascular surgeons can choose from several different treatment options including xenograft (animal) tissue, autograft (harvested from another site on the patient's body) tissue or allograft (from a deceased human donor) tissue.

OUR CARDIOVASCULAR ALLOGRAFT PRODUCTS

Commencing in the third quarter of 2005, we began marketing and servicing cardiovascular allograft tissue, including heart valve and vascular allograft tissue, to doctors, hospitals, and clinics throughout North America through our exclusive marketing services agreement with RTI-CV.

                            HEART VALVE REPAIR MARKET

OVERVIEW

Depending on the type and severity of someone's heart valve disease, it is sometimes preferable to repair their damaged valve as opposed to complete removal and replacement with either a mechanical or a tissue heart valve. According to Piper Jaffray Equity Research, the worldwide market for heart valve repair is estimated at $128 million and growing approximately 10% per year.

OUR HEART VALVE REPAIR PRODUCTS

We commenced development and manufacturing of a line of cardiac surgical products in 2005 pursuant to our exclusive worldwide development, supply and distribution agreement with GBI. In February 2006, we began to market and sell these products, including annuloplasty repair rings, c-rings and accessories. Our partnership with GBI, completed in June 2005, provides us with access to a portfolio of patents, intellectual property and important manufacturing and product development experience specific to heart valve repair and the related tools and accessories for entry into this segment of the heart valve therapy market.

                     CARDIAC SURGERY BLOOD FILTRATION MARKET

OVERVIEW

We are currently developing blood filtration technology for potential use by patients requiring cardiac surgery procedures, including heart valve repair or replacement and coronary artery bypass. The objective of our PARSUS filtration technology is to enable highly effective filtering by using ultrasound waves to suspend particles that become mixed in the blood during cardiac surgery procedures. We believe that PARSUS, if successfully developed, will enable a surgeon to re-infuse/autotransfuse a patient's lost blood in a safer and more efficient manner and avoid the complications commonly associated with currently available autotransfusion products or third-party blood transfusions.

OUR CARDIAC SURGERY BLOOD FILTRATION TECHNOLOGY

In April 2004 we signed an agreement with ErySave for exclusive worldwide rights to ErySave's PARSUS filtration technology for cardiac surgery procedures. We are currently in the development phase with this technology. We had no revenues in 2005 from this technology and do not plan to have any revenues in 2006.

                  PENDING ACQUISITION OF 3F THERAPEUTICS, INC.

OVERVIEW

On January 23, 2006, we entered into an agreement and plan of merger with 3F Therapeutics, Inc. (3F). Based in Irvine, California, 3F is an early stage medical device company at the forefront of the emerging field of minimally invasive beating heart tissue valve replacement. We view the acquisition of 3F as a major step in executing our longstanding vision of obtaining a leadership position in all segments of the cardiac surgery market.

Under the terms of the merger agreement, upon closing we will pay each 3F stockholder its pro-rata portion of an initial payment of 9,000,000 shares of our common stock, subject to certain post-closing adjustments and a 10% escrow fund. We will deposit 900,000 of the shares to be delivered at closing into an escrow to be held for at least 18 months after closing of the merger to cover indemnification claims and certain contingencies. After expiration of the escrow any shares remaining in the escrow will be distributed pro-rata to holders of 3F capital stock. In addition to the initial closing payment, we will be obligated to deliver up to an additional 10 million shares of our common stock to 3F stockholders. These additional shares will be made in two payments of up to 5 million shares each, each of which will be contingent upon ATS obtaining either CE mark or FDA approval for one of 3F's key products on or prior to December 31, 2013. These contingent payments are subject to certain rights of set-off for indemnification claims and certain other events, and also may be paid in whole or in part in the event that ATS engages in a sale of one or more of 3F's key products.

The consummation of the merger with 3F is subject to customary conditions, and the merger agreement is subject to approval by our shareholders and the stockholders of 3F; however, stockholders of 3F holding the number of shares necessary to approve the transaction have agreed to do so. We currently anticipate that the merger will close in the second quarter of fiscal 2006.

PRINCIPAL 3F PRODUCTS

3F Aortic Bioprosthesis(TM). 3F has completed the development and has commercially released in Europe and other foreign countries a biological replacement aortic heart valve, the 3F Aortic Bioprosthesis(TM). This is the only replacement heart valve that has the ability to be collapsed without suffering damage while also maintaining excellent dynamic flow characteristics after implant. Over 580 implantations of this device have been successfully conducted in Europe and the United States under regulated protocols governing human use. The initial results have shown properties that compare favorably with both mechanical and biological valves presently in the market. 3F expects to submit the final clinical module of its premarket approval application to the FDA for the 3F Aortic Bioprosthesis during the second quarter of 2006.

Minimally Invasive and Off-Pump Aortic Heart Valve Replacement Technology. 3F believes that substantial growth in the future within the heart valve industry will be the result of the introduction of minimally invasive and off-pump products. To address this future demand, 3F is currently developing various minimally invasive and off-pump aortic valve concepts. 3F's first product in this exciting arena is its 3F Enable Aortic Heart Valve(TM), which is intended to reduce surgical cross-clamp and cardio-pulmonary bypass time. The 3F Enable Aortic Heart Valve(TM) is presently in clinical studies outside the United States. 3F is also developing an off-pump aortic valve, the 3F Entrata Aortic Valve System(TM), using technology and intellectual property licensed from Edwards Lifesciences.

MARKETING, SALES AND DISTRIBUTION

OVERVIEW

A key component of our business strategy is to leverage the investments we have made in our marketing, sales and distribution resources through higher sales of our ATS Open Pivot Heart Valve, and through the sales of additional products, which we began selling in 2005. We have been steadily building both our domestic and international sales and marketing infrastructure. Because sales prices in the United States exceed selling prices elsewhere, we believe that our future success will, in large measure, depend on achieving increased market share in the United States. Our U.S. sales have grown to 38% of overall sales in 2005, up from 33% in 2004, and 28% in 2003. In 2000, U.S. sales represented 4% of overall sales. Sales to one customer represented more than 10% of our net sales in 2005. See Note 14 of Notes to Consolidated Financial Statements in Item 8 of this report for more information regarding our sales to customers.

U.S. MARKETING AND SALES

Our sales organization in the United States consists of four area directors managing multiple sales territories. The number of sales territories has steadily increased since early 2003 and now currently totals 31 sales territories. Our representation within these territories consists of both direct sales representatives and independent agents. We focus our sales and marketing efforts on developing awareness of our products in the approximately 950 U.S. open heart centers.

INTERNATIONAL MARKETING, SALES AND DISTRIBUTION

We have had a direct sales organization in France since 2003, a direct marketing organization in China since 2004, and a direct sales organization in Germany since 2005. In addition to our direct sales organizations in France and Germany, we sell through an independent distribution network in other markets throughout the world. We believe that our distribution partners have provided a rapid and cost efficient means of increasing market penetration and commercial acceptance of the ATS Open Pivot Heart Valve in key international markets. We have been able to attract experienced mechanical valve sales organizations and people familiar with local markets and customs to serve as our representatives. Each of our independent distributors has the exclusive right to sell the ATS Open Pivot Heart Valve within a defined territory. These distributors, in some instances, also market other medical products, although they have agreed not to sell other mechanical heart valves. Under most of the distributor agreements, we may, at our option, terminate the agreement upon the departure of certain key employees of the distributor if the Company experiences a change in control or if key performance criteria, including sales quotas, are not met. We sell the ATS Open Pivot Heart Valve to each distributor F.O.B. Minneapolis, Minnesota. Sales to international distributors are denominated in U.S. dollars. One independent distributor accounted for more than 10% of our gross sales in 2005. See Note 14 of Notes to Consolidated Financial Statements in Item 8 of this report for information on our net sales by geographic region. Net sales both inside and outside the United States are also discussed in Item 7 of this Form 10-K.

Our sales, marketing and customer service personnel provide professional sales, marketing and promotional support to our independent distributors.

COMPETITION

The prosthetic heart valve market is highly competitive with St. Jude Medical, Inc. as the mechanical valve market share leader. Other companies that sell mechanical valves include Medtronic, Inc., Carbomedics, Edwards Lifesciences (only outside the United States), Sorin Biomedica sPa (only outside the United States), and Medical Carbon Research, Inc. St. Jude Medical, Medtronic, Edward Lifesciences, Sorin Biomedica and CryoLife sell tissue valves.

We are aware of several companies that are developing new prosthetic heart valves. Several companies are developing and testing new autologous (created from the patient's own tissue) valves, potentially more durable tissue valves and new bileaflet and trileaflet mechanical designs. Advancements also are being made in surgical procedures such as mitral valve reconstruction, whereby the natural mitral valve is repaired, delaying the need for a replacement valve. Other companies are pursuing biocompatible coatings to be applied to mechanical valves in an effort to reduce the incidence of thromboembolic events and to treat tissue valves to forestall or eliminate calcific degeneration in these valves. Competition within the prosthetic heart valve market is based on, among other things, clinical performance record, minimizing complications, ease-of-use for the surgeon, patient comfort and quality of life and cost effectiveness.

We believe that the most important factors in a heart surgeon's selection of a particular prosthetic valve are the perceived benefits of the valve and the heart surgeon's confidence in the valve design. As a result, valves that have developed a favorable clinical performance record have a significant marketing advantage over new valves. In addition, negative publicity resulting from isolated incidents can have a significant negative effect on a valve's overall acceptance. Our success is dependent upon the surgeon's willingness to use a new prosthetic heart valve as well as the future clinical performance of the ATS Open Pivot Heart Valve compared with the more established competition.

Competition in the medical device industry is intense and is characterized by extensive research efforts and rapid technological progress. We believe that the primary competitive factors include quality, technical capability, innovation, distribution capabilities, and price. Many of our competitors in the heart valve market have greater resources, more widely accepted products, greater technical capabilities and stronger name recognition than we do. Our competitive capability is affected by our ability to support our products, ensure regulatory compliance for our products, protect the proprietary technology of our products and their manufacturing processes, effectively market our products, and maintain and establish distribution relationships. In order to maintain these capabilities ATS must continuously attract and retain skilled and dedicated employees and develop and maintain excellent relationships with physicians and suppliers.

We believe that mechanical heart valves are currently being marketed to hospitals at prices that vary significantly from country to country due to market conditions, currency valuations, distributor mark-ups and government regulations. In many markets, government agencies are imposing or proposing price controls or restrictions on medical products. We work with our independent distributors to price the ATS Open Pivot Heart Valve in each market to meet these limitations. In addition, our primary competitors have the ability, due to economies of scale, to manufacture their valves at a lower cost than we can currently manufacture the ATS Open Pivot Heart Valve. The market leader has occasionally used price as a method to compete in several markets.

The surgical ablation of cardiac arrhythmias is highly competitive. Other companies that market products for the treatment of cardiac arrhythmias are Medtronic, Guidant, and Atricure.

The cardiovascular allograft market is supply constrained dependent upon amount of donor tissue available. Other companies marketing in the cardiovascular allograft market include CryoLife, Lifenet, and Northwest Tissue Service Center.

MANUFACTURING AND SUPPLY

Our mechanical heart valves are manufactured in ISO 13485 certified facilities. We have two facilities in close proximity in Plymouth, a suburb of Minneapolis, Minnesota, for our manufacturing activities. Our pyrolytic carbon components are manufactured in one facility and we assemble the ATS heart valve in a controlled clean room environment in the other facility. Most of the materials we purchase for our products are supplied by a limited number of vendors. We are currently operating one manufacturing shift at our valve assembly facility. At our pyrolytic carbon facility, most processes are operating one manufacturing shift while some operate up to three manufacturing shifts. We have been ramping up our pyrolytic carbon manufacturing facility over the past two years under an initiative to become a low-cost, self-supplier of the critical carbon components necessary in the manufacture of our mechanical heart valves. This initiative has resulted in ramp-up and start-up expenses, low initial production yields, and higher-than-normal scrap costs. We anticipate our manufacturing yields and efficiencies to improve over time as we gain experience and expertise manufacturing our own carbon components. We do not manufacture or produce products we sell or service for the surgical treatment of cardiac arrhythmias, heart valve repair, or cardiovascular allograft tissues. We believe that our properties are adequate to serve our business operations for the foreseeable future.

At our Plymouth, Minnesota facility and our sales offices for our foreign subsidiaries in France and Germany, we warehouse our mechanical valve inventories and products for cardiac arrhythmias and heart valve repair.

We maintain a comprehensive quality assurance and quality control program, which includes documentation of all material specifications, operating procedures, equipment maintenance, and quality control test methods. Our documentation systems comply with appropriate Food and Drug Administration (FDA) and ISO 13485 requirements.

RESEARCH AND DEVELOPMENT

Our research and development activities include developing new products, improving our current products, and the clinical and regulatory activities to support our products. These activities are carried out in our Plymouth facilities, although we work with physicians, research hospitals, and universities around the world. None of this work is funded by customers or other outside institutions. The development process for any new product can range from several months to several years, primarily depending on the regulatory pathway required for approval. Research and development expenses totaled $1.7 million in 2005, $1.0 million in 2004 and $1.8 million in 2003. At the end of 2005 our research and development headcount totaled nine employees.

FINANCIAL INFORMATION ABOUT SEGMENTS

Since our inception, we have operated in the single industry segment of developing, manufacturing, and marketing medical devices.

SEASONALITY

Our sales and operating results have varied and are expected to continue to vary significantly from quarter to quarter as a result of seasonal patterns. We expect that our business will be seasonal, with the third quarter of each year typically having the lowest sales, due to vacation and time-off periods in our international markets, especially Europe.

PATENTS AND PROPRIETARY TECHNOLOGY

Our policy is to protect our proprietary position by obtaining U.S. and foreign patents to protect technology, inventions and improvements important to the development of our business. The original patent obtained by Carbomedics under which our valve was developed expired in 2004. We subsequently made modifications to the basic design. We were issued a U.S. patent covering our design improvements to the ATS Open Pivot Heart Valve in October 1994. This patent expires in 2011. We also have filed patent applications in Japan, Belgium, France, Germany, Netherlands, Spain, Switzerland and the United Kingdom relating to the design improvements. Patents have been granted in all of these countries. We cannot be certain that any patents will not be challenged or circumvented by competitors.

We also rely on trade secrets and technical know-how in the manufacture and marketing of the ATS Open Pivot Heart Valve. We typically require our employees, consultants and contractors to execute confidentiality agreements with respect to our proprietary information.

We claim trademark protection on ATS Medical(TM) and ATS Open Pivot(R). U.S. trademark and service mark registrations are generally for a term of 10 years, renewable every 10 years as long as the trademark is used in the regular course of trade. We have also been granted rights by certain partners to use their trademark(s) in our sales and marketing activities of their products and services.

GOVERNMENT REGULATION

UNITED STATES

Numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies, strictly regulate our products and research and development activities. The Federal Food, Drug, and Cosmetic Act, the regulations promulgated under this act, and other federal and state statutes and regulations, govern, among other things, the pre-clinical and clinical testing, design, manufacture, safety, efficacy, labeling, storage, record keeping, advertising and promotion of medical devices. The FDA classifies our ATS Open Pivot Heart Valve as a Class III device, which is subject to the highest level of controls.

Generally, before we can market a new medical device, we must obtain marketing clearance through a 510(k) premarket notification, approval of a premarket approval application (PMA) or approval of product development protocol (PDP). A PMA or PDP application must be submitted if a proposed device does not qualify for a 510(k) premarket clearance procedure. It generally takes several months from the date of a 510(k) submission to obtain clearance, but it may take longer, particularly if a clinical trial is required. The PMA and PDP process can be expensive, uncertain, require detailed and comprehensive data and generally take significantly longer than the 510(k) process.

If human clinical trials of a device are required, either for a 510(k) submission or a PMA application, the sponsor of the trial, usually the manufacturer or the distributor of the device, must file an investigational device exemption (IDE) application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and/or laboratory testing. If the IDE application is approved by the FDA and one or more appropriate institutional review boards (IRBs) human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the study by the IRBs without separate approval from the FDA. Submission of an IDE does not give assurance that the FDA will approve the IDE and, if it is approved, there can be no assurance the FDA will determine that the data derived from the studies support the safety and efficacy of the device or warrant the continuation of clinical trials. An IDE supplement must be submitted to and approved by the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness, study indication or the rights, safety or welfare of human subjects.

We are also subject to FDA regulations concerning manufacturing processes and reporting obligations. These regulations require that manufacturing steps be performed according to FDA standards and in accordance with documentation, control and testing standards. The FDA monitors compliance with its good manufacturing practices regulations by conducting periodic inspections. We are required to provide information to the FDA on adverse incidents as well as maintain a detailed record keeping system in accordance with FDA guidelines.

The advertising of our products is also subject to both FDA and Federal Trade Commission regulations. In addition, we will be subject to the "fraud and abuse" laws and regulations promulgated by the U.S. Department of Health and Human Services and the U.S. Health Care Finance Administration if we sell the ATS Open Pivot Heart Valve to Medicare or Medicaid patients. Under these regulations, it is a criminal offense (subject to certain exceptions) to knowingly or willfully offer, pay, solicit, or receive remuneration in order to induce business for which reimbursement may be provided under a federal healthcare program.

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

INTERNATIONAL

In order to market our products in European and other foreign countries, we must obtain required regulatory approvals and comply with extensive regulations governing product safety, quality and manufacturing processes. These regulations vary significantly from country to country and with respect to the nature of the particular medical device. The time required to obtain these foreign approvals to market our products may be longer or shorter than in the United States, and requirements for licensing may differ from FDA requirements.

In order to market our products in the member countries of the European Union, we are required to comply with the medical devices directive and obtain CE mark certification. The CE mark denotes conformity with European standards for safety and allows certified devices to be sold in all European Union countries. Under the medical devices directives, all medical devices, including active implants and in vitro diagnostic products, must qualify for CE marking.

THIRD-PARTY REIMBURSEMENT

In the United States, healthcare providers that purchase medical devices, including our products, generally rely on third-party payors, including Medicare, Medicaid, private health insurance carriers and managed care organizations, to reimburse all or part of the cost and fees associated with the procedures performed using these devices. The commercial success of the ATS Open Pivot Heart Valve will depend on the ability of healthcare providers to obtain adequate reimbursement from third-party payors for the surgical procedures in which our products are used. Third-party payors are increasingly challenging the pricing of medical products and procedures. Even if a procedure is eligible for reimbursement, the level of reimbursement may not be adequate. In addition, third-party payors may deny reimbursement if they determine that the device used in the treatment was not cost-effective or was used for a non-approved indication.

In international markets, market acceptance of the ATS Open Pivot Heart Valve depends in part upon the availability of reimbursement from healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country. The main types of healthcare payment systems in international markets are government-sponsored healthcare and private insurance. Countries with government-sponsored healthcare, such as the United Kingdom, have a centralized, nationalized healthcare system. New devices are brought into the system through negotiations between departments at individual hospitals at the time of budgeting. In many of the countries where we market, the government sets an upper limit of reimbursement for various valve types. In most foreign countries, there are also private insurance systems that may offer payments for alternative devices.

We have pursued reimbursement for our ATS Open Pivot Heart Valve internationally through our independent distributors. While the healthcare financing issues in these countries are substantial, we have been able to sell the ATS Open Pivot Heart Valve to private clinics and nationalized hospitals in each of the countries served by our distributors.

All third-party reimbursement programs, whether government-funded or insured commercially, inside the United States or outside, are developing increasingly sophisticated methods of controlling health care costs through prospective reimbursement and capitation programs, group purchasing, redesign of benefits, second opinions required prior to major surgery, careful review of bills, encouragement of healthier lifestyles and exploration of more cost-effective methods of delivering healthcare. These types of programs can potentially limit the amount which healthcare providers may be willing to pay for medical devices.

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

EMPLOYEES

As of January 1, 2006, we employed approximately 227 full-time and part-time employees. Our employees are vital to our success. We believe we have been successful in attracting and retaining qualified personnel. We believe our employee relations are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are as follows:

Name                   Age   Position
----                   ---   --------
Michael D. Dale         46   Chief Executive Officer, President and Director
Maria-Teresa. Ajamil    58   Vice President, International Markets
Richard A. Curtis       41   Vice President, Marketing and Business Development
John R. Judd            49   Chief Financial Officer
Marc R. Sportsman       51   Vice President, Sales

MICHAEL D. DALE has served as our Chief Executive Officer, President and Director since October 2002. From 2000 to 2002, Mr. Dale was Vice-President of Worldwide Sales and Marketing at Endocardial Solutions, Inc., a company that develops, markets and distributes an advanced cardiac mapping system. Mr. Dale joined Endocardial Solutions, Inc. in December 1998 as Vice President Worldwide Sales. From 1996 to 1998, Mr. Dale was Vice President of Global Sales for Cyberonics, Inc., a medical device company, and additionally was managing director of Cyberonics Europe S.A. From 1988 to 1996, Mr. Dale served in several capacities at St. Jude Medical, Inc., a cardiovascular medical device company, and most recently served as the Business Unit Director for St. Jude Europe. Mr. Dale is on the Board of Directors of Enpath Medical, Inc., a medical products company that designs, develops, manufactures and markets percutaneous delivery solutions.

MARIA-TERESA (TERRIE) AJAMIL was appointed an executive officer of ATS in September 2005 and has served as our Vice President, International Markets since January 2004. Prior to joining ATS, Ms. Ajamil was Vice President of Emerging Markets at St. Jude Medical, a cardiovascular medical device company, from September 1993 to December 2002. In 1992 and 1993, Ms. Ajamil served as Vice President of Marketing for Pharmacia Deltec, a medical device company. Ms. Ajamil also spent 16 years at 3M, Inc., a multi-national diversified technology and consumer products company, in numerous positions of international operations, marketing and sales in several of 3M's healthcare divisions.

RICHARD A. CURTIS has served as our Vice President of Marketing and Business Development since December 2002. Prior to joining ATS, Mr. Curtis was Vice President of Corporate Development at Cardinal Health, Inc., a provider of healthcare products and services, from September 2001 to November 2002. From 1999 to 2001, Mr. Curtis was Vice President of Business Development for Hill-Rom, Inc., a provider of patient care environment and therapy solutions, and from 1997 to 1999, he was a Director of Corporate Development at Hillenbrand Industries, a health care and funeral services provider.

JOHN R. JUDD has served as our Chief Financial Officer since October 2003. Prior to joining ATS, Mr. Judd was Corporate Controller for American Medical Systems, Inc., a provider of medical devices to urologists and gynecologists, from 2000 until 2003. From 1981 until 1999, Mr. Judd was at Apogee Enterprises, Inc., a provider of glass products and services, serving in various positions within corporate and divisional finance, operations management, and from 1997 until 1999, serving as Chief Financial Officer of the autoglass division.

MARC R. SPORTSMAN has served as our Vice President of Sales since April 2003. Mr. Sportsman has over 25 years of cardiovascular medical device sales and sales management experience, beginning with Shiley, Inc., a medical device company, from 1981 to 1986, and then St. Jude Medical, Inc. from 1986 until 2003. His most recent position before joining ATS was as Area Vice President of St. Jude Medical, Inc., where he was responsible for sales of the company's four product groups in an eight state area.

AVAILABLE INFORMATION

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished to the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) are available free of charge through our website (www.atsmedical.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission.

ITEM 1A. RISK FACTORS

Our business faces many risks. Any of the risks discussed below, or elsewhere in this Form 10-K or our other filings with the Securities and Exchange Commission, could have a material impact on our business, financial condition or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.

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

While we commenced marketing additional products during 2005 that totaled 10% of net revenues for the year ended December 31, 2005, there can be no assurance that these new products will decrease our dependence on the sales of mechanical heart valves. Increasing revenues from new products cannot be guaranteed. Even if we were to develop additional products, regulatory approval would likely be required to sell them. Clinical testing and the approval process itself are very expensive and can take many years. Therefore, we do not expect to be in a position to sell additional products in the foreseeable future. Adverse rulings by regulatory authorities, product liability lawsuits, the failure to achieve widespread U.S. market acceptance, the loss of market acceptance outside of the United States, or other adverse publicity may significantly and adversely affect our sales of the ATS heart valve, and, as a result, would adversely affect our business, financial condition and results of operations.

THE ANTICIPATED BENEFITS OF ACQUIRING 3F THERAPEUTICS MAY NOT BE REALIZED.

ATS and 3F entered into the merger agreement with the expectation that the merger will result in various benefits, including, among others, benefits relating to an expanded heart valve product line, enhanced revenues, a strengthened market position for ATS in the heart valve industry, cross selling opportunities, technology, cost savings and operating efficiencies. Achieving the anticipated benefits of the merger is subject to a number of uncertainties, including whether 3F's development-stage products are ultimately marketable, whether ATS integrates 3F in an efficient and effective manner, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy and could materially impact ATS's business, financial condition and operating results.

ATS MEDICAL MAY HAVE DIFFICULTY INTEGRATING 3F THERAPEUTICS AND MAY INCUR SUBSTANTIAL COSTS IN CONNECTION WITH THE INTEGRATION.

Integrating 3F's operations into ATS's business will be a complex, time-consuming and expensive process. Before the merger, ATS and 3F operated independently, each with its own business, products, customers, employees, culture and systems. ATS may experience material unanticipated difficulties or expenses in connection with the integration of 3F due to various factors. These factors may include:

     - retaining and integrating management and other key employees of the combined company;

     - costs and delays in implementing common systems and procedures and integrating 3F's products and operations into ATS's business;

     - potential charges to earnings resulting from the application of purchase accounting to the transaction;

     - difficulty comparing financial reports due to differing financial and accounting systems;

     - diversion of management resources from the business of the combined company; and

     - reduction or loss of customer sales due to the potential for market confusion, hesitation and delay.

Many of these factors are outside the control of either company. The time and expense associated with converting the businesses of the combined company to a single combined company may exceed management's expectations and limit or delay the intended benefits of the transaction. To the extent any of these events occurs, the benefits of the transaction may be reduced, at least for a period of time. In addition, it is possible that unexpected transaction costs, such as taxes, fees or professional expenses, or unexpected future operating expenses, such as increased personnel costs, as well as other types of unanticipated adverse developments, could have a material adverse effect on ATS's business, financial condition and results of operations.

IF THE CONDITIONS TO THE MERGER ARE NOT MET, THE MERGER MAY NOT OCCUR.

Certain conditions set forth in the merger agreement must be satisfied or waived to complete the merger. If the conditions are not satisfied or waived, the merger will not occur or will be delayed, and each of ATS and 3F may lose some or all of the intended benefits of the merger. In addition to other customary closing conditions, the following conditions must be satisfied or waived, if permissible, before ATS and 3F are obligated to complete the merger:

     - the issuance of the shares in the merger must be approved by the shareholders of ATS; and

     - there must be no fact, event or circumstance that would have a material adverse effect on the business of ATS or 3F, taken as a whole.

We cannot assure you that these conditions will be satisfied.

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

WE ARE DEPENDENT UPON SALES OUTSIDE THE UNITED STATES, WHICH ARE SUBJECT TO A NUMBER OF RISKS INCLUDING A DROP IN SALES DUE TO CURRENCY FLUCTUATIONS.

For the year ended December 31, 2005, almost 62% of our net sales were derived from international operations. We expect that international sales will account for a substantial majority of our revenue until the ATS heart valve receives wider market acceptance from U.S. customers. Accordingly, any material decrease in foreign sales may materially and adversely affect our results of operations.

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

WE HAVE A HISTORY OF NET LOSSES. IF WE DO NOT HAVE NET INCOME IN THE FUTURE, WE MAY BE UNABLE TO CONTINUE OUR OPERATIONS.

We are not currently profitable and have a very limited history of profitability. As of December 31, 2005, we had an accumulated deficit of $84.1 million. We expect to incur significant expenses over the next several years as we continue to devote substantial resources to the commercialization of the ATS heart valve in the United States. We will not generate net income unless we are able to significantly increase revenue from U.S. sales. If we continue to sustain losses, we may not be able to continue our business as planned.

WE HAVE A HISTORY OF REGULARLY RAISING FUNDS AND INCURRING DEBT TO FUND NET LOSSES. IF OUR CURRENT CASH AND INVESTMENT BALANCES ARE INADEQUATE TO CARRY US TO PROFITABILITY, WE MAY NEED TO RAISE EQUITY OR INCUR DEBT IN THE FUTURE.

During the last three years, we have completed financings to fund our operations. If our future operations require greater cash than our current balances, we would again be required to raise equity or issue debt. If we were unable to raise these funds, we may not be able to continue our business as planned.

THE MARKET FOR PROSTHETIC HEART VALVES IS HIGHLY COMPETITIVE, AND A NUMBER OF OUR COMPETITORS ARE LARGER AND HAVE MORE FINANCIAL RESOURCES. IF WE DO NOT COMPETE EFFECTIVELY, OUR BUSINESS WILL BE HARMED.

The market for prosthetic heart valves is highly competitive. We expect that competition will intensify as additional companies enter the market or modify their existing products to compete directly with us. Our primary competitor, St. Jude Medical, Inc., currently controls approximately 50% of the worldwide mechanical heart valve market. Many of our competitors have long-standing FDA approval for their valves and extensive clinical data demonstrating the performance of their valves. In addition, they have greater financial, manufacturing, marketing and research and development capabilities than we have. For example, many of our competitors have the ability, due to their internal carbon manufacturing facilities and economies of scale, to manufacture their heart valves at a lower cost than we can manufacture the ATS heart valve. Our primary competitor has recently used price as a method to compete in several international markets. If heart valve prices decline significantly we might not be able to compete successfully, which would harm our results of operations.

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

A DELAY OR INTERRUPTION IN OUR MANUFACTURING OF PYROLYTIC CARBON COMPONENTS COULD DELAY PRODUCT DELIVERY OR FORCE US TO CEASE OPERATIONS.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

In the United States, we lease approximately 56,000 square feet of space in two buildings in Plymouth, a suburb of Minneapolis, Minnesota. One lease, covering approximately 33,000 square feet, expires on March 31, 2009 and is used for administrative, production and engineering purposes. The lease on the other 23,000 square feet expires July, 2008 and is used for carbon manufacturing. Outside the United States, we lease four sales and marketing offices in China, France, Germany, and Sweden. We believe that our facilities are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

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

                     High    Low
                    -----   -----
Fiscal Year 2004:
   First Quarter    $6.49   $3.99
   Second Quarter   $5.75   $3.77
   Third Quarter    $3.99   $3.02
   Fourth Quarter   $4.66   $3.38

                     High    Low
                    -----   -----
Fiscal Year 2005:
   First Quarter    $4.58   $3.55
   Second Quarter   $3.78   $2.99
   Third Quarter    $3.84   $3.35
   Fourth Quarter   $3.79   $2.72

HOLDERS

As of February, 27, 2006, we had approximately 625 holders of record of our common stock.

DIVIDENDS

We have never declared or paid cash dividends. We intend to retain all future earnings for the operation and expansion of our business. We do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future.

REPURCHASES OF COMMON STOCK

We did not repurchase any of our securities during the fourth quarter of 2005.

SALES OF UNREGISTERED SECURITIES

We had no sales of unregistered securities during 2005 that have not been previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q.

ITEM 6. SELECTED FINANCIAL DATA

                                                                 Year Ended December 31,
                                                  ----------------------------------------------------
                                                    2005       2004       2003       2002       2001
                                                  --------   --------   --------   --------   --------
(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales                                         $ 34,636   $ 28,015   $ 18,484   $ 13,301   $ 15,080
Cost of sales                                       22,828     21,227     17,632     12,307     10,310
                                                  --------   --------   --------   --------   --------
Gross profit                                        11,808      6,788        852        994      4,770
Operating expenses:
   Sales and marketing                              18,948     16,520     10,180      2,425      3,906
   Research and development                          1,733      1,011      1,764      3,312      4,904
   General and administrative                        7,314      5,954      4,350      3,114      3,844
   Impairment of technology license                     --         --         --      8,100         --
   Reorganization expense                               --         --         --      1,130         --
   Distributor termination expenses                     --         --         --        821         --
   Gain on extinguishment of debt                       --         --     (2,575)        --         --
                                                  --------   --------   --------   --------   --------
   Total operating expenses                         27,995     23,485     13,719     18,902     12,654
                                                  --------   --------   --------   --------   --------
Operating loss                                     (16,187)   (16,697)   (12,867)   (17,908)    (7,884)
Interest income (expense)                             (376)        54       (425)      (304)     1,040
                                                  --------   --------   --------   --------   --------
Income (loss) before income taxes                  (16,563)   (16,643)   (13,292)   (18,212)    (6,844)
Income tax expense                                      --         --         --         --         --
                                                  --------   --------   --------   --------   --------
Net loss                                          ($16,563)  ($16,643)  ($13,292)  ($18,212)   ($6,844)
                                                  ========   ========   ========   ========   ========
Net loss per share:
   Basic                                            ($0.53)    ($0.58)    ($0.55)    ($0.82)    ($0.31)
   Diluted                                          ($0.53)    ($0.58)    ($0.55)    ($0.82)    ($0.31)
Weighted average number of shares outstanding:
   Basic                                            31,009     28,856     24,076     22,259     22,159
   Diluted                                          31,009     28,856     24,076     22,259     22,159

                                                                     As of December 31,
                                                      -----------------------------------------------
                                                        2005     2004       2003      2002      2001
                                                      -------   -------   -------   -------   -------
(in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents                             $16,620   $ 8,302   $ 6,472   $ 7,472   $ 5,079
Working capital                                        46,417    41,459    31,275    21,674    32,466
Total assets                                           85,443    79,051    76,134    91,756    94,971
Long-term liabilities, excluding current maturities    21,848     1,826       307     9,514        --
Shareholders' equity                                   55,360    69,441    72,803    74,127    92,223

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

We develop, manufacture, and market medical devices. Our primary interest lies with devices used by cardiovascular surgeons in the cardiac surgery operating theater. Currently, we participate in the markets for mechanical bileaflet replacement heart valves, allograft tissues, the surgical treatment of atrial fibrillation, and the market for surgical tools and accessories. We also are engaged in a development project for autotransfusion products.

Sulzer Carbomedics (Carbomedics) developed the basic design from which the ATS heart valve evolved. Carbomedics is a large and experienced manufacturer of pyrolytic carbon components used in mechanical heart valves. Carbomedics has also designed and patented numerous mechanical valves. In 1990, Carbomedics offered to license a patented and partially developed valve to us if we would complete the development of the valve and agree to purchase carbon components from Carbomedics. As a result, we now hold an exclusive, royalty-free, worldwide license to an open pivot, bileaflet mechanical heart valve design owned by Carbomedics from which the ATS heart valve has evolved. In addition, we have an exclusive, worldwide right and license to use Carbomedics' pyrolytic carbon technology to manufacture components for the ATS heart valve.

We commenced selling the ATS heart valve in international markets in 1992. In October 2000, we received FDA approval to sell the ATS Open Pivot(R) MHV and commenced sales and marketing of our valve in the United States. The original sales forecasts as well as the pricing models that were used when our original supply agreement was signed with Carbomedics proved to be too optimistic. Accordingly, to keep the supply agreement active and the license to sell the valve exclusive, we purchased quantities of inventory far in excess of demand. With inventory purchases exceeding sales through the years, we built up our inventory levels. Since 2002, we have drawn down these paid-for inventories and used the cash it generated to fund operations. During 2004 and 2005, we developed and implemented a plan to ramp-up our own manufacturing facility for pyrolytic carbon. By the end of 2005, this process was substantially complete.

From 1990 through 2003, we paid Carbomedics approximately $125 million for the development of our valve, the technology to manufacture pyrolytic carbon components, and for pyrolytic valve components manufactured by Carbomedics. By the end of 2002, we had remaining payments due under the technology agreement that totaled $28 million. This led us in 2003 to negotiate an accelerated but reduced payment for all outstanding debts to Carbomedics related to the technology agreement. In 2003 we paid $12 million to satisfy all future obligations under this agreement.

During 2002, we reorganized the Company, laying off more than half of the work force, including all executive management. With the hiring of a new president late in 2002, we started the process of rebuilding our sales and marketing teams, especially in the United States. This rebuilding is the most significant factor in our operating expense levels during the last three fiscal years. Because sales prices in the United States exceed selling prices elsewhere, we feel that our future success will depend on achieving increased market share in the United States. Our U.S. sales as a percentage of our overall sales have grown from 4% in 2000 to 38% in 2005.

During 2004, we made our first investments outside the mechanical heart valve market by completing two business development agreements. The first, signed in April, was with ErySave AB, a Swedish research firm, for exclusive worldwide rights to ErySave's PARSUS filtration technology for cardiac surgery procedures. We had no revenues in 2005 nor do we expect any for 2006 from this technology. In November 2004, we completed a global partnership agreement with CryoCath Technologies, Inc. to market CryoCath's surgical cryotherapy products for the ablation of cardiac arrhythmias. The agreement with CryoCath has resulted in revenues for our Company in 2005.

During 2005, we continued to develop our business outside the mechanical heart valve market by entering into two additional business development agreements. In June, we entered into a marketing services agreement with Alabama Tissue Center, Inc. (ATC, a/k/a Regeneration Technologies, Inc. - Cardiovascular), a subsidiary of Regeneration Technologies, Inc. Under the terms of the agreement, ATC has appointed us as its exclusive marketing services representative to promote, market and solicit orders for ATC's processed cardiovascular allograft tissue from doctors, hospitals, clinics and patients throughout North America. The agreement with ATC has also resulted in revenues for our Company in 2005. Also in June 2005, we entered into an exclusive development, supply and distribution agreement with Genesee BioMedical, Inc. (GBI), under which GBI will develop, supply, and manufacture cardiac surgical products to include annuloplasty repair rings, c-rings and accessories, and we will have exclusive worldwide rights to market and sell such products. Our agreement with GBI will produce revenues for our Company in 2006.

On January 23, 2006, we entered into an agreement and plan of merger with 3F Therapeutics, Inc. (3F). Under the terms of the merger agreement, upon closing we will pay each 3F stockholder its pro-rata portion of an initial payment of 9,000,000 shares of our common stock, subject to certain post-closing adjustments and a 10% escrow fund. We will deposit 900,000 of the shares to be delivered at closing into an escrow to be held for at least 18 months after closing of the merger to cover indemnification claims and certain contingencies. After expiration of the escrow, any shares remaining in the escrow will be distributed pro-rata to holders of 3F capital stock. In addition to the initial closing payment, we will be obligated to deliver up to an additional 10 million shares of our common stock to 3F stockholders. These additional shares will be made in two payments of up to 5 million shares each, each of which are contingent upon ATS obtaining either CE mark or FDA approval for 3F's key products on or prior to December 31, 2013. These contingent payments are subject to certain rights of set-off for indemnification claims and certain other events, and also may be paid in whole or in part in the event that ATS engages in a sale of one or more of those key products.

The consummation of the merger with 3F is subject to customary conditions, and the merger agreement is subject to approval by our shareholders and the stockholders of 3F; however, stockholders of 3F holding the number of shares necessary to approve the transaction have agreed to do so. We anticipate that the merger will close in the second quarter of fiscal 2006.

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

REVENUE RECOGNITION POLICY. A significant portion of our revenue in the United States, Canada, France and Germany is generated from consigned inventory maintained at hospitals or with field representatives. In these situations, revenue is recognized at the time that the product has been implanted or used. In all other instances, revenue is recognized at the time product is shipped. Certain independent distributors in select international markets receive rebates against invoiced sales amounts. In these situations, we accrue for these rebates at the time of the original sale. The total of these accrued rebates was $0.1 million and $0.4 million as of December 31, 2005 and 2004, respectively.

ALLOWANCE FOR DOUBTFUL ACCOUNTS. We maintain an allowance for doubtful accounts that is calculated using subjective judgments and estimates to establish this valuation account. Our distribution in international markets through independent distributors concentrates relatively large amounts of receivables in relatively few customer accounts. We have successfully done business with most of these distributors for many years. We monitor amounts that are not paid according to terms. We attempt to accrue for potential losses due to non-payment. Financial conditions in international markets can change very quickly and our allowance for doubtful accounts cannot anticipate all potential changes. Our allowance for doubtful accounts was approximately $0.4 million at both December 31, 2005 and 2004. As a percentage of total accounts receivable, the allowance was 3.3% on December 31, 2005 and 4.7% on December 31, 2004. The decrease in allowance as a percent of total accounts receivable is due primarily to the legal resolution late in 2005 of a large international distributor account receivable.

INVENTORY VALUATION. Inventories are recorded at the lower of manufacturing cost or net realizable value. We have historically had manufacturing costs exceeding net realizable values in certain international markets requiring us to write-down certain inventories to expected selling prices due to high purchase prices of pyrolytic valve components under our supply agreement with Carbomedics. This lower of cost or market adjustment is charged to cost of sales and is calculated by estimating future selling volume and prices by market and comparing this to actual inventory levels, both finished goods and work in process. An adjustment is made in those cases where our manufacturing costs are or will be greater than our eventual selling price. If our estimates of future selling prices or volumes prove incorrect, future adjustments to inventory carrying values would be necessary and could have a material impact on operations. Lower of cost or market adjustments were $0.7 million, $0.8 million, and $4.4 million during 2005, 2004, and 2003, respectively. We believe that future manufacturing costs will be lower as we manufacture our own pyrolytic carbon components. This should decrease the risk of these adjustments as current inventories are depleted.

We maintain an obsolescence allowance against certain finished goods inventories to cover resterilization charges for expired items. This allowance totaled $0.2 million at December 31, 2005 and 2004.

A portion of inventories on hand at December 31, 2004 were not likely to be sold in the following twelve month period and therefore were not classified as a current asset. The estimate of inventories necessary to support current sales includes our projections not only of sales but inventories for new consignment accounts and contingencies; accordingly, these amounts were classified as a current asset.

INTANGIBLE ASSETS. We assess the carrying value of our indefinite-lived intangible assets annually in accordance with the provisions of Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets. The assessment of potential impairment requires certain judgments and estimates, including the determination of an event indicating impairment, the future cash flows to be generated by the asset, risks associated with those cash flows, and the discount rate to be utilized. As of December 31, 2005, we believe that the carrying value of our indefinite-lived intangible assets, specifically the Carbomedics carbon technology license and the CryoCath agency and distribution agreements, are recoverable and no impairment charge is currently necessary.

DEFERRED TAX ASSETS. We have incurred tax losses of approximately $81 million. The losses are carried forward for U.S. and state corporate income taxes and can be used to reduce future taxable income. As a result, at December 31, 2005 we had net deferred tax assets totaling approximately $32.2 million. We have recorded a full valuation allowance against these assets because of the limited lives of the carryforwards and our lack of earnings history, which has resulted in our conclusion that it is not more than likely we will be able to utilize our loss carryforwards

RESULTS OF OPERATIONS

The following table provides the dollar and percentage change in our statements of operations for 2005 compared to 2004 and 2004 compared to 2003.

                                                           INCREASE                                    INCREASE
                                      2005       2004     (DECREASE)      %       2004       2003     (DECREASE)      %
                                    --------   --------   ----------   ------   --------   --------   ----------   ------
(in thousands)
Net sales                           $ 34,636   $ 28,015     $6,621       23.6%  $ 28,015   $ 18,484    $  9,531      51.6%
Cost of sales                         22,828     21,227      1,601        7.5%    21,227     17,632       3,595      20.4%
                                    --------   --------     ------     ------   --------   --------    --------     -----
Gross profit                          11,808      6,788      5,020       74.0%     6,788        852       5,936     696.7%
Operating expenses:
   Sales and marketing                18,948     16,520      2,428       14.7%    16,520     10,180       6,340      62.3%
   Research and development            1,733      1,011        722       71.4%     1,011      1,764        (753)    -42.7%
   General and administrative          7,314      5,954      1,360       22.8%     5,954      4,350       1,604      36.9%
   Gain on extinguishment of debt         --         --         --         --         --     (2,575)      2,575        --
                                    --------   --------     ------     ------   --------   --------    --------     -----
   Total operating expenses           27,995     23,485      4,510       19.2%    23,485     13,719       9,766      71.2%
                                    --------   --------     ------     ------   --------   --------    --------     -----
Operating loss                       (16,187)   (16,697)       510        3.1%   (16,697)   (12,867)     (3,830)    -29.8%
Interest income (expense)               (376)        54       (430)    -796.3%        54       (425)        479     112.7%
                                    --------   --------     ------     ------   --------   --------    --------     -----
Net loss                            ($16,563)  ($16,643)    $   80        0.5%  ($16,643)  ($13,292)    ($3,351)    -25.2%
                                    ========   ========     ======     ======   ========   ========    ========     =====

The following table presents our statements of operations as a percentage of net sales for 2005, 2004, and 2003.

                                     2005    2004   2003
                                    -----   -----   -----
Net sales                           100.0%  100.0%  100.0%
Cost of sales                        65.9%   75.8%   95.4%
                                    -----   -----   -----
Gross profit                         34.1%   24.2%    4.6%
Operating expenses:
   Sales and marketing               54.7%   59.0%   55.1%
   Research and development           5.0%    3.6%    9.5%
   General and administrative        21.1%   21.3%   23.5%
   Gain on extinguishment of debt     0.0%    0.0%  -13.9%
                                    -----   -----   -----
   Total operating expenses          80.8%   83.8%   74.2%
                                    -----   -----   -----
Operating loss                      -46.7%  -59.6%  -69.6%
Interest income (expense)            -1.1%    0.2%   -2.3%
                                    -----   -----   -----
Net loss                            -47.8%  -59.4%  -71.9%
                                    =====   =====   =====

NET SALES. The following table provides the dollar and percentage change in our net sales inside and outside the United States for 2005 compared to 2004 and 2004 compared to 2003.

                          2005      2004    INCREASE     %      2004      2003    INCREASE     %
                        -------   -------   --------   ----   -------   -------   --------   ----
(in thousands)
United States           $13,194   $ 9,330    $3,864    41.4%  $ 9,330   $ 5,141    $4,189    81.5%
Outside United States    21,442    18,685     2,757    14.8%   18,685    13,343     5,342    40.0%
                        -------   -------    ------    ----   -------   -------    ------    ----
Total                   $34,636   $28,015    $6,621    23.6%  $28,015   $18,484    $9,531    51.6%
                        =======   =======    ======    ====   =======   =======    ======    ====

The following table provides our net sales inside and outside the United States as a percentage of total net sales for 2005, 2004, and 2003.

                         2005    2004    2003
                        -----   -----   -----
Share of net sales:
United States            38.1%   33.3%   27.8%
Outside United States    61.9%   66.7%   72.2%
                        -----   -----   -----
Total                   100.0%  100.0%  100.0%
                        =====   =====   =====

The following table provides the percentage change in average sales price, unit sales, and net sales for our mechanical heart valves inside and outside the United States for 2005 from 2004 and 2004 from 2003.

                                  2005                      2004
                        -----------------------   -----------------------
                        Average                   Average
                         Sales     Unit    Net     Sales     Unit    Net
                         Price    Sales   Sales    Price    Sales   Sales
                        -------   -----   -----   -------   -----   -----
United States             2.8%    10.2%   13.4%     2.0%    77.9%   81.5%
Outside United States    -6.9%    17.3%    9.7%    -4.0%    45.9%   40.0%
                         ----     ----    ----     ----     ----    ----
Total                    -4.7%    16.3%   10.9%    -3.2%    56.5%   51.6%
                         ====     ====    ====     ====     ====    ====

Starting in the fourth quarter of 2002 and continuing through 2005, we have been building a new sales organization in the United States, which has grown to four area directors managing more than 30 sales territories. Our representation within these territories consists of both direct sales representatives and independent agents. This new sales organization and overall greater sales efforts contributed to our net sales increases and to our sales within the United States. accounting for a larger percentage of overall sales.

During the last three fiscal years, we have aggressively entered several international markets that represented opportunities for greater mechanical heart valve sales unit growth but at prices lower than our other markets. Prices in some of these territories are lower than our historical manufacturing costs. We felt this strategy was reasonable because it allowed us to increase our market share while reducing our high priced but paid-for inventories.

Net sales in 2005 were also favorably impacted by revenue from the new business initiatives and partnerships discussed above, mainly revenue derived from surgical cryotherapy products and processed cardiovascular allograft tissue. Approximately 10% of our 2005 revenue was derived from new products.

COST OF GOODS SOLD AND GROSS PROFIT. Our costs of goods sold and gross profit as a percentage of net sales has improved over the last three years due in part to increases in our mechanical heart valve average selling prices, which are much higher in the United States than in international markets and are rising modestly. Our gross profit is anticipated to continue improving as sales within the United States. increase as a percentage of total sales and as we start selling valves that have been entirely manufactured in our facilities.

During 2004 and 2005, we developed and implemented a plan to ramp-up our manufacturing facility for pyrolytic carbon. By the end of 2005, this process was substantially complete. Ramp-up costs totaled approximately $1.8 million and $1.9 million, representing 5.1% and 6.7% of net sales, for 2005 and 2004, respectively.

We have made write-downs to our inventories the past three years due to future selling prices being lower than manufacturing costs in select international markets. These write-downs have declined as our high-cost carbon components purchased from Carbomedics have been depleted and sold, which has had favorable year-to-year impacts on both cost of goods sold and gross profit as a percentage of net sales. The write-downs totaled $0.7 million, $0.8 million, and $4.4 million, representing 2.0%, 2.9%, and 23.8% of net sales for 2005, 2004, and 2003, respectively.

Our gross profit as a percentage of net sales in 2005 was also favorably impacted by revenue and gross profit from the new business initiatives and partnerships discussed above, mainly revenue derived from surgical cryotherapy products and processed cardiovascular allograft tissue. Our 2005 gross margin as a percentage of net sales improved approximately 6.6% over 2004 due to these new business initiatives.

The ATS valve is made of materials that do not deteriorate. Other than the need to resterilize the valves periodically, there is no risk of perishability. Pyrolytic carbon, which is the substrate used in manufacturing our valves, has been the only material used to manufacture mechanical heart valves for humans for many years and remains the most advanced raw material for our products. The other sources of prosthetic heart valves for humans are cadaver and animal tissues. For our heart valves, however, obsolescence issues are remote due to certain advantages offered by mechanical heart valves, including superior durability. Similarly, we believe that, given the lead time that would be required, there is no material risk that there would be the introduction and FDA approval of another substrate that would replace pyrolytic carbon prior to the end of the period over which we expect to sell our inventory of valves.

SALES AND MARKETING. Cost increases in 2005 over 2004 and 2004 over 2003 were for the further development of our worldwide sales and marketing organization and the substantial increase in sales and marketing personnel.

In the United States, our sales and marketing costs rose approximately 6% in 2005 and 50% in 2004, to $13.6 million and $12.8 million, respectively. U.S. sales and marketing costs have risen in support of an increase in sales territories, the development of marketing programs in support of new products and services, and new marketing programs directed at increasing the U.S. market share of our mechanical heart valves. Starting in late 2002, we began building a sales and marketing organization that has steadily grown to more than 30 sales territories in the United States and has a marketing department that now consists of 14 employees.

Internationally, our sales and marketing costs increased approximately 46% in 2005 and 128% in 2004, to $5.4 million and $3.7 million, respectively. These increases reflect our continued investment in international markets. In 2003, we set up direct operations in France; in 2004, we set up infrastructure to support sales in China, and in early

2005, we set up direct sales operations in Germany. Cost increases in 2005 also included separation costs in France and increased sales management.

RESEARCH AND DEVELOPMENT. Research and development (R & D) expenses include the costs to develop and improve current and future products, the costs for regulatory and clinical activities for these products, and prior to 2004, the costs to set up and maintain our carbon components manufacturing facility while it was in a pre-production mode.

The following table compares the different components of R & D costs for 2005, 2004, and 2003.

                                           Year Ended December 31,
                                          ------------------------
                                           2005     2004     2003
                                          ------   ------   ------
(in thousands)
Costs related to manufacturing facility   $   --   $   --   $1,209
All other R & D costs                      1,733    1,011      555
                                          ------   ------   ------
Total R & D costs                         $1,733   $1,011   $1,764
                                          ======   ======   ======

R & D expenses increased 71% in 2005 due to costs to develop and improve current and future products and the costs for regulatory and clinical activities for these products. The 2005 increase in R & D spending also reflects staff additions as well as an increase in the number of R & D programs. The decrease in R & D expenses in 2004 is attributable primarily to the plan to ramp-up our pyrolytic carbon facility. Accordingly, beginning in 2004, these costs became part of our manufacturing costs and inventories and will be expensed through cost of goods sold as products are sold.

GENERAL AND ADMINISTRATIVE. During 2005, major cost increases in general and administrative (G & A) expenses were for employee salary and benefits of $0.3 million, non-cash stock compensation and bonus expense of $0.6 million, legal fees in support of business development of $0.3 million, corporate insurance costs of $0.1 million and outside consulting services relating primarily to Board of Directors fees of $0.1 million. During 2004, we experienced costs increases of approximately $0.2 million for salaries and benefits of our employees, $0.3 million for corporate insurances, $0.3 million for bad debt expense, and $0.6 million for outside consultants and additional audit expenses to document and test internal controls in support of Sarbanes-Oxley.

In 2005, we granted restricted stock awards for 351,000 shares of common stock to officers and certain employees, resulting in non-cash stock compensation expense charged to G & A expenses of approximately $0.6 million during 2005.

The Financial Accounting Standards Board (FASB) has issued FASB Statement No. 123 (Revised 2004), Share-Based Payment, which was adopted by ATS on January 1, 2006. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options and restricted stock awards, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We are completing our evaluation of the methodology to use in adopting Statement 123(R). We estimate that total stock compensation expense to be recognized under stock options and restricted stock awards outstanding at December 31, 2005, will be between $0.7 million and $0.9 million in fiscal 2006, between $0.3 million and $0.4 million in fiscal 2007, and approximately $0.1 million in fiscal 2008.

In December 2005, we authorized the acceleration of vesting of all otherwise unvested stock options held by our employees with an exercise price of $3.00 or greater granted under the 2000 Stock Incentive Plan or as a free standing option not under any plan. Options to purchase 1,294,232 shares of common stock were subject to this acceleration. The decision to accelerate vesting of these underwater options was made primarily to minimize future compensation expense that we would otherwise recognize in our consolidated statement of operations with respect to these options pursuant to Statement 123(R). We believe that the aggregate future expense eliminated as a result of the acceleration of the vesting of these options is approximately $3.3 million.

GAIN ON EXTINGUISHMENT OF DEBT. In 2003, we entered into an agreement and paid Centerpulse USA Holdings Co. (Centerpulse) $12 million in exchange for cancellation of all of our payment obligations under our carbon technology agreement and after which we would own a fully paid exclusive license to use the carbon technology to produce components for our valve. Prior to this agreement, we were obligated to pay Centerpulse an aggregate of $28 million under the technology agreement over a period of approximately four years. These payments were accrued as milestones were met. Of the total $28 million, there were two uncompleted milestones totaling $12 million that were not accrued. Since the amount accrued exceeded the amount we paid, we realized a non-cash gain on the extinguishment of debt in the amount of $2.6 million on this transaction.

NET INTEREST INCOME (EXPENSE). In 2005, net interest expense was attributable primarily to the October 2005 sale of $22.4 million aggregate principal amount of 6% Convertible Senior Notes, discussed further below. Interest expense on these Notes in 2005 was $0.5 million, which includes amortization of financing costs and the discount related to the implied value of common stock warrants sold with the Notes. In both 2005 and 2004, interest expense was also attributable to the credit facility with Silicon Valley Bank and the amortization of the financing costs to set up this facility. Net interest expense in 2003 was primarily attributable to the imputed interest on our long-term debt previously owed to Centerpulse. Interest income was $0.3 million, $0.2 million and $0.1 million in 2005, 2004 and 2003, respectively, and is attributable to the investment of our cash balances.

INCOME TAXES. We have accumulated approximately $81 million of net operating loss ("NOL") carryforwards for U.S. tax purposes. We believe that our ability to fully utilize the existing NOL carryforwards could be restricted on a portion of the NOL for changes in control that may have occurred or may occur in the future. We have not conducted a formal study of whether a change in control of ATS has occurred in the past that impairs our NOL carryforwards because we are unable to utilize such NOL carryforwards until we achieve profitability and because this study would be very expensive to complete. When we attain profitability, we will conduct a formal study of any restrictions on our carryforwards. We have not recorded any deferred tax asset related to our NOL carryforwards and other deferred items as we currently cannot determine that it is more likely than not that this asset will be realized and we, therefore, have provided a valuation allowance for the entire asset.

NET LOSS. Our net loss in 2005, which was slightly lower than our net loss in 2004, and the increase in net loss in 2004 compared to 2003 resulted from changes in sales offset by changes in operating costs, all of which are described above.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents, and short-term investments totaled $21.7 million and $16.0 million at December 31, 2005 and December 31, 2004, respectively.

OPERATING ACTIVITIES. During 2005, we received cash payments from customers of $32.1 million and made payments to employees and suppliers of $42.3 million. During 2004, we received cash payments from customers of $25.1 million and made cash payments to employees and suppliers of $31.1 million. Our operating losses during the past three fiscal years were significantly funded through the depletion of inventories. Since 2002, we incurred significant expenses commercializing the ATS heart valve in the United States. As we build sales in future periods and our cost of inventories decrease, we believe our operating losses will decrease and we will move steadily towards a cash flow breakeven on sales and eventually to profitability. We believe our current cash balances are adequate to fund our operating activities during 2006.

INVESTING ACTIVITIES. We purchased property and equipment of $2.3 million, $2.9 million and $0.7 million during 2005, 2004 and 2003, respectively. Capital purchases during 2005 were mainly in support of increasing production in our pyrolytic carbon facility. During 2006, our spending on property and equipment should decline as a substantial portion of our 2005 purchases supported our pyrolytic carbon facility production increase efforts, which are substantially completed.

In November 2004, we signed a global partnership agreement with CryoCath Technologies, Inc. to market CryoCath's surgical cryotherapy products for the ablation of cardiac arrhythmias. For certain customers that we will market, we agreed to make a payment to CryoCath representing a portion of the prior year's sales to these customers and future payments of a certain percentage of the sales occurring over the following three-year period. These payments are refundable to us upon cancellation of the agreements. In June 2005, the Company made $1.6 million in licensing fee payments to CryoCath under the partnership agreement.

In April 2004, we signed an exclusive development and licensing agreement with ErySave AB and made an initial milestone payment of approximately $0.2 million. In July 2005, we made additional milestone payments of $0.3 million. Future payments under this agreement, based upon the attainment of developmental milestones, could total an additional $1.0 million. These payments are expected to occur during 2006 and 2007.

In 2003, we paid $12.0 million of debt related to our technology agreement with Carbomedics. We have no future payment obligations under the technology agreement.

FINANCING ACTIVITIES. We have historically funded our operations through equity investments. During 2004 and 2003, we raised $12.4 million and $11.4 million, respectively, through private placement equity offerings, net of offering costs. During 2005, 2004, and 2003, we also raised approximately $0.5 million, $0.8 million, and $0.2 million, respectively, through the issuance of common stock through stock options and our employee stock purchase plan.

In July 2004, we entered into a secured credit facility consisting of a $2.5 million term note and a $6.0 million line of credit. We fully drew down the $2.5 million term note, which was used to fund equipment purchases for our pyrolytic carbon facility. The term note calls for equal installment payments over 36 months which commenced in February 2005. Accordingly, during 2005 we repaid $0.8 million on the note.

Under an amendment to the secured credit facility agreement effective April 1, 2005, we are subject to certain financial covenants, including a liquidity ratio of not less than 2.0 to 1.0 and a net tangible net worth of at least $39 million through June 30, 2005, and $36 million thereafter. At December 31, 2005, the Company was in compliance with its financial covenants.

In October 2005, we sold a combined $22.4 million aggregate principal amount of 6% Convertible Senior Notes due 2025 (Notes) and issued warrants to purchase 1,344,000 shares of our common stock (Warrants). The Warrants are exercisable at $4.40 per share and expire in 2010. We plan to use these proceeds to fund business development opportunities.

The Notes are convertible into common stock at any time at a fixed conversion price of $4.20 per share, subject to certain adjustments. If fully converted, the Notes would convert into approximately 5,333,334 shares of our common stock and would require us to increase our authorized shares. If the Notes are converted under certain circumstances on or prior to October 15, 2008, we will pay the investors the interest they would have received on the Notes through that date. We have the right to redeem the Notes at 100% of the principal amount plus accrued interest at any time on or after October 20, 2008, and the investors have the right to require us to repurchase the Notes at 100% of the principal amount plus accrued interest on October 15 in 2010, 2015 and 2020.

CASH MANAGEMENT

During 2006, we will deplete our high priced but paid-for inventories of pyrolytic carbon components. During the last two years we have increased production of these components in our own factory. We estimate that operating costs will remain high in comparison to sales during 2006 and will require the use of cash to fund operations. We will draw down cash balances to build inventories and fund operations during 2006.

Based upon the current forecast of sales and operating expenses, we anticipate having cash to fund our operations through 2006. However, as identified in Item 1A of this Form 10-K, any adverse change that affects our revenue, access to the capital markets or future demand for our products will affect our long-term viability. Maintaining adequate levels of working capital depends in part upon the success of our products in the marketplace, the relative profitability of those products and our ability to control operating and capital expenses. Funding of our operations in future periods may require additional investments in ATS in the form of equity or debt. There can be no assurance that we will achieve desired levels of sales or profitability, or that future capital infusions will be available.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any "off-balance sheet arrangements" (as such term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS

The following table sets forth our future payment obligations:

                                           Payments Due By Period
                            ---------------------------------------------------
                                        Less      One to   Three to   More than
                                        than      Three      Five        Five
                             Total    One year    Years     Years       Years
                            -------   --------   -------   --------  ----------
(thousands)
Convertible notes payable   $22,400        --         --    $22,400       --
Bank notes payable            1,736    $  833    $   903         --       --
Operating leases              1,717       503      1,122         92       --
Purchase obligations         21,750        --     15,000      6,750       --
                            -------    ------    -------    -------      ---
Total                       $47,603    $1,336    $17,025    $29,242       --
                            =======    ======    =======    =======      ===

CAUTIONARY STATEMENTS

This document contains forward-looking statements within the meaning of federal securities laws that may include statements regarding intent, belief or current expectations of our Company and our management. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. We desire to take advantage of these "safe harbor" provisions. Accordingly, we have identified in Item 1A of this Form 10-K important risk factors which could cause our actual results to differ materially from any such results which may be projected, forecast, estimated or budgeted by us in forward-looking statements made by us from time to time in reports, proxy statements, registration statements and other written communications, or in oral forward-looking statements made from time to time by our officers and agents. We do not intend to update any of these forward-looking statements after the date of this Form 10-K to conform them to actual results.

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

Transactions with U.S. and non-U.S. customers and distributors, other than in France and Germany, are entered into in U.S. dollars, precluding the need for foreign currency hedges on such sales. Sales through our French and German subsidiaries are in Euros, so we are subject to profitability risk arising from exchange rate movements. We have not used foreign exchange contract or similar devices to reduce this risk. We will evaluate the need to use foreign exchange contracts or similar devices, if sales in France and Germany increase substantially.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and the reports of our registered public accounting firm are included in this Annual Report on Form 10-K beginning on page F-1. The index to this report and the financial statements is included in
Item 15 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer, or CEO, and chief financial officer, or CFO, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2005.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control -- Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in "Internal Control -- Integrated Framework," our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young, LLP, the independent registered public accounting firm which also audited our consolidated financial statements. Ernst & Young's attestation report on our management's assessment of internal control over financial reporting appears on page F-2 of this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As previously reported, in connection with our assessment of the effectiveness of our internal control over financial reporting at the end of fiscal year 2004, we identified a material weakness in our internal control over financial reporting. The deficiency in our internal control related to ineffective application of inventory verification procedures, including cycle count procedures. Historically, we had relied on cycle count procedures to substantiate inventory quantities in lieu of taking physical inventories. During our evaluation of internal control over our cycle counting procedures, we determined that our processes in place during 2004 were neither sufficient nor documented adequately to rely upon. Because of the material weakness described above, management concluded that (i) the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on the criteria established in "Internal Control - Integrated Framework" issued by COSO, and (ii) as a result of this material weakness our disclosure controls and procedures were not effective as of December 31, 2004.

To remediate this material weakness, commencing with the first quarter of fiscal 2005 we instituted a practice of conducting periodic physical inventories instead of relying on the cycle count procedures previously in use. We relied on this physical inventory procedure when our management concluded as of March 31, June 30 and September 30, 2005, that our disclosure controls and procedures were effective. During the fourth quarter of fiscal year 2005 we completed the development and testing of a new and more robust process for documenting and executing our cycle counts. As a result, in September, 2005 we stopped conducting physical inventories and commenced using this new cycle count procedure to verify our inventory.

Other than this change from physical inventory counts to the new cycle count procedures, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See Part I of this Report for certain information regarding our executive officers. Pursuant to General Instruction G(3), reference is made to information contained under the headings "Proposal 1-Election of Directors", "Report of the Audit Committee of the Board of Directors", "Committees of the Board of Directors and Attendance",, "Nominations", "Code of Conduct", and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for our 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 2006, which information is incorporated herein.

ITEM 11. EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3), reference is made to information contained under the headings "Executive Compensation" and "Compensation of Directors" in our definitive proxy statement for our 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 2006, which information is incorporated herein, excluding the "Report of the Personnel and Compensation Committee Concerning Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction G(3), reference is made to information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement for our 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 2006, which information is incorporated herein.

EQUITY COMPENSATION PLANS

The following table summarizes, as of December 31, 2005, the shares of our common stock subject to outstanding awards or available for future awards under our equity compensation plans and arrangements.

                                                                                        NUMBER OF SHARES
                                                                                      REMAINING AVAILABLE
                                       NUMBER OF SHARES                               FOR FUTURE ISSUANCE
                                         TO BE ISSUED         WEIGHTED-AVERAGE     UNDER EQUITY COMPENSATION
                                       UPON EXERCISE OF       EXERCISE PRICE OF         PLANS (EXCLUDING
                                     OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,        SHARES REFLECTED
           PLAN CATEGORY              WARRANTS AND RIGHTS    WARRANTS AND RIGHTS      IN THE FIRST COLUMN)
           -------------             --------------------   --------------------   -------------------------
Equity Compensation Plans Approved
   by Shareholders                         1,704,700                $3.08                 1,986,911(1)

Equity Compensation Plans Not
   Approved by Shareholders                2,897,902                $2.73                        --(2)
                                           ---------                -----                 ---------
Total                                      4,602,602                $2.86                 1,986,911
                                           =========                =====                 =========

----------
(1) Includes shares remaining available under our 2000 Stock Incentive Plan (1,915,250 shares) and our 1998 Employee Stock Purchase Plan (71,661 shares).

(2) Nearly all of the 2,897,902 shares listed consist of individual stock options granted to new executives or employees as an inducement to their employment with ATS. These options have an exercise price equal to the fair market value of our common stock at the time of the grant, and vest ratably over two to four year periods. Most of the options have a life of 10 years and vesting accelerates upon a change of control of ATS. We intend that these options shall not be Incentive Stock Options governed by the provisions of Section 422 of the Internal Revenue Code.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Reference is made to information contained under the heading "Independent Registered Public Accounting Firm Fees" in our definitive proxy statement for our 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 2006, which information is incorporated herein.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

Our Consolidated Financial Statements and the
Independent Auditor's Reports thereon are included herein (page numbers refer to pages in this Annual Report on Form 10-K):

Reports of Independent Registered Public Accounting Firm          Page F-1

Consolidated Balance Sheets as of December 31,
2005 and 2004                                                     Page F-3

Consolidated Statements of Operations for the years
ended December 31, 2005, 2004, and 2003                           Page F-4

Consolidated Statement of Changes in Shareholders'
Equity for the years ended December 31, 2005, 2004,
and 2003                                                          Page F-5

Consolidated Statements of Cash Flows for the years
ended December 31, 2005, 2004, and 2003                           Page F-6

Notes to Consolidated Financial Statements for the years      Page F-7 through
ended December 31, 2005, 2004, and 2003                             F-19

FINANCIAL STATEMENT SCHEDULES

                                ATS MEDICAL, INC.
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (in thousands)

                                                              ADDITIONS -
                                                        -----------------------
                                                                     CHARGED TO
                                           BALANCE AT   CHARGED TO      OTHER                  BALANCE AT
                                            BEGINNING    COSTS AND   ACCOUNTS -   DEDUCTIONS     END OF
               DESCRIPTION                  OF PERIOD    EXPENSES     DESCRIBE     DESCRIBE      PERIOD
               -----------                 ----------   ----------   ----------   ----------   ----------
VALUATION ACCOUNTS:
   Deducted from asset accounts:
   YEAR ENDED DECEMBER 31, 2005:
      Allowance for doubtful accounts         $388         $  0          $0         ($28)(1)      $360
      Allowance for obsolete inventories      $200         $ 50          $0         ($35)(2)      $215
   YEAR ENDED DECEMBER 31, 2004:
      Allowance for doubtful accounts         $270         $150          $0         ($32)(1)      $388
      Allowance for obsolete inventories      $200         $  0          $0            $0         $200
   YEAR ENDED DECEMBER 31, 2003:
      Allowance for doubtful accounts         $420         $  0          $0        ($150)(2)      $270
      Allowance for obsolete inventories      $200         $  0          $0            $0         $200

(1)  Uncollectible accounts written off, net of recoveries.

(2)  Changes in estimate recovered through a reduction in expenses.

All other schedules have been omitted because of absence of conditions under which they are required or because the required information is included in the financial statements or notes thereto.

EXHIBITS

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
2.1***    Agreement and Plan of Merger, dated as of January 23, 2006, among ATS
          Medical, Inc., Seabiscuit Acquisition Corp.; 3F Therapeutics, Inc.;
          and Boyd D. Cox, as Stockholder Representative (Incorporated by
          reference to Exhibit 10.1of the Company's Current Report on Form 8-K
          filed on January 26, 2006).

3.1 Restated Articles of Incorporation, as amended to date (Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Annual
          Report on Form 10-K for the year ended December 31, 1993 (the "1993
          Form 10-K")).

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

4.2       Indenture, dated as of October 7, 2005, between ATS Medical, Inc. and
          Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on October 12, 2005 (the "October 12, 2005 Form 8-K")).

4.3 First Supplemental Indenture, dated October 13, 2005, to the Indenture dated as of October 7, 2005, by and between ATS Medical, Inc. and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.3 of the Company's October 18, 2005 Form 8-K).

4.4 Form of 6% Convertible Senior Notes due 2025 (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on October 18, 2005 (the "October 18, 2005 Form 8-K")).

4.5 Form of Warrant (Incorporated by reference to Exhibit 4.2 of the Company's October 18, 2005 Form 8-K).

10.1** 1987 Stock Option and Stock Award Plan, as restated and amended to date (Incorporated by reference to Exhibit 10.1 to the Company's
          Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

10.2** ATS Medical Inc. 2000 Stock Incentive Plan (Incorporated by reference to the appendix to the Company's Definitive Proxy Statement filed on March 28, 2003).

10.3**    Agreement between the Company and Manuel A. Villafana dated September
          11, 2001 (Incorporated by reference to Exhibit 10.3 to the Company's
          Annual Report on Form 10-K for the year ended December 31, 2001 (the
          "2001 Form 10-K")).

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

10.16 Letter Agreement between the Company and Sulzer Carbomedics, Inc., dated June 27, 2002 (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 20,
          2002).

10.17 Form of International Distributor Agreement (Incorporated by reference to Exhibit 10.22 to the 1994 Form 10-K).

10.18** ATS Medical, Inc. Change in Control Severance Pay Plan (Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form
          10-K for the year ended December 31, 1995).

10.19     Amendment No. 5 to Lease Agreement between the Company and St. Paul
          Properties, Inc., dated May 30, 1996 (Incorporated by reference to
          Exhibit 10.22 to the 1996 Form 10-K).

10.20**   Letter Agreement dated November 1, 2002, extending the agreement dated
          September 11, 2001 between the Company and Manuel A. Villafana
          (Incorporated by reference to Exhibit 10.23 to the 2002 Form 10-K).

10.21     Amendment No. 6 to Lease Agreement between the Company and St. Paul
          Properties, Inc., dated November 25, 1997 (Incorporated by reference to Exhibit 10.23 to the 1997 Form 10-K).

10.22     1998 Employee Stock Purchase Plan (Incorporated by reference to
          Exhibit 4 to the Company's Registration Statement on Form S-8, File
          No. 333-57527).

10.23** 1998 Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended
          December 31, 1998).

10.24*    Carbon Agreement by and between Sulzer Carbomedics, Inc. and ATS
          Medical, Inc., dated December 29, 1999 (Incorporated by reference to
          Exhibit 99.1 to the Current Report on Form 8-K filed on January 13,
          2000 (the "January 2000 Form 8-K").

10.25*    Amendment 7 to OEM Supply Contract by and between Sulzer Carbomedics,
          Inc. and ATS Medical, Inc., dated December 29, 1999 (Incorporated by reference to Exhibit 99.2 to the January 2000 Form 8-K).

10.26*    Amendment 2 to License Agreement by and between Sulzer Carbomedics,
          Inc. and ATS Medical, Inc., dated December 29, 1999 (Incorporated by reference to Exhibit 99.3 to the January 2000 Form 8-K).

10.27     Amendment No. 7 to Lease Agreement between the Company and St. Paul
          Properties, Inc., dated May 18, 2000 (Incorporated by reference to
          Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.28 Lease Agreement between the Company and St. Paul Properties, Inc., dated April 29, 2000 (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
          2000).

10.29     Amendment No. 8 to Lease Agreement between the Company and St. Paul
          Properties, Inc., dated December 14, 2000 (Incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K")).

10.30*    Amendment 8 to OEM Supply Contract by and between Sulzer Carbomedics,
          Inc. and ATS Medical, Inc., dated November 3, 2000 (Incorporated by reference to Exhibit 10.33 to the 2000 Form 10-K).

10.31     Form of U.S. Distribution Agreement (Incorporated by reference to
          Exhibit 10.34 to the 2002 Form 10-K).

10.32     Amendment No. 9 to Lease Agreement between the Company and St. Paul
          Properties, Inc., dated September 8, 2003 (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.33     Form of Employee Stock Option Agreement under the company's 2000 Stock
          Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report of Form 10-Q for the quarter ended
          September 30, 2004 (the "September 2004 Form 10-Q")).

10.34     Form of Non-Qualified Stock Option Agreement under the Company's 2000
          Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the
          Company's September 2004 Form 10-Q).

10.35 Form of Non-Plan Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.4 to the Company's September 2004 Form 10-Q).

10.36* Development and License Agreement dated as of April 26, 2004 between the Company and ErySave AB (Incorporated by reference to Exhibit 10.1 to the Company's September 2004 Form 10-Q).

10.37     Credit Agreement between Silicon Valley Bank and the Company, dated
          July 28, 2004 (Incorporated by reference to Exhibit 10.1 to the
          Company's September 2004 Form 10-Q).

10.38     Amendment No. 10 to Lease Agreement between the Company and St. Paul
          Properties, Inc. dated as of October 1, 2004 (Incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 (the "2004 Form 10-K")).

10.39*    Agent Agreement dated November 9, 2004 between the Company and
          CryoCath Technologies, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 10, 2005).

10.40*    Distribution Agreement dated November 9, 2004 between the Company and
          CryoCath Technologies, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 10, 2005).

10.41     Letter Agreement between the Company and Centerpulse USA Holding Co.
          dated July 9, 2003 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 26, 2003).

10.42 Amendment dated June 22, 2005, to Development and License Agreement between the Company and ErySave AB (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter June 30, 2005 (the "June 2005 Form 10-Q")).

10.43* Marketing Services Agreement with Alabama Tissue Center, Inc. (also known as Regeneration Technologies, Inc. - Cardiovascular), a subsidiary of Regeneration Technologies, Inc., effective as of July
          21, 2005, filed herewith

10.44*    Exclusive Development, Supply and Distribution Agreement with Genesee
          BioMedical, Inc., dated June 23, 2005, filed herewith.

10.45 Amendment Agreement, dated March 24, 2005, to the Credit Agreement between Silicon Valley Bank and the Company, dated July 28, 2004
          (Incorporated by reference to Exhibit 10.1 to the Company's Current
          Report on Form 8-K filed on March 30, 2005).

10.46** 2005 ATS Medical Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form
          10-Q for the quarter ended March 31, 2005).

10.47 Securities Purchase Agreement, dated as of October 6, 2005, by and among ATS Medical, Inc. and the Buyers listed on the Schedule of Buyers attached thereto as Exhibit A (Incorporated by reference to Exhibit 10.1 of the Company's October 12, 2005 Form 8-K).

10.48     Amendment No. 1, dated October 12, 2005, to the Securities Purchase
          Agreement by and among ATS Medical, Inc. and the Buyers listed therein, dated as of October 6, 2005 (Incorporated by reference to Exhibit 10.1 of the Company's October 18, 2005 Form 8-K).

10.49 Registration Rights Agreement, dated as of October 7, 2005, by and among ATS Medical, Inc. and the Buyers listed on the Schedule of Buyers attached thereto as Exhibit A (Incorporated by reference to Exhibit 10.2 of the Company's October 12, 2005 Form 8-K).

10.50     Amendment No. 1, dated October 13, 2005, to the Registration Rights
          Agreement by and among ATS Medical, Inc. and the Buyers listed therein, dated as of October 7, 2005 (Incorporated by reference to Exhibit 10.2 of the Company's October 18, 2005 Form 8-K).

10.51     Warrant Agent Agreement, dated as of October 7, 2005, between ATS
          Medical, Inc. and Wells Fargo Bank, National Association, as Warrant
          Agent (Incorporated by reference to Exhibit 10.3 of the Company's
          October 12, 2005 Form 8-K).

10.52** Form of Lock-Up Agreement with Executive Officers (Incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on December 29, 2005).

10.53**   Form of Restricted Stock Unit Agreement under the Company's 2000 Stock
          Incentive Plan, filed herewith.

21        List of Subsidiaries.

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

----------
* Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of these exhibits have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

** Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15 of Form 10-K.

*** Exhibits and Schedules to the Merger Agreement have been omitted but will be provided supplementally to the Securities and Exchange Commission upon request.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 7, 2006                    ATS MEDICAL, INC.


                                        By /s/ Michael D. Dale
                                           -------------------------------------
                                           Michael D. Dale
                                           Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 7, 2006.

SIGNATURE                                            TITLE
---------                                            -----


/s/ Michael D. Dale                     Chief Executive Officer,
-------------------------------------   President and Chairman of the Board
Michael D. Dale                         (principal executive officer)


/s/ John R. Judd                        Chief Financial Officer
-------------------------------------   (principal financial
John R. Judd                            and accounting officer)


/s/ John D. Buck                        Director
-------------------------------------
John D. Buck


/s/ David D. Koentopf                   Director
-------------------------------------
David D. Koentopf


/s/ Robert E. Munzenrider               Director
-------------------------------------
Robert E. Munzenrider


/s/ Eric W. Sivertson                   Director
-------------------------------------
Eric W. Sivertson

                                 EXHIBITS INDEX

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
2.1***    Agreement and Plan of Merger, dated as of January 23, 2006, among ATS
          Medical, Inc., Seabiscuit Acquisition Corp.; 3F Therapeutics, Inc.;
          and Boyd D. Cox, as Stockholder Representative (Incorporated by
          reference to Exhibit 10.1of the Company's Current Report on Form 8-K
          filed on January 26, 2006).

3.1 Restated Articles of Incorporation, as amended to date (Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Annual
          Report on Form 10-K for the year ended December 31, 1993 (the "1993
          Form 10-K")).

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

4.2       Indenture, dated as of October 7, 2005, between ATS Medical, Inc. and
          Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on October 12, 2005 (the "October 12, 2005 Form 8-K")).

4.3 First Supplemental Indenture, dated October 13, 2005, to the Indenture dated as of October 7, 2005, by and between ATS Medical, Inc. and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.3 of the Company's October 18, 2005 Form 8-K).

4.4 Form of 6% Convertible Senior Notes due 2025 (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on October 18, 2005 (the "October 18, 2005 Form 8-K")).

4.5 Form of Warrant (Incorporated by reference to Exhibit 4.2 of the Company's October 18, 2005 Form 8-K).

10.1** 1987 Stock Option and Stock Award Plan, as restated and amended to date (Incorporated by reference to Exhibit 10.1 to the Company's
          Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

10.2** ATS Medical Inc. 2000 Stock Incentive Plan (Incorporated by reference to the appendix to the Company's Definitive Proxy Statement filed on March 28, 2003).

10.3**    Agreement between the Company and Manuel A. Villafana dated September
          11, 2001 (Incorporated by reference to Exhibit 10.3 to the Company's
          Annual Report on Form 10-K for the year ended December 31, 2001 (the
          "2001 Form 10-K")).

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

10.16 Letter Agreement between the Company and Sulzer Carbomedics, Inc., dated June 27, 2002 (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 20,
          2002).

10.17 Form of International Distributor Agreement (Incorporated by reference to Exhibit 10.22 to the 1994 Form 10-K).

10.18** ATS Medical, Inc. Change in Control Severance Pay Plan (Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form
          10-K for the year ended December 31, 1995).

10.19     Amendment No. 5 to Lease Agreement between the Company and St. Paul
          Properties, Inc., dated May 30, 1996 (Incorporated by reference to
          Exhibit 10.22 to the 1996 Form 10-K).

10.20**   Letter Agreement dated November 1, 2002, extending the agreement dated
          September 11, 2001 between the Company and Manuel A. Villafana
          (Incorporated by reference to Exhibit 10.23 to the 2002 Form 10-K).

10.21     Amendment No. 6 to Lease Agreement between the Company and St. Paul
          Properties, Inc., dated November 25, 1997 (Incorporated by reference to Exhibit 10.23 to the 1997 Form 10-K).

10.22     1998 Employee Stock Purchase Plan (Incorporated by reference to
          Exhibit 4 to the Company's Registration Statement on Form S-8, File
          No. 333-57527).

10.23** 1998 Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended
          December 31, 1998).

10.24*    Carbon Agreement by and between Sulzer Carbomedics, Inc. and ATS
          Medical, Inc., dated December 29, 1999 (Incorporated by reference to
          Exhibit 99.1 to the Current Report on Form 8-K filed on January 13,
          2000 (the "January 2000 Form 8-K").

10.25*    Amendment 7 to OEM Supply Contract by and between Sulzer Carbomedics,
          Inc. and ATS Medical, Inc., dated December 29, 1999 (Incorporated by reference to Exhibit 99.2 to the January 2000 Form 8-K).

10.26*    Amendment 2 to License Agreement by and between Sulzer Carbomedics,
          Inc. and ATS Medical, Inc., dated December 29, 1999 (Incorporated by reference to Exhibit 99.3 to the January 2000 Form 8-K).

10.27     Amendment No. 7 to Lease Agreement between the Company and St. Paul
          Properties, Inc., dated May 18, 2000 (Incorporated by reference to
          Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.28 Lease Agreement between the Company and St. Paul Properties, Inc., dated April 29, 2000 (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
          2000).

10.29     Amendment No. 8 to Lease Agreement between the Company and St. Paul
          Properties, Inc., dated December 14, 2000 (Incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K")).

10.30*    Amendment 8 to OEM Supply Contract by and between Sulzer Carbomedics,
          Inc. and ATS Medical, Inc., dated November 3, 2000 (Incorporated by reference to Exhibit 10.33 to the 2000 Form 10-K).

10.31     Form of U.S. Distribution Agreement (Incorporated by reference to
          Exhibit 10.34 to the 2002 Form 10-K).

10.32     Amendment No. 9 to Lease Agreement between the Company and St. Paul
          Properties, Inc., dated September 8, 2003 (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.33     Form of Employee Stock Option Agreement under the company's 2000 Stock
          Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report of Form 10-Q for the quarter ended
          September 30, 2004 (the "September 2004 Form 10-Q")).

10.34     Form of Non-Qualified Stock Option Agreement under the Company's 2000
          Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the
          Company's September 2004 Form 10-Q).

10.35 Form of Non-Plan Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.4 to the Company's September 2004 Form 10-Q).

10.36* Development and License Agreement dated as of April 26, 2004 between the Company and ErySave AB (Incorporated by reference to Exhibit 10.1 to the Company's September 2004 Form 10-Q).

10.37     Credit Agreement between Silicon Valley Bank and the Company, dated
          July 28, 2004 (Incorporated by reference to Exhibit 10.1 to the
          Company's September 2004 Form 10-Q).

10.38     Amendment No. 10 to Lease Agreement between the Company and St. Paul
          Properties, Inc. dated as of October 1, 2004 (Incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 (the "2004 Form 10-K")).

10.39*    Agent Agreement dated November 9, 2004 between the Company and
          CryoCath Technologies, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 10, 2005).

10.40*    Distribution Agreement dated November 9, 2004 between the Company and
          CryoCath Technologies, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 10, 2005).

10.41     Letter Agreement between the Company and Centerpulse USA Holding Co.
          dated July 9, 2003 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 26, 2003).

10.42 Amendment dated June 22, 2005, to Development and License Agreement between the Company and ErySave AB (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter June 30, 2005 (the "June 2005 Form 10-Q")).

10.43* Marketing Services Agreement with Alabama Tissue Center, Inc. (also known as Regeneration Technologies, Inc. - Cardiovascular), a subsidiary of Regeneration Technologies, Inc., effective as of July
          21, 2005, filed herewith.

10.44*    Exclusive Development, Supply and Distribution Agreement with Genesee
          BioMedical, Inc., dated June 23, 2005, filed herewith.

10.45 Amendment Agreement, dated March 24, 2005, to the Credit Agreement between Silicon Valley Bank and the Company, dated July 28, 2004
          (Incorporated by reference to Exhibit 10.1 to the Company's Current
          Report on Form 8-K filed on March 30, 2005).

10.46** 2005 ATS Medical Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form
          10-Q for the quarter ended March 31, 2005).

10.47 Securities Purchase Agreement, dated as of October 6, 2005, by and among ATS Medical, Inc. and the Buyers listed on the Schedule of Buyers attached thereto as Exhibit A (Incorporated by reference to Exhibit 10.1 of the Company's October 12, 2005 Form 8-K).

10.48     Amendment No. 1, dated October 12, 2005, to the Securities Purchase
          Agreement by and among ATS Medical, Inc. and the Buyers listed therein, dated as of October 6, 2005 (Incorporated by reference to Exhibit 10.1 of the Company's October 18, 2005 Form 8-K).

10.49 Registration Rights Agreement, dated as of October 7, 2005, by and among ATS Medical, Inc. and the Buyers listed on the Schedule of Buyers attached thereto as Exhibit A (Incorporated by reference to Exhibit 10.2 of the Company's October 12, 2005 Form 8-K).

10.50     Amendment No. 1, dated October 13, 2005, to the Registration Rights
          Agreement by and among ATS Medical, Inc. and the Buyers listed therein, dated as of October 7, 2005 (Incorporated by reference to Exhibit 10.2 of the Company's October 18, 2005 Form 8-K).

10.51     Warrant Agent Agreement, dated as of October 7, 2005, between ATS
          Medical, Inc. and Wells Fargo Bank, National Association, as Warrant
          Agent (Incorporated by reference to Exhibit 10.3 of the Company's
          October 12, 2005 Form 8-K).

10.52** Form of Lock-Up Agreement with Executive Officers (Incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on December 29, 2005).

10.53**   Form of Restricted Stock Unit Agreement under the Company's 2000 Stock
          Incentive Plan, filed herewith.

21        List of Subsidiaries.

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

----------
* Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of these exhibits have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

** Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15 of Form 10-K.

*** Exhibits and Schedules to the Merger Agreement have been omitted but will be provided supplementally to the Securities and Exchange Commission upon request.

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
ATS Medical, Inc.

We have audited the accompanying consolidated balance sheets of ATS Medical, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule presented at Item 15. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ATS Medical, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ATS Medical, Inc.'s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2006 expressed an unqualified opinion thereon.


                                        /s/ Ernst & Young LLP

Minneapolis, Minnesota
March 6, 2006

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
ATS Medical, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that ATS Medical, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ATS Medical, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that ATS Medical, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, ATS Medical, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ATS Medical, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 6, 2006 expressed an unqualified opinion thereon.


                                        /s/ Ernst & Young LLP

Minneapolis, Minnesota
March 6, 2006

                                ATS Medical, Inc.

                           Consolidated Balance Sheets
                        (In Thousands, Except Share Data)

                                                               DECEMBER 31
                                                           -------------------
                                                             2005       2004
                                                           --------   --------
ASSETS
Current assets:
   Cash and cash equivalents                               $ 16,620   $  8,302
   Short-term investments                                     5,089      7,692
                                                           --------   --------
                                                             21,709     15,994
   Accounts receivable, less allowance of $360 in 2005
      and $388 in 2004                                       10,453      7,893
   Inventories, net                                          21,286     24,303
   Prepaid expenses                                           1,204      1,053
                                                           --------   --------
Total current assets                                         54,652     49,243
Leasehold improvements, furniture, and equipment, net         8,330      7,650
Inventories                                                      --      3,000
Intangible assets                                            22,015     18,720
Other assets                                                    446        438
                                                           --------   --------
Total assets                                               $ 85,443   $ 79,051
                                                           ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                        $  3,598   $  4,049
   Due to related party                                          90        217
   Accrued compensation                                       2,394      1,797
   Accrued distributor liabilities                              752        527
   Other accrued liabilities                                    568        430
   Current maturities of note payable                           833        764
                                                           --------   --------
Total current liabilities                                     8,235      7,784

Convertible senior notes payable, net of unamortized
   discount of $1,455 in 2005                                20,945         --
Note payable                                                    903      1,736
Due to related party                                             --         90

Shareholders' equity:
   Common Stock, $0.01 par value:
      Authorized shares - 40,000,000
      Issued and outstanding shares - 31,114,131 in 2005
         and 30,889,637 in 2004                                 311        309
   Additional paid-in capital                               139,743    136,562
   Accumulated deficit                                      (84,064)   (67,501)
   Accumulated other comprehensive income (loss)                (64)        95
   Deferred compensation                                       (566)       (24)
                                                           --------   --------
Total shareholders' equity                                   55,360     69,441
                                                           --------   --------
Total liabilities and shareholders' equity                 $ 85,443   $ 79,051
                                                           ========   ========

See accompanying notes.

                                ATS Medical, Inc.

                      Consolidated Statements of Operations
                    (In Thousands, Except Per Share Amounts)

                                                     YEAR ENDED DECEMBER 31
                                                 ------------------------------
                                                   2005       2004       2003
                                                 --------   --------   --------
Net sales                                        $ 34,636   $ 28,015   $ 18,484
Cost of goods sold                                 22,828     21,227     17,632
                                                 --------   --------   --------
Gross profit                                       11,808      6,788        852

Operating expenses:
   Sales and marketing                             18,948     16,520     10,180
   Research and development                         1,733      1,011      1,764
   General and administrative                       7,314      5,954      4,350
   Gain on extinguishment of debt                      --         --     (2,575)
                                                 --------   --------   --------
Total operating expenses                           27,995     23,485     13,719
                                                 --------   --------   --------
Operating loss                                    (16,187)   (16,697)   (12,867)

Interest income                                       323        156         81
Interest expense                                     (699)      (102)      (506)
                                                 --------   --------   --------
Net loss                                         $(16,563)  $(16,643)  $(13,292)
                                                 ========   ========   ========

Net loss per share:
   Basic and diluted                             $  (0.53)  $  (0.58)  $  (0.55)

Weighted average number of shares outstanding:
   Basic and diluted                               31,009     28,856     24,076

See accompanying notes.

                                ATS Medical, Inc.

            Consolidated Statement of Changes in Shareholders' Equity
                                 (In Thousands)

                                                                             ACCUMULATED
                                                                                OTHER
                                               COMMON STOCK    ADDITIONAL   COMPREHENSIVE
                                             ---------------     PAID-IN        INCOME        DEFERRED     ACCUMULATED
                                             SHARES   AMOUNT     CAPITAL        (LOSS)      COMPENSATION     DEFICIT       TOTAL
                                             ------   ------   ----------   -------------   ------------   -----------   --------
Balance at December 31, 2002                 22,306    $223     $111,474        $  (4)             --       $(37,566)     $74,127
Common Stock issued under the Employee
   Stock Purchase Plan                           37       1           55                           --                          56
Stock options exercised                          36      --          111           --              --             --          111
Common stock issued in private
   placement, net of offering costs           4,400      44       11,381           --              --             --       11,425
Stock option issued for services                 --      --          218           --              --             --          218
Deferred compensation related to stock
   options                                       --      --          173           --            (173)            --           --
Amortization of deferred compensation            --      --           --           --             103             --          103
Change in foreign currency translation           --      --           --           55              --             --           55
Net loss for the year                            --      --           --           --              --        (13,292)     (13,292)
                                                                                                                         --------
Comprehensive loss                                                                                                        (13,237)
                                             ------    ----     --------        -----         -------       --------     --------

Balance at December 31, 2003                 26,779     268      123,412           51             (70)       (50,858)      72,803
Common Stock issued under the Employee
   Stock Purchase Plan                           90       1          297           --              --             --          298
Stock options exercised                         334       3          458           --              --             --          461
Common stock issued in private placement,
   net of offering costs                      3,687      37       12,381           --              --             --       12,418
Deferred compensation related to stock
   options                                       --      --           14           --             (14)            --           --
Amortization of deferred compensation
                                                 --      --           --           --              60             --           60
Change in foreign currency translation
                                                 --      --           --           44              --             --           44
Net loss for the year                            --      --           --           --              --        (16,643)     (16,643)
                                                                                                                         --------
Comprehensive loss                                                                                                        (16,599)
                                             ------    ----     --------        -----         -------       --------     --------

Balance at December 31, 2004                 30,890     309      136,562           95             (24)       (67,501)      69,441
Common Stock issued under the Employee
   Stock Purchase Plan                          120       1          347           --              --             --          348
Stock options exercised                         104       1          185           --              --             --          186
Warrants issued in connection with sale of
   convertible debt securities                   --      --        1,522           --              --             --        1,522
Deferred compensation related to stock
   options and awards                            --      --        1,127           --          (1,127)            --           --
Amortization of deferred compensation            --      --           --           --             585             --          585
Change in foreign currency translation           --      --           --         (159)             --             --         (159)
Net loss for the year                            --      --           --           --              --        (16,563)     (16,563)
                                                                                                                         --------
Comprehensive loss                                                                                                        (16,722)
                                             ------    ----     --------        -----         -------       --------     --------
BALANCE AT DECEMBER 31, 2005                 31,114    $311     $139,743        $ (64)        $  (566)      $(84,064)    $ 55,360
                                             ======    ====     ========        =====         =======       ========     ========

See accompanying notes.

                                ATS Medical, Inc.

                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                               YEAR ENDED DECEMBER 31
                                                           ------------------------------
                                                             2005       2004       2003
                                                           --------   --------   --------
OPERATING ACTIVITIES
Net loss                                                   $(16,563)  $(16,643)  $(13,292)
Adjustments to reconcile net loss to net cash used in
   operating activities:
      Depreciation                                            1,563      1,088        792
      Loss on disposal of equipment                              35         17          4
      Non-cash interest expense                                 176         12        320
      Compensation expense related to stock options             585         60        321
      Gain on extinguishment of debt                             --         --     (2,575)
      Lower of cost or market adjustment                        700        819      4,400
      Changes in operating assets and liabilities:
         Accounts receivable                                 (2,560)    (2,954)    (1,382)
         Inventories                                          5,317      9,255     11,099
         Accounts payable and accrued expenses                  292      3,779        (42)
         Other                                                 (163)      (543)      (125)
                                                           --------   --------   --------
Net cash used in operating activities                       (10,618)    (5,110)      (480)

INVESTING ACTIVITIES
Purchases of short-term investments                          (5,503)    (8,688)    (5,231)
Maturities of short-term investments                          8,106      2,999      5,729
Payments for technology license                                  --         --    (12,000)
Payments for other intangibles                               (1,817)      (232)        --
Purchases of leasehold improvements, furniture, and
   equipment                                                 (2,278)    (2,860)      (665)
                                                           --------   --------   --------
Net cash used in investing activities                        (1,492)    (8,781)   (12,167)

FINANCING ACTIVITIES
Sale of convertible senior notes, net of financing costs     20,817         --         --
Advances (payments) on note payable                            (764)     2,500         --
Net proceeds from issuance of common stock                      534     13,177     11,592
                                                           --------   --------   --------
Net cash provided by financing activities                    20,587     15,677     11,592

Effect of exchange rate changes                                (159)        44         55
                                                           --------   --------   --------
Increase (decrease) in cash and cash equivalents              8,318      1,830     (1,000)
Cash and cash equivalents at beginning of year                8,302      6,472      7,472
                                                           --------   --------   --------
Cash and cash equivalents at end of year                   $ 16,620   $  8,302   $  6,472
                                                           ========   ========   ========

SUPPLEMENTAL CASH FLOW INFORMATION
   Net cash paid during the year for:
      Interest                                             $    201   $     82   $     11
                                                           ========   ========   ========

See accompanying notes.

                                ATS Medical, Inc.

                   Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS ACTIVITY

ATS Medical, Inc. (the Company) develops, manufactures, and markets medical devices. The Company's interest lies with devices used by cardiovascular surgeons in the cardiac surgery operating theater. Currently, the Company participates in the markets for mechanical bileaflet replacement heart valves, allograft tissues, the surgical treatment of atrial fibrillation, and surgical tools and accessories.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and both of its wholly owned subsidiaries, ATS Medical Sales, Inc., ATS Medical France SARL, and ATS Germany Gmbh (since its inception in February 2005), after elimination of intercompany accounts and transactions. Effective January 1, 2006, ATS Medical Sales, Inc. was merged into ATS Medical, Inc.

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

ACCOUNTS RECEIVABLE

Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30-180 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

INVENTORIES

The Company carries and relieves inventories at the lower of cost (first-in, first-out basis) or market. The Company has recorded a valuation reserve against inventories of $0.2 million at December 31, 2005 and 2004. Write-downs have been recorded on a portion of its inventories to provide for the lower of cost or market value expected to be realized on future sales in lesser-developed countries. The write-downs were $0.7 million in 2005, $0.8 in 2004, and $4.4 million in 2003. These write-downs were included in cost of goods sold in the statements of operations

                                ATS Medical, Inc.

                   Notes to Consolidated Financial Statements

At December 31, 2005 and 2004, inventories consisted of the following (in thousands):

                         2005      2004
                       -------   -------
Raw materials          $ 5,047   $ 6,640
Work-in-process          4,462     8,398
Finished goods          11,992    12,465
Obsolescence reserve      (215)     (200)
                       -------   -------
                       $21,286   $27,303
                       =======   =======

At December 31, 2004, the Company's inventory was in excess of its current requirements based on the historical and anticipated level of sales. Management believes that excess quantities will be utilized over several years. The Company therefore classified $3.0 million of inventories as non-current assets at December 31, 2004.

OTHER ASSETS

Prior to obtaining directors' and officers' liability insurance, the Company had placed monies into a self-insurance trust to provide coverage for potential issues. At December 31, 2005 and 2004, the deposits within the trust amounted to $0.4 million.

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

TECHNOLOGY LICENSES

The Company holds various technology licenses (see Note 5) which are included in intangible assets and which are tested annually for impairment in accordance with Statement of Financial Accounting Standard 142 (SFAS 142) "Goodwill and Other Intangible Assets".

INDEFINITE-LIVED INTANGIBLE ASSETS

Indefinite-lived intangible assets are carried at cost. The Company applies Statement of Financial Accounting Standard 142 (SFAS 142) "Goodwill and Other Intangible Assets" to its intangible assets, which prohibits the amortization of intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. Management reviews indefinite-lived intangible assets for impairment annually as of the last day of the second quarter, or more frequently if a change in circumstances or occurrence of events suggests the remaining value may not be recoverable. The test for impairment requires management to make estimates about fair-value which are based either on the expected undiscounted future cash flows or on other measures of value such as the market capitalization of the Company. If the carrying amount of the assets is greater than the measures of fair value, impairment is considered to have occurred and a write-down of the asset is recorded. Management completed the annual impairment tests in the second quarter of 2005 and determined that the Company's indefinite-lived intangible assets were not impaired.

                               ATS Medical, Inc.

                   Notes to Consolidated Financial Statements

REVENUE RECOGNITION

A significant portion of the Company's revenue in the United States, Canada, France and Germany is generated from consigned inventory maintained at hospitals or with field representatives. In these situations, revenue is recognized at the time that the product has been implanted or used. In all other instances, revenue is recognized at the time product is shipped. Certain independent distributors in select international markets receive rebates against invoiced sales amounts. In these situations, the Company accrues for these rebates at the time of the original sale. These rebates are treated as a reduction of revenue.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

ADVERTISING AND PROMOTIONAL COSTS

Advertising and promotional costs are charged to operations in the year incurred. Advertising and promotional costs charged to operations during 2005, 2004, and 2003 were $0.1 million each year.

FOREIGN CURRENCY TRANSLATION

The financial statements for operations outside the United States are maintained in their local currency. All assets and liabilities of the Company's international subsidiary are translated to United States dollars at year-end exchange rates, while elements of the statement of operations are translated at average exchange rates in effect during the year. Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive income (loss) in shareholders' equity. Gains and losses on foreign currency transactions were not significant during 2005, 2004, or 2003.

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

                               ATS Medical, Inc.

                   Notes to Consolidated Financial Statements

STOCK-BASED COMPENSATION

The Company has stock-based employee compensation plans, which are described more fully in Note 9. The plans are accounted for under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB No. 25, when the exercise price of stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share amounts):

                                                   2005       2004       2003
                                                 --------   --------   --------
Net loss as reported                             $(16,563)  $(16,643)  $(13,292)
Deduct total stock-based employee compensation
   expense determined under fair value-based
   method for all awards                           (5,301)    (2,350)    (1,357)
                                                 --------   --------   --------
Pro forma net loss                               $(21,864)  $(18,993)  $(14,649)
                                                 ========   ========   ========
Net loss per share:
   Basic and diluted - as reported               $  (0.53)  $  (0.58)  $  (0.55)
   Basic and diluted - pro forma                 $  (0.71)  $  (0.66)  $  (0.61)

Pro forma information regarding net loss and net loss per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                            2005      2004      2003
                          -------   -------   -------
Assumptions used:
Volatility                   0.87      0.89      0.93
Risk-free interest rate       3.8%      4.0%      3.7%
Expected life             7 YEARS   7 years   8 years
Dividend yield                  0%        0%        0%

The pro forma effect on net loss is not representative of the pro forma effect on net income (loss) in future years.

In December 2005, the Company authorized the acceleration of vesting of all otherwise unvested stock options held by its employees with an exercise price of $3.00 or greater granted under the Company's 2000 Stock Incentive Plan or as a free standing option not under any plan. Options to purchase 1,294,232 shares of the Company's common stock were subject to this acceleration. The decision to accelerate vesting of these underwater options was made primarily to minimize certain future compensation expense that the Company would otherwise recognize in its consolidated statement of operations with respect to these options pursuant to Financial Accounting Standards Board Statement No. 123 (revised
2004), "Share-Based Payment" (FAS 123R), which the Company has adopted effective January 1, 2006. The Company believes that the aggregate future expense that will be eliminated as a result of the acceleration of the vesting of these options is approximately $3.3 million.

                               ATS Medical, Inc.

                   Notes to Consolidated Financial Statements

NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average shares outstanding and excludes any dilutive effects of options, warrants, and convertible securities. For all periods presented, diluted net loss per share is equal to basic net loss per share because the effect of including potential common shares for stock options outstanding would have been anti-dilutive. Had net income been achieved, approximately 1,214,000 of common stock equivalents would have been included in the computation of diluted net income per share for the year ended December 31, 2005.

2. SHORT-TERM INVESTMENTS

At December 31, 2005 and 2004, the cost of short-term investments held by the Company of $5.1 million and $7.7 million, respectively, had maturity dates of approximately one year or less, approximated their fair value and consisted of the following (in thousands):

                           2005     2004
                          ------   ------
Corporate Bonds           $2,008   $1,061
Certificates of Deposit    1,367       --
U.S. Agency                1,008    3,566
Commercial Paper             706    3,065
                          ------   ------
                          $5,089   $7,692
                          ======   ======

3. LEASEHOLD IMPROVEMENTS, FURNITURE, AND EQUIPMENT, NET

At December 31, 2005 and 2004, leasehold improvements, furniture, and equipment consisted of the following (in thousands):

                                  2005      2004
                                -------   -------
Furniture and fixtures          $   625   $   577
Equipment                         9,674     6,601
Leasehold improvements            3,346     3,294
Construction in progress            810     2,080
                                -------   -------
                                 14,455    12,552
Less accumulated depreciation     6,125     4,902
                                -------   -------
                                $ 8,330   $ 7,650
                                =======   =======

4. PRIVATE PLACEMENTS OF COMMON STOCK

In August 2003, the Company completed a private placement of common stock selling 4.4 million shares at $2.80 a share for gross proceeds of $12.3 million. The proceeds were used to pay Centerpulse USA Holdings, Co. in conjunction with the agreement reached in July 2003 for the cancellation of remaining obligations under the carbon technology agreement discussed below in Note 7.

In June 2004, the Company completed a private placement of common stock selling
3.7 million shares at $3.55 a share for gross proceeds of $13.1 million. The proceeds were used for general working capital purposes.

                               ATS Medical, Inc.

                   Notes to Consolidated Financial Statements

5. INTANGIBLE ASSETS

Intangible assets activity is summarized as follows (in thousands):

                                    ASSETS SUBJECT           ASSETS NOT SUBJECT
                                   TO AMORTIZATION            TO AMORTIZATION
                               -----------------------   -------------------------
                                             ERYSAVE       CRYOCATH
                                DEFERRED   DEVELOPMENT    AGENCY AND      CARBON
                               FINANCING   & LICENSING   DISTRIBUTION   TECHNOLOGY
                                 COSTS      AGREEMENT     AGREEMENTS      LICENSE     TOTAL
                               ---------   -----------   ------------   ----------   -------
Balance at December 31, 2003        --           --             --        $18,500    $18,500
   Payments                     $   44         $188             --             --        232
   Amortization                    (12)          --             --             --        (12)
                                ------         ----         ------        -------    -------
Balance at December 31, 2004        32          188             --         18,500    $18,720
   Payments                      1,583          262          1,555             --      3,400
   Amortization                   (105)          --             --             --       (105)
                                ------         ----         ------        -------    -------
BALANCE AT DECEMBER 31, 2005    $1,510         $450         $1,555        $18,500    $22,015
                                ======         ====         ======        =======    =======

The deferred financing costs at December 31, 2005 are in connection with the 6% Convertible Senior Notes discussed in Note 6 below and are being amortized over five years. Amortization of deferred financing costs is estimated at $0.3 million per year for 2006 through 2010.

In April 2004, the Company signed an exclusive development and licensing agreement with ErySave AB and made an initial milestone licensing fee payment of approximately $0.2 million. The agreement grants the Company worldwide rights for ErySave's filtration technology for cardiac surgery procedures. In July 2005, the Company made additional licensing fee payments of $0.3 million to ErySave. Future payments under this agreement, based upon the attainment of developmental milestones, could total an additional $1.0 million. Upon payment of all milestones, an evaluation of the life of the technology will be made and an amortization period will be set.

In November 2004, the Company signed an exclusive agency agreement and a distribution agreement with Canadian-based CryoCath Technologies, Inc. The agreements grant the Company co-promotion rights in the United States as well as exclusive distribution rights in the rest of the world including Europe and Asia for CryoCath's cryotherapy products for the ablation of cardiac arrhythmias. During the quarter ended June 30, 2005, the Company made $1.6 million in licensing fee payments to CryoCath under the agreements. These payments are refundable upon cancellation of the agreements.

The Company holds an exclusive, worldwide right and license to use Sulzer Carbomedics, Inc. pyrolytic carbon technology. The license was originally obtained in 1999. License fee milestone payments were made or accrued from 1999 through 2002, totaling $29 million. An impairment charge of $8.1 million and imputed interest of $2.4 million were charged against the carrying value of the license in 2002.

Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS 142), guides the accounting treatment for the Company's intangible assets. Under SFAS 142, the Sulzer Carbomedics license and the exclusive distribution and agency agreements with CryoCath Technologies are considered indefinite-lived assets and are therefore not subject to amortization. These intangible assets are considered indefinite-lived due, in the case of the Sulzer Carbomedics license, to the broad scope and general nature of the technology licensed and, in the case of the CryoCath agreements, to unique contract provisions which encourages renewal of the agreements and provides for agreement cancellation payments which would likely exceed the original license payments made by the Company.

                                ATS Medical, Inc.

                   Notes to Consolidated Financial Statements

6. LONG-TERM DEBT

On October 7, 2005 and October 12, 2005, the Company sold a combined $22.4 million aggregate principal amount of 6% Convertible Senior Notes due 2025 (Notes) and issued warrants to purchase 1,344,000 shares of the Company's common stock (Warrants). Interest is payable under the Notes each April and October, beginning in 2006. The Warrants are exercisable at $4.40 per share and expire in 2010. The warrants were valued at $1.13 per share using the Black-Scholes valuation model. The total value of the warrants is $1.5 million and is treated as a note discount, amortized on a straight-line basis over the 5 year life of the warrants. Amortization of the note discount will be $0.3 million in 2006 through 2009, and $0.2 million in 2010.

The Notes are convertible into common stock at any time at a fixed conversion price of $4.20 per share, subject to certain adjustments. If fully converted, the Notes would convert into approximately 5,333,334 shares of the Company's common stock and would require the Company to increase its authorized shares. If the Notes are converted under certain circumstances on or prior to October 15, 2008, the Company will pay the investors the interest they would have received on the Notes through that date. The Company has the right to redeem the Notes at 100% of the principal amount plus accrued interest at any time on or after October 20, 2008, and the investors have the right to require the Company to repurchase the Notes at 100% of the principal amount plus accrued interest on October 15 in 2010, 2015 and 2020.

In July 2004 the Company entered into an agreement with Silicon Valley Bank to establish a secured revolving credit facility for $8.5 million. Under terms of the agreement, the Company received a $2.5 million three-year term loan as well as a two-year $6.0 million line of credit. Borrowings available under the line of credit are based on certain receivable and inventory balances. At December 31, 2005, the Company is eligible to borrow $4.4 million on the line of credit. The term loan carries an interest rate of prime plus 1.0% with a minimum of 5.25%. At December 31, 2005, the actual rate was 8.25%. The line of credit carries an interest rate of prime plus 1.5% with a minimum rate of 5.75%. The credit facility contains two financial covenants, a liquidity ratio and a minimum tangible net worth. Under an amendment to the secured credit facility agreement effective April 1, 2005, the financial covenants were amended to require a liquidity ratio of not less than 2.0 to 1.0 and a tangible net worth of at least $39 million through June 30, 2005, and $36 million thereafter. At December 31, 2005, the Company was in compliance with its financial covenants.

During 2004 the Company drew down all $2.5 million of the three-year term loan. The term loan carries 36 equal installment payments which began in February 2005. The future maturities of the long-term debt are $0.8 million in 2006 and 2007 and $0.1 million in 2008. The Company has not drawn any advances and accordingly has no outstanding balances on the line of credit at December 31, 2005.

7. EXTINGUISHMENT OF DEBT

In July 2003, the Company entered into an agreement with Centerpulse USA Holdings, Co. (Centerpulse) under which the Company would pay Centerpulse $12 million in exchange for cancellation of all of the Company's payment obligations under its carbon technology license agreement with Sulzer Carbomedics, Inc. and provide for Company ownership of the technology license. Prior to this agreement, the Company was obligated to pay Centerpulse an aggregate of approximately $28 million under the technology agreement over a period of approximately four years. The obligations per the agreement were accrued as specific criteria were met. Of the total $28 million, there were two uncompleted milestones totaling $12 million not accrued at the time of the agreement. As the $12 million payment made under the agreement was exceeded by the Company's accrued liability by approximately $2.6 million, the Company recognized a gain during the year ended December 31, 2003.

                                ATS Medical, Inc.

                   Notes to Consolidated Financial Statements

8. EMPLOYEE STOCK PURCHASE PLAN

In May 1998, the Company implemented the 1998 ATS Medical, Inc. Employee Stock Purchase Plan. Under the terms of the plan, employees are eligible to purchase common stock of the Company on a quarterly basis. Employees can purchase common stock at 85% of the lesser of the market price of the common stock on the first day of the quarter or the last day of the quarter. The following table summarizes the shares issued and issuance prices under the Plan:

FISCAL YEAR   NUMBER OF SHARES    PRICE RANGE
-----------   ----------------   -------------
2005               120,465       $2.54 - $3.14
2004                90,203       $2.93 - $4.34
2003                36,762       $0.41 - $2.72

9. COMMON STOCK AND STOCK OPTIONS

The Company has a Stock Option Plan and a Stock Award Plan (the Plans) under which options to purchase Common Stock of the Company may be awarded to employees and non-employees of the Company. The options may be granted under the Plans as incentive stock options (ISO) or as non-qualified stock options (non-ISO).

The following tables summarize the options to purchase shares of the Company's Common Stock under the Plans:

                                               STOCK OPTIONS
                                             OUTSTANDING UNDER                   WEIGHTED
                                                 THE PLANS                    AVERAGE OPTION
                                           --------------------    NON-PLAN   EXERCISE PRICE
                                              ISO       NON-ISO    OPTIONS       PER SHARE
                                           ---------   --------   ---------   --------------
Balance at December 31, 2002                 758,127    997,667     325,000        5.07
   Increase in shares reserved for grant          --         --          --          --
   Options granted                           828,448     20,000   2,500,000        2.49
   Options exercised                          (5,875)   (30,000)         --        3.11
   Options canceled                         (285,404)   (99,167)   (100,000)       5.34
                                           ---------    -------   ---------        ----
Balance at December 31, 2003               1,295,296    888,500   2,725,000        3.32
   Options granted                            25,000     50,000     916,000        4.30
   Options exercised                         (45,750)  (120,000)   (167,944)       1.38
   Options canceled                          (34,596)  (358,000)   (487,500)       5.43
                                           ---------   --------   ---------        ----
Balance at December 31, 2004               1,239,950    460,500   2,985,556        3.27
   Increase in shares reserved for grant          --         --          --          --
   Options granted                               750     15,000     293,000        3.49
   Options exercised                         (52,125)    (2,500)    (49,404)       1.82
   Options canceled                         (181,875)  (123,000)   (331,250)       4.78
                                           ---------   --------   ---------        ----
Balance at December 31, 2005               1,006,700    350,000   2,897,902        3.09
                                           =========   ========   =========        ====

                                ATS Medical, Inc.

                   Notes to Consolidated Financial Statements

                                OPTIONS OUTSTANDING AT                    OPTIONS EXERCISABLE AT
                                  DECEMBER 31, 2005:                        DECEMBER 31, 2005:
                  -------------------------------------------------   ------------------------------
                                WEIGHTED AVERAGE   WEIGHTED AVERAGE
    RANGE OF         NUMBER         REMAINING          EXERCISE          NUMBER     WEIGHTED AVERAGE
EXERCISE PRICES   OUTSTANDING   CONTRACTUAL LIFE        PRICE         EXERCISABLE    EXERCISE PRICE
---------------   -----------   ----------------   ----------------   -----------   ----------------
 $0.37 - $ 0.52      790,291       6.89 years            $0.44           516,166          $0.44
  0.79 -   2.51      900,036       7.28 years            $1.72           398,036          $1.74
  2.70 -   3.60      796,700       7.89 years            $3.35           731,700          $3.36
  3.64 -   3.80      879,000       7.70 years            $3.74           879,000          $3.74
  3.99 -   8.19      749,075       6.31 years            $5.34           749,075          $5.34
  8.50 -  12.44      139,500       3.91 years            $9.37           139,500          $9.37
                   ---------       ----------            -----         ---------          -----
 $0.37 - $12.44    4,254,602       7.13 years            $3.09         3,413,477          $3.51
                   =========                                           =========

The weighted average fair value of options granted during the years ended December 31, 2005, 2004, and 2003, was $3.49, $3.32, and $2.05, respectively.

At December 31, 2005, 2004, and 2003, Plan and non-Plan options for 3,413,477, 1,398,293, and 1,045,851 shares of Common Stock, respectively, were exercisable at weighted average prices of $3.51, $4.33, and $6.35 per share, respectively. Options can be exercised by tendering shares previously acquired.

In 2002, 50,000 non-Plan options were granted to a non-employee, vesting over three years to coincide with the period of service. As such, these options were revalued at each reporting date using an accelerated expense attribution method and expensed over the vesting periods, which ended in 2005. In 2003, 120,000 non-Plan options were granted to non-employees for prior services rendered, vesting ratably over two to four year periods. During 2003, the Company recognized $0.2 million of deferred compensation and $0.1 million of expense related to these non-Plan, non-employee options. During 2004 and 2005, the costs recognized by the Company for deferred compensation and expense related to these non-Plan, non-employee options were not significant.

During the year ended December 31, 2005, restricted stock awards for 351,000 shares of common stock were granted to certain employees. Restricted stock awards are grants that entitle the holder to shares of common stock as the award vests. The value of such stock was established by the market price on the date of the grants. Compensation expense is being recorded over the applicable restricted stock vesting periods, generally four years. Compensation expense charged to general and administrative expense related to restricted stock awards granted was $0.6 million during 2005.

The following table summarizes restricted stock awards activity:

                                           WEIGHTED
                                            AVERAGE         WEIGHTED
                                 NO. OF   GRANT DATE   AVERAGE REMAINING
                                 SHARES   FAIR VALUE    CONTRACTUAL TERM
                                -------   ----------   -----------------
Unvested at December 31, 2004        --         --             --
   Awards granted               351,000      $3.37             --
   Awards vested                     --         --             --
   Awards forfeited              (3,000)      3.66             --
                                -------      -----         ----------
Unvested at December 31, 2005   348,000      $3.25         1.53 years
                                =======

At December 31, 2005, the Company had 6,517,852 shares of Common Stock reserved for issuance under stock option and award grants, of which 1,915,250 shares were available for future grants or awards.

                                ATS Medical, Inc.

                   Notes to Consolidated Financial Statements

10. LEASES

The Company has operating leases for its facilities in Plymouth, Minnesota as well as France, Germany and China. These leases expire at various dates through November 2011. Future minimum lease payments under these agreements are as follows (in thousands):

Year ending December 31:
   2006                    $  503
   2007                       511
   2008                       461
   2009                       150
   2010 and thereafter         92
                           ------
                           $1,717
                           ======

Rent expense was $0.5 million, $0.4 million, and $0.3 million for 2005, 2004 and 2003, respectively.

11. INCOME TAXES

At December 31, 2005, the Company had net operating loss carryforwards of approximately $81 million and credits for increasing research and development costs of approximately $0.3 million, which are available to offset future taxable income or reduce taxes payable through 2025. These loss carryforwards will begin expiring in 2006. The credits continue to expire in 2006 through 2018.

Included as part of the Company's net operating loss carryforwards are approximately $3.4 million in tax deductions that resulted from the exercise of stock options. When these loss carryforwards are realized, the corresponding change in valuation allowance will be recorded as additional paid-in capital.

Components of deferred tax assets and liabilities are as follows (in thousands):

                                                         DECEMBER 31
                                                     -------------------
                                                       2005       2004
                                                     --------   --------
Deferred tax assets (liabilities):
   Net operating loss carryforwards                  $ 29,886   $ 23,085
   Foreign net operating loss caryforwards                832         --
   Research and development credits                       285        416
   Alternative minimum tax credits                         31         --
   Inventory reserves                                      80      1,062
   Depreciation                                           847        701
   Technology license amortization                       (456)    (2,624)
   Compensation reserves                                  460        179
   Other                                                  259        313
                                                     --------   --------
Net deferred tax assets before valuation allowance     32,224     23,132
Less valuation allowance                              (32,224)   (23,132)
                                                     --------   --------
Net deferred tax assets                              $     --   $     --
                                                     ========   ========

The Company's ability to utilize its net operating loss carryforwards to offset future taxable income is subject to certain limitations under Section 382 of the Internal Revenue Code due to changes in the equity ownership of the Company.

                                ATS Medical, Inc.

                   Notes to Consolidated Financial Statements

Reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

                                            2005     2004     2003
                                           -----    -----    -----
Tax at statutory rate                      (34.0)%  (34.0)%  (34.0)%
State income taxes                          (4.0)    (4.0)    (4.0)
Impact of changes in valuation allowance    38.0     38.0     38.0
                                           -----    -----    -----
                                              --%      --%      --%
                                           =====    =====    =====

12. COMMITMENTS

In 2002 the Company amended the supply and technology transfer agreements with Sulzer Carbomedics. The amendment to the supply agreement suspended component set purchases until January 2007. This postpones component purchases totaling approximately $21.5 million for the years ended December 31, 2003 to 2006. In January of 2007, the purchase obligations for 2003 would resume, with the obligations for 2004 through 2006 to follow in each subsequent year.

13. BENEFIT PLAN

The Company has a defined contribution salary deferral plan covering substantially all employees under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to contribute up to 12% of their annual compensation, with the Company contributing an amount equal to 25% of each employee's contribution. The Company recognized expense for contributions to the plan of $0.2 million in 2005 and $0.1 million in both 2004 and 2003.

14. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Since its inception, the Company has operated in a single industry segment: developing, manufacturing, and marketing medical devices. As a result, the information disclosed herein materially represents all of the financial information related to the Company's principal operating segment. The Company derived the following percentages of its net sales from the following geographic regions:

                2005   2004   2003
                ----   ----   ----
United States    38%    33%    28%
Europe           28     28     29
Asia Pacific     26     33     32
Other Markets     8      6     11

Sales to one customer, Century Medical-Japan, represented 13%, 16%, and 21% of the Company's net sales for the years ended December 31, 2005, 2004, and 2003, respectively.

The Company had balances owing from five customers which aggregated 37% of its accounts receivable balances at December 31, 2005. The Company had balances owing from two customers which represented 24% and 11% of its outstanding accounts receivable balances, respectively, at December 31, 2004 and 2003.

15. RELATED-PARTY TRANSACTION

The Company has a consulting agreement with a former director of the Company which provides for future compensation through May 2006. An expense for a substantial portion of the compensation was recognized at the time the agreement was signed as the Company deferred only the fair value of expected services to be

                                ATS Medical, Inc.

                   Notes to Consolidated Financial Statements

received under the agreement. The expense related to this agreement has not been significant for either 2005 or 2004. An expense of $0.1 million was recognized as a result of this agreement during 2003.

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly data for 2005 and 2004 was as follows (in thousands, except loss per share):

                                                      QUARTER
                                       -------------------------------------
                                        FIRST     SECOND    THIRD     FOURTH
                                       -------   -------   -------   -------
YEAR ENDED DECEMBER 31, 2005
Net sales                              $ 7,063   $ 9,307   $ 8,333   $ 9,933
Gross profit                             2,762     3,833     2,619     2,594
Net loss                                (3,959)   (3,133)   (4,078)   (5,393)

Net basic and diluted loss per share   $ (0.13)  $ (0.10)  $ (0.13)  $ (0.17)

YEAR ENDED DECEMBER 31, 2004
Net sales                              $ 6,694   $ 7,548   $ 6,547   $ 7,226
Gross profit                             1,927     2,120     1,369     1,371
Net loss                                (3,305)   (3,368)   (4,526)   (5,444)

Net basic and diluted loss per share   $ (0.12)  $ (0.12)  $ (0.15)  $ (0.18)

The Company charged $1.8 million of production variances and ramp-up costs related to its pyrolytic carbon manufacturing activities to cost of goods sold in the fourth quarter of 2005. The Company recorded lower of cost or market value adjustments against inventories of $0.7 million in the third quarter of 2005 and $0.8 million in the fourth quarter of 2004.

17. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

Statement 123(R) was adopted by the Company on January 1, 2006. The Company is completing its evaluation of the methodology to use in adopting Statement 123(R) and estimates that stock compensation expense to be recognized in future years due to the adoption of Statement 123(R) will be between $0.4 million and $0.6 million in fiscal 2006 and between $0.1 million and $0.2 million in fiscal 2007.

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

                                ATS Medical, Inc.

                   Notes to Consolidated Financial Statements

18. SUBSEQUENT EVENT

On January 23, 2006, the Company entered into an agreement and plan of merger with 3F Therapeutics, Inc. ("3F"). Under the terms of the Merger Agreement, upon closing the Company will pay each 3F stockholder its pro-rata portion of an initial payment of 9,000,000 shares of the Company's common stock, subject to certain adjustments. The Company will deposit 900,000 shares of the closing payment in escrow to be held for at least 18 months after closing of the merger to cover indemnification claims and certain contingencies, and the balance will be distributed pro-rata to holders of 3F capital stock. In addition to the initial closing payment, the Company will be obligated to make additional contingent payments to 3F stockholders of up to 5,000,000 shares of the Company's common stock upon obtaining either CE mark or FDA approval for 3F's key products on or prior to December 31, 2013, up to an aggregate of 10,000,000 shares of the Company's common stock. Milestone events also include certain transactions involving these key products. These contingent payments are subject to certain rights of set-off for indemnification claims and certain other events.

The consummation of the merger is subject to customary conditions, and the Merger Agreement is subject to approval by the Company's shareholders. The Merger Agreement has already been approved by the requisite number of 3F stockholders. Subject to these conditions being resolved, the Company anticipates that the merger will close in the second quarter of fiscal 2006.