Form 10-K/A
period 2005-12-31
ATS MEDICAL INC
filed 2006-04-28
CIK 824068

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------


                                  FORM 10-K/A



                                (Amendment No.1)


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


The number of shares outstanding of the registrant's common stock, $.01 par value per share, as of April 24, 2006, was 31,223,127 shares.







Documents Incorporated by Reference: None.



                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A ("Form 10-K/A") to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, initially filed with the Securities and Exchange Commission ("SEC") on March 7, 2006 (the "Original Filing"), is being filed to include information required by Items 10, 11, 12, 13 and 14 under Part III. This information is being included in this Form 10-K/A because our definitive proxy statement will not be filed within 120 days after the end of our 2005 fiscal year. Reference to our proxy statement on the cover page of this Form 10-K/A has been deleted.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS

Biographical information regarding our executive officers is set forth under
Part I, Item 1 in the Original Filing.

BOARD OF DIRECTORS


Our Board of Directors is currently composed of the following five directors:



JOHN D. BUCK, 55, has served as Chief Executive Officer of Whitefish Ventures, LLC, which provides financial services and strategic business expertise to small companies, since 2000. Prior to Whitefish Ventures, he was President and Chief Operating Officer at Fingerhut Companies, Inc. from 1996 to 2000 and played an integral role in developing the business services area of the company. Prior to Fingerhut, Mr. Buck was Vice President of Administration at Alliant Techsystems, a leading supplier of aerospace and defense technologies. Prior to that, Mr. Buck spent 21 years at Honeywell, Inc. where he served as Vice President of Administration. Mr. Buck is Chairman of the Board of Directors of Medica, the second largest health benefits plan in Minnesota, and a member of the board of directors of ValueVision Media, Inc./Shop NBC. Mr. Buck was elected as a Director of ATS Medical in September of 2004.


MICHAEL D. DALE, 46, has been Chief Executive Officer, President and Chairman of the board of directors of ATS Medical since October 2002. From 2000 to 2002, Mr. Dale was Vice President of Worldwide Sales and Marketing at Endocardial Solutions, Inc. a company that develops, markets and distributes an advanced cardiac mapping system. Mr. Dale joined Endocardial Solutions in December 1998 as Vice President of Worldwide Sales. From 1996 to 1998, Mr. Dale was Vice President of Global Sales for Cyberonics, Inc., a medical device company, and additionally was managing director of Cyberonics Europe S.A. From 1988 to 1996, Mr. Dale served in several capacities at St. Jude Medical, most recently as the Business Unit Director for St. Jude Medical Europe. Mr. Dale is on the board of directors of Enpath Medical, Inc., a medical products company that designs, develops, manufactures and markets percutaneous delivery solutions.


DAVID D. KOENTOPF, 63, has served as Chairman and Chief Executive Officer of Command Trading Systems, LLC, a producer of high-precision toolholders and distributer of modular boring systems throughout North America, since 1997. Prior to Command, Mr. Koentopf was President of Lifetouch, Inc., a school and retail photography company, for eight years and was President and Chief Executive Officer of Steiger Tractor, Inc., a large four-wheeled tractor manufacturer, for six years. Mr. Koentopf was appointed as a Director of ATS Medical in July of 2005.


ROBERT E. MUNZENRIDER, 61, is a retired financial and operating executive. From 2000 to 2002, Mr. Munzenrider was President of Harmon AutoGlass, a subsidiary of Apogee Enterprises, Inc. In 1999, he served as Vice President and Chief Financial Officer of the Glass Services Segment of Apogee Enterprises. He also served as Executive Vice President and Chief Financial Officer of Eliance Corp., an e-commerce service provider, during part of 1999. From 1997 to 1998, Mr. Munzenrider served as Vice President and Chief Financial Officer of St. Jude Medical, Inc. From 1983 to 1997, he served as Vice President and Chief Financial Officer of three subsidiaries of Viad Corp. and predecessor companies, including Travelers Express Company, Inc., Restaura, Inc. and Bell Atlantic Systems Leasing, Int. (previously Greyhound Computer Corporation). Mr. Munzenrider is a Certified Public Accountant. Mr. Munzenrider also serves as a director on the boards of Viad Corp and CABG Medical, Inc., and is a Trustee on the University of Montana Foundation. Mr. Munzenrider was elected as a director of ATS Medical in June 2003.

ERIC W. SIVERTSON, 55, has served as the President and Chief Executive Officer of Dymedix Corporation, which designs, manufactures and markets sensors to sleep labs worldwide, since December 2004. Prior to Dymedix, Mr. Sivertson was a partner in the Minneapolis office of DHR International Executive Search, which focuses on the medical device, diagnostic and healthcare supply industries, from 2003 to 2005. From 2002 to 2003, Mr. Sivertson was a partner at TMP/Highland Partners, an executive search firm. From 1999 to 2003, Mr. Sivertson served as President and Chief Executive Officer of netRegulus, Inc., a web-based regulatory and clinical information technology company. From 1997 to 1999, Mr. Sivertson served as President and Chief Executive Officer of Biocompatible Cardiovascular, Ltd. Preceding this, Mr. Sivertson served as Division President of International Cardiovascular and Cardiac Rhythm Management for St. Jude Medical, a medical device manufacturer and marketer, from 1985 to 1996. Mr. Sivertson started his career at American Hospital Supply Corporation and held various sales and marketing positions from 1976 to 1985, including as Vice President of Marketing for the Convertors Division. Mr. Sivertson was elected as a director of ATS Medical in January 2003. Mr. Sivertson also serves on the board of directors of Dymedix Corporation.


Messrs. Buck and Koentopf have decided not to stand for reelection at our 2006 Annual Meeting of Shareholders.


AUDIT COMMITTEE; AUDIT COMMITTEE FINANCIAL EXPERT

Our Audit Committee is composed of the following non-employee directors: Messrs. Buck, Koentopf and Munzenrider. Mr. Munzenrider currently serves as the Chairman of the Audit Committee. All of the members of the Audit Committee are independent for purposes of the Nasdaq listing requirements. Mr. Munzenrider qualifies as an "audit committee financial expert" under the rules of the SEC.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and all persons who beneficially own more than 10% of our outstanding shares of common stock to file with the SEC initial reports of ownership and reports of changes in ownership of such common stock. Directors, executive officers and 10% or more beneficial owners are also required to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of the copies of such forms furnished to us, we believe that our executive officers, directors and 10% shareholders complied with all Section 16(a) filing requirements applicable to them during 2005.

CODE OF CONDUCT

In 2004, we adopted a Code of Conduct for our employees, including our principal executive officer, principal financial officer and principal accounting officer, which is posted on our website (www.atsmedical.com). We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from a provision of the Code of Conduct by posting such information on our website at the address specified above.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by our Chief Executive Officer and the four other most highly compensated executive officers during 2005.



                                                        ANNUAL                          LONG-TERM
                                                    COMPENSATION(1)                    COMPENSATION
                                                -----------------------      -------------------------------
                                                                              RESTRICTED        SECURITIES        ALL OTHER
                                                                              STOCK UNIT        UNDERLYING       COMPENSATION
NAME AND PRINCIPAL POSITION          YEAR       SALARY($)      BONUS($)      AWARDS($)(2)      OPTIONS(#)(3)       ($)(4)
---------------------------------    ----       ---------      --------      ------------      -------------     ------------
Michael D. Dale                      2005        350,000         77,788           638,000                 0                 0
   President and Chief Executive     2004        270,000        102,384                 0                 0                 0
   Officer                           2003        250,000        100,000                 0            50,000                 0

John R. Judd                         2005        169,600         24,143           159,500                 0             3,500
   Chief Financial Officer(5)        2004        160,000         36,972                 0                 0             3,205
                                     2003         27,792         22,869                 0           125,000                 0

Richard A. Curtis                    2005        203,958         54,916            95,700                 0             3,500
   Vice President, Marketing and     2004        193,325         42,611                 0                 0             3,250
   Business Development              2003        185,000         49,256                 0            20,000            13,000

Marc R. Sportsman                    2005        248,062         61,484            63,800                 0             4,055
   Vice President, Sales             2004        225,000         83,276                 0                 0             3,250
                                     2003        155,769        184,375                 0           270,000             3,000

Maria-Teresa Ajamil                  2005        197,144         51,296            73,200                 0             4,500
   Vice President, International     2004        170,961         85,272                 0           100,000             2,166
   Markets(6)                        2003              0              0                 0                 0                 0

---------------------------

(1) Perquisites totaling less than the smaller of $50,000 or 10% of the total salary and bonus for any of the executive officers have been omitted.

(2) The restricted stock units granted in 2005 vest in four equal installments in January 2006, 2007, 2008 and 2009. The value of each executive officer's restricted stock units included in this column is determined by multiplying the closing market price of our common stock on the respective dates of grant of the awards by the number of units awarded. The named executive officers held restricted stock units as of December 31, 2005, with market values as of that date (calculated by multiplying the closing market price of our common stock on that date by the total number of restricted units held by each officer) as follows: Mr. Dale, 200,000 units valued at $552,000; Mr. Judd, 50,000 units valued at $138,000; Mr. Curtis, 30,000 units valued at $82,800; Mr. Sportsman, 20,000 units valued at $55,200; and Ms. Ajamil 20,000 units valued at $55,200. Prior to vesting of the restricted stock units, the executive officers have no ownership or voting rights over the shares of our common stock underlying the restricted stock units. However, the executive officers are entitled to receive dividend equivalents on the restricted stock units awarded, whether vested or unvested, when and if dividends are declared by the Board of Directors on our common stock.

(3) Represents stock options granted with an exercise price per share at least equal to the fair market value of our common stock on the date of grant.

(4) All 2005 amounts consist of matching contributions to the ATS Medical 401(k) Plan, which is generally available to all employees.

(5)  Mr. Judd has served as our Chief Financial Officer since October 2003.

(6) Ms. Ajamil has served as our Vice President, International Markets since January 2004.

OPTION GRANTS IN LAST FISCAL YEAR

We made no option grants to the executive officers listed in the Summary Compensation Table above during 2005.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

None of the executive officers named in the Summary Compensation Table exercised stock options during 2005. The following table contains information regarding the unexercised options held by such executive officers as of December 31, 2005.

                                                         NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                                        UNDERLYING UNEXERCISED              IN-THE-MONEY
                                                          OPTIONS AT FISCAL              OPTIONS AT FISCAL
                         SHARES                               YEAR-END(#)                  YEAR-END($)(1)
                        ACQUIRED                    ------------------------------  ----------------------------
                           ON           VALUE
NAME                   Exercise(#)    Realized($)   EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
-------------------    -----------    -----------   -----------   ---------------   -----------    -------------
Michael D. Dale                  0              0       250,000          300,0000       478,000          791,000

John R. Judd                     0              0       125,000            50,000             0          138,000

Richard A. Curtis                0              0       113,750            61,250       209,906          152,769

Marc R. Sportsman                0              0       145,000           145,000       217,500          272,700

Maria-Teresa Ajamil              0              0       100,000            20,000             0           55,200

------------------
(1) Value represents the difference between the last sale price of our common stock on December 31, 2005, and the exercise price of the options.

COMPENSATION AGREEMENTS

Michael D. Dale has served as our President and Chief Executive Officer since October 2002 pursuant to an employment agreement dated September 18, 2002. Mr. Dale's initial annual base salary under the agreement was $250,000, which was increased to $270,000 in 2004. In 2005, the board of directors increased Mr. Dale's salary to $350,000. The board of directors granted a bonus of $77,788 to Mr. Dale, which was paid to him in February 2006, as reward for achievement of certain individual goals and company performance objectives based on net sales and operating income (loss) established by the board of directors. The employment agreement may be terminated at will by either party, provided that if we terminate the agreement without cause, Mr. Dale would be entitled to a severance payment equal to twelve months salary. The agreement also contains a non-competition obligation pursuant to which Mr. Dale agrees not to compete with us during the term of the agreement and for a period of one year following its termination.

CHANGE IN CONTROL AGREEMENTS

We are entering into agreements with our officers providing for the payment of certain benefits to the officers if their employment terminates following a "change in control" of ATS Medical. The agreements provide for benefits if an officer's employment is terminated within 24 months following a change in control unless such termination was by us for cause, by the officer other than for "good reason," or because of the officer's death. "Good reason" is defined as the termination of employment as a result of either a diminution in the officer's responsibilities, a reduction in salary or benefits, or a relocation of our office of more than 35 miles. A "change in control" is generally defined as an acquisition of more than 35% of our outstanding common stock by any person or group, the merger or sale of ATS Medical or the replacement of a majority of our board of directors with directors not recommended by the existing board of directors. The agreements provide for lump sum payments following termination in amounts equal to two times the officer's base salary, as limited by Section 280G of the Internal Revenue Code of 1986, as amended. In addition, we will provide such officer with health and dental benefits for up to 24 months following termination. If there had been a change in control of ATS Medical as of the end of 2005 and the employment of the executive officers named in the Summary Compensation Table had been immediately terminated, Messrs. Dale, Judd, Curtis and Sportsman and Ms. Ajamil would have been entitled to receive, pursuant to the terms of the agreements, lump sum payments upon termination of $700,000, $339,200, $407,916, $496,124 and $430,000, respectively.

COMPENSATION OF DIRECTORS

We pay each of our directors $15,000 as an annual retainer, payable quarterly, for service on our board of directors. An additional $5,000 annual retainer, payable quarterly, is paid to the chairs of the Audit Committee and the Personnel and Compensation Committee. In addition, directors are paid $1,000 for each board meeting attended in person and $500 for each board meeting attended telephonically. Audit committee members are paid an additional $500 for each meeting of the Audit Committee attended. We also reimburse our directors for travel-related expenses.

Upon their initial election to the board of directors, each outside director receives an option to purchase 5,000 shares of our common stock at the fair market value on the date of election under the 2000 Stock Incentive Plan. Upon each reelection, each outside director receives an option to purchase 2,500 shares of our common stock at the fair market value on the date of reelection under the plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth security ownership information pertaining to persons known by us to beneficially own more than 5% of our common stock, our directors and director nominees, the executive officers named in the Summary Compensation Table and all of our directors and executive officers as a group as of February 1, 2006.


                                                      COMMON STOCK BENEFICIALLY OWNED
                                               ----------------------------------------------
                                                AMOUNT AND NATURE OF         PERCENT OF CLASS
NAME OF BENEFICIAL OWNER                       BENEFICIAL OWNERSHIP(1)        OUTSTANDING(2)
--------------------------------------------   -----------------------       ----------------
Austin W. Marxe and                                          1,877,404(3)                 6.0%
David M. Greenhouse
527 Madison Avenue, Suite 2600
New York, NY 10022

Deerfield Capital, L.P.                                      1,934,200(4)                 6.2%
780 Third Avenue, 37th Floor
New York, NY 10017

Maria-Teresa Ajamil........................                    138,254                      *
John D. Buck...............................                     21,250                      *
Richard A. Curtis..........................                    127,248                      *
Michael D. Dale............................                    397,902                    1.3%
John R. Judd...............................                    147,192                      *
David Koentopf.............................                      5,000                      *
Robert E. Munzenrider......................                     11,875                      *
Eric W. Sivertson..........................                     14,375                      *
Marc. R. Sportsman.........................                    220,577                      *

All directors and executive officers as a
group (9 persons)..........................                  1,083,673                    3.4%

---------------------------
*        Less than 1%

(1) Includes the following shares that may be acquired within 60 days of February 1, 2006 through the exercise of stock options: Ms. Ajamil, 100,000 shares; Mr. Buck, 11,250 shares; Mr. Curtis, 113,750 shares; Mr. Dale, 250,000 shares; Mr. Judd, 125,000 shares; Mr. Koentopf, 5,000 shares; Mr. Munzenrider, 11,875 shares; Mr. Sivertson, 14,375 shares; Mr. Sportsman, 207,500 shares; and all executive officers and directors as a group, 838,750 shares.

(2) The ownership percentage for each person or entity is calculated based on the number of shares outstanding as of February 1, 2006, and assuming that, with respect to each person, any options exercisable within 60 days by that person had been exercised and the underlying shares were outstanding.

(3) The number of shares owned is based on a Schedule 13G filed by jointly by Justin W. Marxe and David M. Greenhouse on February 14, 2006, who are the controlling principals of AWM Investment Company, Inc. ("AWM"), the general partner of and investment adviser to Special Situations Cayman Fund, L.P. AWM also serves as the general partner of MGP Advisers Limited Partnership, the general partner of and investment adviser to Special Situations Fund III, L.P. and Special Situations Fund III QP, L.P. Mr. Marxe and Mr. Greenhouse are also members of MG Advisers L.L.C., the general partner of and investment adviser to Special Situations Private Equity Fund, L.P. The
     Schedule 13G indicates that Austin W. Marxe and David M. Greenhouse share sole voting and investment power over 347,890 shares of Common Stock owned by Special Situations Cayman Fund, L.P., 994,630 shares of Common Stock owned by Special Situations Fund III QP, L.P., 87,184 shares of Common Stock owned by Special Situations Fund III, L.P. and 447,700 shares of Common Stock owned by Special Situations Private Equity Fund, L.P.

(4) The number of shares owned is based on a Schedule 13G filed jointly by Deerfield Capital, L.P., Deerfield Partners, L.P., Deerfield Management Company, Deerfield International Limited and Arnold H. Snider on February 14, 2006. Deerfield Capital, L.P. is the investment advisor to Deerfield Partners, LP. Snider Capital is the general partner of Deerfield Capital L.P., and Arnold Snider is the President of Snider Capital. Deerfield Management Company is the investment advisor to Deerfield International Limited. Snider Management is the general partner of Deerfield Management Company and Arnold H. Snider is the President of Snider Management. The
     Schedule 13G indicates that Deerfield Capital, L.P. and Deerfield Partners, L.P. each have shared voting and dispositive power over 835,574 shares of common stock, Deerfield Management Company and Deerfield International Limited each have shared voting and dispositive power over 1,098,626 shares of common stock, and Arnold H. Snider has shared voting and dispositive power of 1,934,200 shares of common stock.

EQUITY COMPENSATION PLANS

The following table summarizes as of December 31, 2005 the shares of our common stock subject to outstanding awards or available for future awards under our equity compensation plans and arrangements.


                                                                                     NUMBER OF SHARES REMAINING
                                                                                       AVAILABLE FOR FUTURE
                                 NUMBER OF SHARES                                      ISSUANCE UNDER EQUITY
                                   TO BE ISSUED             WEIGHTED-AVERAGE               COMPENSATION
                                 UPON EXERCISE OF           EXERCISE PRICE OF            PLANS (EXCLUDING
                               OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,           SHARES REFLECTED
       PLAN CATEGORY            WARRANTS AND RIGHTS        WARRANTS AND RIGHTS         IN THE FIRST COLUMN)
--------------------------     --------------------       --------------------       --------------------------
Equity Compensation Plans
Approved by Shareholders                1,704,700                      $3.08                     1,986,911     (1)

Equity Compensation Plans
Not Approved by
Shareholders                            2,897,902                      $2.73                            --     (2)
                               --------------------       --------------------       --------------------------
Total                                   4,602,602                      $2.86                     1,986,911
                               ====================       ====================       ==========================

--------------------
(1) Includes shares remaining available under our 2000 Stock Incentive Plan (1,915,250 shares) and 1998 Employee Stock Purchase Plan (71,661 shares).

(2) Nearly all of the 2,897,902 shares listed consist of individual stock options granted to new executives or employees as an inducement to their employment with us. These options have an exercise price equal to the fair market value of our common stock at the time of the grant, and vest ratably over two to four year periods. Most of the options have a life of 10 years and vesting accelerates upon a change of control of ATS Medical. We intend that these options shall not be Incentive Stock Options governed by the provisions of Section 422 of the Internal Revenue Code.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Ernst & Young LLP, our independent registered public accounting firm, provides both audit and non-audit services to us. The fee table below reports fees billed or to be billed to us for professional services provided to us during 2005 and 2004. Based in part on its review of the nature and value of services provided by Ernst & Young LLP, our Audit Committee has concluded that the provision of non-audit services is compatible with maintaining Ernst & Young LLP's independence. The Audit Committee has approved, pursuant to its pre-approval policies described below, 100% of the services listed below.

                              2005                 2004
                       ------------------   ------------------
Audit Fees (1)         $          320,000   $          276,740

Audit-Related Fees     $                0   $                0

Tax Fees (2)           $                0   $           53,750

All Other Fees         $                0   $                0
                       ------------------   ------------------

Total Fees             $          320,000   $          330,490
                       ==================   ==================

--------------------
(1) The increase in audit fees from 2004 to 2005 was due primarily to audit work relating to our internal control over financial reporting, as required by the Sarbanes-Oxley Act of 2002.

(2)  Tax fees for 2004 were for tax consulting and compliance services.



All services provided by our independent registered public accounting firm, Ernst & Young LLP, are subject to pre-approval by our Audit Committee. The Audit Committee has authorized the Chair of the Audit Committee to approve services by Ernst & Young LLP in the event there is a need for such approval prior to the next Audit Committee meeting. However, a full report of any such interim approvals must be given at the next Audit Committee meeting. Before granting any approval, the Audit Committee (or the Committee Chair, if applicable) must receive: (1) a detailed description of the proposed service; (2) a statement from management as to why they believe Ernst & Young LLP is best qualified to perform the service; and (3) an estimate of the fees to be incurred. Before granting any approval, the Audit Committee (or the committee Chair, if applicable) gives due consideration to whether approval of the proposed service will have a detrimental impact on Ernst & Young LLP's independence.


                                     PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Note: Item 15 in the Original Filing is unchanged except for the filing of additional certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT
NUMBER                               DESCRIPTION
-------  -----------------------------------------------------------------------

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

                                   SIGNATURE



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: April 27, 2006                    ATS MEDICAL, INC.



                                        By /s/ Michael D. Dale
                                           -------------------------------------
                                           Michael D. Dale
                                           Chief Executive Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                               DESCRIPTION
-------  -----------------------------------------------------------------------
31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.