Form 10-Q
period 2006-03-31
ATS MEDICAL INC
filed 2006-05-09
CIK 824068

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

     The number of shares outstanding of each of the registrant's classes of common stock as of April 28, 2006, was:

Common Stock, $.01 par value   31,223,127 shares

================================================================================

                                TABLE OF CONTENTS

                                                                         Page(s)
                                                                         -------
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

            Consolidated Balance Sheets as of
            March 31, 2006 and December 31, 2005                             3

            Consolidated Statements of Operations for the three
            months ended March 31, 2006 and 2005                             4

            Consolidated Statements of Cash Flows for the three
            months ended March 31, 2006 and 2005                             5

            Notes to Consolidated Financial Statements                    6 - 10

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   11 - 17

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk         18

ITEM 4.  Controls and Procedures                                            18

PART II. OTHER INFORMATION                                                  19

ITEM 1A. Risk Factors                                                       19

ITEM 6.  Exhibits                                                           19

SIGNATURES                                                                  20

EXHIBIT INDEX                                                               21

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                ATS MEDICAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except per share and share data)

                                                                 MARCH 31,    DECEMBER 31,
                                                                    2006          2005
                                                                -----------   ------------
ASSETS                                                          (unaudited)
Current assets:
   Cash and cash equivalents                                      $ 11,235      $ 16,620
   Short-term investments                                            7,237         5,089
   Accounts receivable, net                                         11,667        10,453
   Inventories                                                      20,157        21,286
   Prepaid expenses                                                  1,956         1,204
                                                                  --------      --------
Total current assets                                                52,252        54,652

Leasehold improvements, furniture and equipment, net                 7,983         8,330
Intangible assets                                                   21,943        22,015
Other assets                                                           444           446
                                                                  --------      --------
Total assets                                                      $ 82,622      $ 85,443
                                                                  ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                               $  2,881      $  3,598
   Accrued compensation                                              1,497         2,394
   Accrued distributor liabilities                                     567           752
   Other accrued liabilities                                           890           568
   Due to related party                                                 36            90
   Current maturities of notes payable                                 983           833
                                                                  --------      --------
Total current liabilities                                            6,854         8,235

Convertible senior notes payable, net of unamortized
   discount of $1,431 and $1,455 at March 31, 2006 and
   December 31 ,2005                                                20,969        20,945
Notes payable                                                        2,044           903

Shareholders' equity:
   Common stock, $.01 par value:
      Authorized shares - 40,000,000
      Issued and outstanding shares- 31,206,461and 31,114,131
         at March 31, 2006 and December 31, 2005                       312           311
   Additional paid-in capital                                      139,366       139,743
   Deferred compensation                                                --          (566)
   Accumulated other comprehensive income (loss)                      (111)          (64)
   Accumulated deficit                                             (86,812)      (84,064)
                                                                  --------      --------
Total shareholders' equity                                          55,360        52,755
                                                                  --------      --------
Total liabilities and shareholders' equity                        $ 82,622      $ 85,443
                                                                  ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

                                ATS MEDICAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)

                                     THREE MONTHS ENDED
                                         MARCH 31,
                                    -------------------
                                      2006       2005
                                    --------   --------
Net sales                           $  9,730   $  7,063
Cost of goods sold                     4,998      4,301
                                    --------   --------
Gross profit                           4,732      2,762
Operating expenses:
   Sales and marketing                 4,834      4,731
   Research and development              405        302
   General and administrative          1,942      1,689
                                    --------   --------
Total operating expenses               7,181      6,722
                                    --------   --------
Operating loss                        (2,449)    (3,960)
Net interest income (expense)           (299)         1
                                    --------   --------
Net loss                             ($2,748)   ($3,959)
                                    ========   ========
Net loss per share:
   Basic and diluted                  ($0.09)    ($0.13)
                                    ========   ========
Weighted average number of shares
   used in calculation:
   Basic and diluted                  31,187     30,913
                                    ========   ========

The accompanying notes are an integral part of the consolidated financial statements.

                                ATS MEDICAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)
                                 (in thousands)

                                                       THREE MONTHS ENDED
                                                           MARCH 31,
                                                      -------------------
                                                        2006       2005
                                                      --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                               ($2,748)   ($3,959)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation                                            439        369
   Loss on disposal of equipment                             5         17
   Stock compensation expense                              199          4
   Non-cash interest expense                               103          7
   Changes in operating assets and liabilities:
      Accounts and other receivables                    (1,214)      (456)
      Inventories                                        1,129        321
      Prepaid expenses                                    (752)         5
      Other                                               (100)        --
      Accounts payable and accrued expenses             (1,531)    (1,937)
                                                      --------   --------
Net cash used in operating activities                   (4,470)    (5,629)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term investments                      (3,842)      (497)
Maturities of short-term investments                     1,694      3,893
Purchases of furniture, machinery and equipment            (97)      (601)
                                                      --------   --------
Net cash provided by (used in) investing activities     (2,245)     2,795

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on notes payable                                1,500         --
Repayments of notes payable                               (209)      (139)
Net proceeds from sales of common stock                     86         92
                                                      --------   --------
Net cash provided by (used in) financing activities      1,377        (47)
                                                      --------   --------
Effect of exchange rate changes on cash                    (47)       (57)
                                                      --------   --------
Decrease in cash and cash equivalents                   (5,385)    (2,938)
Cash and cash equivalents at beginning of period        16,620      8,302
                                                      --------   --------
Cash and cash equivalents at end of period            $ 11,235   $  5,364
                                                      ========   ========

The accompanying notes are an integral part of the consolidated financial statements.

                                ATS MEDICAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The consolidated financial statements included in this Form 10-Q have been prepared by ATS Medical, Inc. (hereinafter the "Company," "ATS," "we," "us," or "our") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The consolidated financial statements include the accounts of the Company and its subsidiaries, and all significant inter-company accounts and transactions are eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations. The year-end balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. These unaudited consolidated interim financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

These statements reflect, in management's opinion, all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. The results of operations for any interim period may not be indicative of results for the full year.

NOTE 2. STOCK-BASED COMPENSATION

The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Financial Accounting Standards Board
(FASB) Statement No. 123 (Revised 2004), Share-Based Payment (Statement 123(R)), which revises FASB Statement No. 123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement No. 123. However, Statement 123(R) requires all share-based payments to employees to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) was adopted by the Company on January 1, 2006. The Company adopted Statement 123(R) using the modified prospective transition method. In accordance with the modified prospective transition method, the Company has not restated its consolidated financial statements for prior periods. Under this transition method, stock-based compensation expense for the first quarter of 2006 includes stock-based compensation expense for all of the Company's stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the provision of Statement No. 123. Stock-based compensation expense for all stock-based compensation awards granted on or after January 1, 2006 will be based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).

The Company uses the Black-Scholes-Merton (Black-Scholes) option pricing model as its method for determining fair value of stock option grants, which was also used by the Company for its pro forma information disclosures of stock-based compensation expense as required under Statement No. 123, prior to the adoption of Statement 123(R). The fair value of restricted stock unit awards (RSUs) is determined based on the closing market price on the date of the award.

The Company uses the single option (i.e. straight-line) method of attributing the value of stock-based compensation expense for all stock option grants. Upon adoption of Statement 123(R), the Company changed its method of attributing the value of stock-based compensation expense on RSUs from the multiple-option (i.e. accelerated) approach to the single option method. Compensation expense for RSUs awarded prior to January 1, 2006 will continue to be subject to the accelerated multiple option method specified in FASB Interpretation No. 28 (FIN 28), Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, while compensation expense for RSUs awarded or granted on or after January 1, 2006 will be recognized using the single option method. Stock compensation expense for all stock-based grants and awards is recognized over the service or vesting period of each grant or award.

Statement 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company's best estimate of awards ultimately expected to vest. Forfeitures represent only the unvested portion of a surrendered option and are typically estimated based on historical experience. Based on an analysis of the Company's historical data, the Company applied an 11.85% forfeiture rate to stock options outstanding in determining its Statement 123(R) stock compensation expense for the quarter ended March 31, 2006, which it believes is a reasonable forfeiture estimate for the period. In the Company's pro forma information required under Statement No. 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

The Company has an Stock Incentive Plan (the Plan) under which stock options to purchase Common Stock of the Company may be granted or restricted stock units may be awarded to employees and non-employees of the Company. Stock options may be granted under the Plan as incentive stock options (ISO) or as non-qualified stock options (non-ISO). The Company also has stock options outstanding from a previous equity compensation plan as well as free-standing options not under any plan. In addition, the Company has an Employee Stock Purchase Plan (ESPP) under which employees are eligible to purchase Common Stock of the Company on a quarterly basis at 85% of the lesser of the market price of the Common Stock on the first day of the quarter or the last day of the quarter. Effective February 1, 2006, the ESPP was temporarily suspended pending proposed reservation of additional shares. All stock issued under options exercised, RSUs awarded or ESPP shares purchased are new shares of the Company's Common Stock.

The following table summarizes the changes in stock options outstanding under the Company's stock-based compensation plans during the quarter ended March 31, 2006:

                               Stock Options Outstanding                  Weighted
                                    Under the Plans                    Average Option
                               -------------------------    Non-Plan   Exercise Price
                                     ISO      Non-ISO       Options       Per Share
                                  ---------   -------      ---------   --------------
Balance at December 31, 2005      1,006,700   350,000      2,897,902        3.09
   Options granted                       --        --             --          --
   Options exercised                 (2,750)       --         (5,286)       1.82
   Options canceled                 (44,450)  (18,500)            --        5.58
                                  ---------   -------      ---------        ----
Balance at March 31, 2006           959,500   331,500      2,892,616        3.06
                                  =========   =======      =========

The following table summarizes the ranges of exercise prices for outstanding and exercisable stock options as of March 31, 2006:

                         Options Outstanding at
                             March 31, 2006:             Options Exercisable at
                  ------------------------------------       March 31, 2006:
                                  Weighted               ----------------------
                                  Average     Weighted                 Weighted
                                 Remaining     Average                  Average
    Range of         Number     Contractual   Exercise      Number     Exercise
Exercise Prices   Outstanding       Life        Price    Exercisable     Price
---------------   -----------   -----------   --------   -----------   --------
$0.37 - $ 0.52       787,541     6.65 years    $ 0.44       563,416      $0.44
 0.79 -   2.51       891,750     7.04 years    $ 1.71       510,250      $1.58
 2.70 -   3.60       796,700     7.65 years    $ 3.35       736,700      $3.36
 3.64 -   3.80       878,250     7.45 years    $ 3.74       878,250      $3.74
 3.99 -   8.50       764,375     6.24 years    $ 5.62       764,375      $5.62
 9.00 -  12.44        65,000     3.66 years    $10.33        65,000      $9.37
                   ---------     ----------    ------     ---------      -----
$0.37 - $12.44     4,183,616     6.97 years    $ 3.06     3,517,991      $3.35
                   =========                              =========

As of March 31, 2006, the weighted average remaining contractual life of options outstanding and exercisable was 6.97 years and the aggregate intrinsic value of options outstanding and exercisable was $2.3 million and $1.6 million, respectively. The total intrinsic value of options exercised during the quarter ended March 31, 2006 was not significant. The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the closing price of the Company's Common Stock on March 31, 2006 of $2.48 per share and the exercise price of each-in-the-money option) that would have been received by the option holders had all option holders exercised their options on March 31, 2006.

The following table summarizes the changes in RSU awards outstanding under the Stock Incentive Plan during the quarter ended March 31, 2006:

                                                               Weighted
                                                 Weighted      Average
                                                  Average     Remaining
                                                Grant Date   Contractual
                                No. of Shares   Fair Value       Term
                                -------------   ----------   -----------
Unvested at December 31, 2005      348,000         $3.25      1.53 years
   Awards granted                       --            --              --
   Awards vested                   (87,000)           --              --
   Awards forfeited                     --            --              --
                                   -------         -----      ----------
Unvested at March 31, 2006         261,000         $3.25      1.78 years
                                   =======

At March 31, 2006, the Company had a total of 6,366,116 shares of Common Stock reserved for issuance of stock option grants and RSU awards, of which 1,921,500 shares were available for future grants or awards under the Stock Incentive Plan.

There were no stock options or RSUs granted or awarded during the quarters ended March 31, 2006 and 2005. The Company recognized $0.1 million in stock compensation expense in connection with the adoption of Statement 123(R) during the quarter ended March 31, 2006. Total stock compensation expense recognized during the quarter ended March 31, 2006 totaled $0.2 million (or $.01 per share), of which $0.1 million was included in general and administrative expenses and $0.1 million was included in sales and marketing expenses. Because the Company maintained a full valuation allowance on its U.S. deferred tax assets, the Company did not recognize any tax benefit related to its stock-based compensation expense for the quarter ended March 31, 2006. Stock compensation expense recognized for the quarter ended March 31, 2005 was not significant.

As of March 31, 2006, the Company had approximately $0.5 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options and $0.4 million of total unrecognized compensation expense related to RSU awards that will both be recognized over a weighted average period of approximately one year.

Prior to the adoption of Statement 123(R), the Company accounted for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The exercise price of the Company's employee stock options generally equaled the market price of the underlying stock on the date of grant for all options granted, and thus, under APB No. 25, no compensation expense was recognized. Pro forma information regarding net loss and net loss per share is required by Statement No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement No. 123.

The following table illustrates the pro forma effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement No. 123 to stock-based employee compensation, for the three-month period ended March 31, 2005. Since stock-based compensation expense for the three months ended March 31, 2006, was calculated and recorded under the provisions of Statement 123(R), no pro forma disclosure for that period is presented:

                                                Three months ended
(In thousands, except per share data)             March 31, 2005
                                                ------------------
Net loss, as reported                                ($3,959)
Less: Total stock-based employee compensation
   expense determined under fair value based
   method for all awards                                (519)
                                                     -------
Pro forma net loss                                   ($4,478)
                                                     =======
Net loss per share:
   As reported
      Basic and diluted                              ($ 0.13)
                                                     =======
   Pro forma
      Basic and diluted                              ($ 0.14)
                                                     =======

In December 2005, the Company authorized the acceleration of vesting of all otherwise unvested stock options held by its employees with an exercise price of $3.00 or greater granted under its Stock Incentive Plan or as a free- standing option not under any plan. Options to purchase 1,294,232 shares of common stock (affecting 86 employees) were subject to this acceleration. The decision to accelerate vesting of these underwater options was made primarily to minimize future compensation expense that the Company would otherwise recognize in its consolidated statement of operations with respect to these options pursuant to Statement 123(R). The aggregate future expense eliminated as a result of the acceleration of the vesting of these options was approximately $3.3 million.

NOTE 3. INVENTORIES

Inventories consist of the following:

                       March 31,   December 31,
(In thousands)           2006          2005
                       ---------   ------------
Raw materials           $ 5,262      $ 5,047
Work in process           4,835        4,462
Finished goods           10,225       11,992
Obsolescence reserve       (165)        (215)
                        -------      -------
Total, net              $20,157      $21,286
                        =======      =======

NOTE 4. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the Company includes gains and losses from foreign currency translation which are charged or credited to the cumulative translation account within shareholders' equity. Gains and losses from foreign currency translation are not material. Comprehensive income also includes unrealized gains and losses on the Company's investment portfolio, which are also charged or credited to shareholders' equity. Unrealized gains and losses on investments are not material.

NOTE 5. INTANGIBLE ASSETS

The Company applies Statement of Financial Accounting Standard 142 (SFAS 142) "Goodwill and Other Intangible Assets" to its intangible assets, which prohibits the amortization of intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. Management reviews indefinite-lived intangible assets for impairment annually as of the last day of the second quarter, or more frequently if a change in circumstances or occurrence of events suggests the remaining value may not be recoverable. The test for impairment requires management to make estimates about fair-value, which are based either on the expected undiscounted future cash flows or on other measures of value such as the market capitalization of the Company. If the carrying amount of the assets is greater than the measures of fair value, impairment is considered to have occurred and a write-down of the asset is recorded. Management completed the annual impairment tests in the second quarter of 2005 and determined that the Company's indefinite-lived intangible assets were not impaired.

NOTE 6. LONG-TERM DEBT

In October 2005, the Company sold a combined $22.4 million aggregate principal amount of 6% Convertible Senior Notes due 2025 (Notes) and issued warrants to purchase 1,344,000 shares of the Company's common stock (Warrants). Interest is payable under the Notes each April and October, beginning in 2006. The Warrants are exercisable at $4.40 per share and expire in 2010. The warrants were valued at $1.13 per share using the Black-Scholes valuation model. The total value of the warrants is $1.5 million and is treated as a note discount. The discount is amortized using the effective interest method over the 5-year life of the warrants. Amortization of the note discount will be $0.2 million in 2006 and $0.3 million in 2007 through 2010.

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

In 2004, the Company entered into a secured credit facility with a bank, consisting of a $2.5 million term note and a $6.0 million line of credit. The Company fully drew down the $2.5 million term note, which calls for equal installment payments over 36 months, which commenced in February 2005. As of March 31, 2006, the balance due on this note was $1.5 million. The Company is subject to certain financial covenants under the secured credit facility agreement, as amended, to maintain a liquidity ratio of not less than 2.0 to 1.0 and a net tangible net worth of at least $40 million. At March 31, 2006, the Company was in compliance with its financial covenants.

On March 29, 2006, the Company entered into a second amendment to the secured credit facility whereby the bank agreed to waive the prohibition set forth in the credit facility agreement with respect to the Company's pending acquisition of 3F Therapeutics, Inc., and the bank consented to such acquisition. In addition, the bank agreed to provide for advances of up to $1.5 million, which the Company may use to finance or refinance eligible equipment purchased on or after June 1, 2005 and on or before May 31, 2006. Such equipment advances will be amortized over a 60-month period and carry an interest rate of prime plus 1.75%. On March 31, 2006, the Company fully drew down the $1.5 million advance amount.

NOTE 7. SUBSEQUENT EVENT - ACQUISITION OF 3F THERAPEUTICS, INC.

On January 23, 2006, the Company entered into an agreement and plan of merger (the Merger Agreement) with 3F Therapeutics, Inc. (3F). Under the terms of the Merger Agreement, upon closing, the Company will pay each 3F stockholder its pro-rata portion of an initial payment of 9,000,000 shares of the Company's common stock, subject to certain adjustments. The Company will deposit 900,000 shares of the closing payment in escrow to be held for at least 18 months after closing of the merger to cover indemnification claims and certain contingencies, and the balance will be distributed pro-rata to holders of 3F capital stock. In addition to the initial closing payment, the Company will be obligated to make additional contingent payments to 3F stockholders of up to 5,000,000 shares of the Company's common stock upon obtaining either CE mark or FDA approval for 3F's key products on or prior to December 31, 2013, up to an aggregate of 10,000,000 shares of the Company's common stock. Milestone events also include certain transactions involving these key products. These contingent payments are subject to certain rights of set-off for indemnification claims and certain other events.

The consummation of the merger is subject to customary conditions, and the Merger Agreement is subject to approval by the Company's shareholders. The Merger Agreement has already been approved by the requisite number of 3F stockholders. Subject to these conditions being resolved, the Company anticipates that the merger will close in the third quarter of fiscal 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "may," "expect," "believe," "anticipate," or "estimate," identify such forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially from those expressed in such forward-looking statements. Some of the factors that could cause such material differences are identified in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future filings with the SEC.

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

From 1990 through 2003, we paid Carbomedics approximately $125 million for the development of our valve, the technology to manufacture pyrolytic carbon components, and for pyrolytic valve components manufactured by Carbomedics. By the end of 2002, we had remaining payments due under the technology agreement that totaled $28 million. This led us in 2003 to negotiate an accelerated but reduced payment for all outstanding debts to Carbomedics related to the technology agreement. In 2003, we paid $12 million to satisfy all future obligations under this agreement.

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

During 2005, we continued to develop our business outside the mechanical heart valve market by entering into two additional business development agreements. In June, we entered into a marketing services agreement with Alabama Tissue Center, Inc. (ATC, a/k/a Regeneration Technologies, Inc. - Cardiovascular), a subsidiary of Regeneration Technologies, Inc. Under the terms of the agreement, ATC has appointed us as its exclusive marketing services representative to promote, market and solicit orders for ATC's processed cardiovascular allograft tissue from doctors, hospitals, clinics and patients throughout North America. The agreement with ATC has also resulted in revenues for our Company in 2005. Also in June 2005, we entered into an exclusive development, supply and distribution agreement with Genesee BioMedical, Inc. (GBI), under which GBI will develop, supply and manufacture cardiac surgical products to include annuloplasty repair rings, c-rings and accessories, and we will have exclusive worldwide rights to market and sell such products. Our agreement with GBI will produce revenues for our Company in 2006.

On January 23, 2006, we entered into an agreement and plan of merger with 3F Therapeutics, Inc. Under the terms of the Merger Agreement, upon closing we will pay each 3F stockholder its pro-rata portion of an initial payment of 9 million shares of our common stock, subject to certain post-closing adjustments and a 10% escrow fund. In addition to the initial closing payment, we will be obligated to deliver up to an additional 10 million shares of our common stock to 3F stockholders. These additional shares will be made in two payments of up to 5 million shares each, each of which is contingent upon ATS obtaining either CE mark or FDA approval for 3F's key products on or prior to December 31, 2013. The consummation of the merger with 3F is subject to customary conditions, and the Merger Agreement is subject to approval by our shareholders and the stockholders of 3F; however, the requisite number of 3F stockholders has already approved the Merger Agreement. We anticipate that the merger will close in the third quarter of fiscal 2006.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Management's discussion and analysis of financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect (1) the reported amounts of assets, liabilities, revenues and expenses; and (2) the related disclosure of contingent assets and liabilities. At each balance sheet date, we evaluate our estimates and judgments. The critical accounting policies that are most important to fully understanding and evaluating the financial condition and results of operations are discussed in our most recent Annual Report on Form 10-K on file with the SEC.

The Financial Accounting Standards Board issued FASB Statement No. 123 (Revised
2004), Share-Based Payment, which was adopted by ATS on January 1, 2006, using the modified prospective transition method. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options and restricted stock unit awards, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. See Note 2 of Notes to Consolidated Financial Statements and the discussion under General & Administrative below in this report for additional information regarding stock-based compensation plans and our adoption of Statement 123(R).

RESULTS OF OPERATIONS

The following table provides the dollar and percentage change in the Statements of Operations for the three month periods ended March 31, 2006 and 2005.

                                       Three months ended March 31,
                                 ----------------------------------------
                                                        Increase
(In thousands)                     2006       2005     (Decrease)     %
                                 --------   --------   ----------   -----
Net sales                        $  9,730   $  7,063    $  2,667     37.8%
Cost of goods sold                  4,998      4,301         697     16.2%
                                 --------   --------    --------     ----
Gross profit                        4,732      2,762       1,970     71.3%
Gross profit %                       48.6%      39.1%
Operating expenses:
    Sales and marketing             4,834      4,731         103      2.2%
    Research and development          405        302         103     34.1%
    General and administrative      1,942      1,689         253     15.0%
                                 --------   --------    --------     ----
Total operating expenses            7,181      6,722         459      6.8%
                                 --------   --------    --------     ----
Operating loss                     (2,449)    (3,960)     (1,511)   -38.2%
Net interest income (expense)        (299)         1         300       NM
                                 --------   --------    --------    -----
Net loss                          ($2,748)   ($3,959)    ($1,211)   -30.6%
                                 ========   ========    ========    =====

The following table presents the Statements of Operations as a percentage of net sales for the three month periods ended March 31, 2006 and 2005.

                                Three months ended
                                     March 31,
                                ------------------
                                   2006    2005
                                  -----   -----
Net sales                         100.0%  100.0%
Cost of goods sold                 51.4%   60.9%
                                  -----   -----
Gross profit                       48.6%   39.1%
Operating expenses:
   Sales and marketing             49.7%   67.0%
   Research and development         4.2%    4.3%
   General and administrative      20.0%   23.9%
                                  -----   -----
Total operating expenses           73.8%   95.2%
                                  -----   -----
Operating loss                    -25.2%  -56.1%
Net interest income (expense)      -3.1%    0.0%
                                  -----   -----
Net loss                          -28.2%  -56.1%
                                  =====   =====

NET SALES. The following table provides the dollar and percentage change in net sales inside and outside the United States for the three month periods ended March 31, 2006 and 2005.

                           Three months ended March 31,
                        ---------------------------------
(In thousands)           2006     2005    Increase     %
                        ------   ------   --------   ----
United States           $3,894   $2,870    $1,024    35.7%
Outside United States    5,836    4,193     1,643    39.2%
                        ------   ------    ------    ----
Total net sales         $9,730   $7,063    $2,667    37.8%
                        ======   ======    ======    ====

The following table provides net sales inside and outside the United States as a percentage of total net sales for the three month periods ended March 31, 2006 and 2005.

                            Three months ended
                                 March 31,
                            ------------------
                               2006    2005
                              -----   -----
Share of total net sales:
United States                  40.0%   40.6%
Outside United States          60.0%   59.4%
                              -----   -----
Total net sales               100.0%  100.0%
                              =====   =====

The following table provides the percentage change in average sales price, unit sales and net sales for mechanical heart valves inside and outside the United States for the three months ended March 31, 2006, compared to the same period in 2005.

                               2006 change in
                        mechanical heart valve sales
                        ----------------------------
                           Average
                            Sales     Unit
                            Price    Sales   Total
                           -------   -----   -----
United States                0.0%     9.8%    9.9%
Outside United States        2.1%    31.3%   34.1%
                             ---     ----    ----
Total change                -2.6%    27.9%   24.6%
                             ===     ====    ====

Since late 2002, we have been building a new sales organization in the United States, which has grown to four area directors managing more than 30 sales territories. Our representation within these territories consists of both direct sales representatives and independent agents. This new sales organization and overall greater sales efforts contributed to our net sales increases in the United States.

Also during the last three years we have aggressively entered several international markets that represented opportunities for greater mechanical heart valve sales unit growth but at prices lower than our other markets. Prices in some of these territories are lower than our historical manufacturing costs. We felt this strategy was reasonable because it allowed us to increase our market share while reducing our high priced but paid-for inventories.

Net sales in the first quarter of 2006 were also favorably impacted by revenue from the new business initiatives and partnerships discussed above, mainly revenue derived from surgical cryotherapy products and processed cardiovascular allograft tissue. Approximately 14% of our first quarter 2006 revenue was derived from new products.

COST OF GOODS SOLD AND GROSS PROFIT. Our costs of goods sold and gross profit as a percentage of net sales has improved over the last several years due in part to increases in our mechanical heart valve average selling prices, which are much higher in the United States than in international markets. Our gross profit is anticipated to continue improving as sales within the United States increase as a percentage of total sales and as we start selling lower cost valves that have been entirely manufactured in our facilities.

During the quarter ended March 31, 2006, we had substantially depleted our high priced but paid-for inventories of carbon components purchased from Carbomedics, moving into lower cost carbon material FIFO cost layers. This favorably impacted our first quarter 2006 gross profit by approximately $0.6 million and improved our gross profit percentage of net sales by approximately 5.8%.

We have made write-downs to our inventories during the past three fiscal years due to future selling prices being lower than manufacturing costs in select international markets. These write-downs resulted in lower-of-cost-or-market
(LCM) inventory reserves, which were used as high-cost pyrolytic carbon components purchased from

Carbomedics were sold into low selling-price international markets. During the first quarter of 2006, the remaining LCM reserves were fully utilized in connection with the depletion of our high priced but paid-for inventories of carbon components discussed above. Consequently, LCM inventory write-downs are not anticipated in 2006.

Our gross profit as a percentage of net sales in the first quarter of 2006 was also favorably impacted by revenue and gross profit from the new business initiatives and partnerships discussed above, mainly revenue derived from surgical cryotherapy products and processed cardiovascular allograft tissue. Our first quarter 2006 and 2005 gross profit as a percentage of net sales was higher by approximately 3.9% and 2.8%, respectively, due to these new business initiatives.

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

SALES AND MARKETING. In the United States, our sales and marketing costs rose only modestly in the first quarter of 2006 to $3.6 million, compared to $3.5 million for the first quarter of the prior year. The increase is due primarily to $0.1 million of stock compensation expense recognized in the first quarter of 2006 related to the adoption of Statement 123(R) on January 1, 2006. During the past three fiscal years, our U.S. sales and marketing organization has steadily grown to more than 30 sales territories in the United States and has a marketing department that now consists of 14 employees.

Internationally, our sales and marketing costs increased 6.5% in the first quarter of 2006 to $1.3 million, compared to $1.2 million for same period in 2005. The increases in the first quarter of 2006 over the prior year reflect our continued investment in international markets, including the early 2005 set up of direct sales operations in Germany and increased sales management.

RESEARCH AND DEVELOPMENT. Research and development (R & D) expenses increased $0.1 million, or 34.1%, in the first quarter of 2006 compared to the same period in 2005 due to increased costs to develop and improve current and future products and the related regulatory and clinical activities for these products. R & D costs also increased due to staff additions and an increase in the number of R & D programs.

GENERAL AND ADMINISTRATIVE. During the first quarter of 2006, major cost increases in general and administrative (G & A) expenses over the first quarter of 2005 were for non-cash stock compensation expense of $0.1 million and outside consulting, legal and professional services of $0.1 million.

We recognized total stock compensation expense in the first quarter of 2006 of $0.2 million, of which $0.1 million was included in G & A expenses and $0.1 million in sales & marketing expenses. Of the $0.2 million first quarter 2006 stock compensation expense, $0.1 million was attributable to the adoption of Financial Accounting Standards Board Statement No. 123 (Revised 2004), Share-Based Payment, which we adopted on January 1, 2006. For the full year 2006, we estimate $0.4 to $0.6 million of additional stock compensation expense attributable to the adoption of Statement 123(R).

In December 2005, we authorized the acceleration of vesting of all otherwise unvested stock options held by our employees with an exercise price of $3.00 or greater granted under the 2000 Stock Incentive Plan or as a free standing option not under any plan. Options to purchase 1,294,232 shares of common stock (affecting 86 employees) were subject to this acceleration. The decision to accelerate vesting of these underwater options was made primarily to minimize future compensation expense that we would otherwise recognize in our consolidated statement of operations with respect to these options pursuant to Statement 123(R). We believe that the aggregate future expense eliminated as a result of the acceleration of the vesting of these options is approximately $3.3 million.

NET INTEREST INCOME (EXPENSE). In the first quarter of 2006, net interest expense was attributable primarily to the October 2005 sale of $22.4 million aggregate principal amount of 6% Convertible Senior Notes. Interest expense on these notes in the first quarter of 2006 was $0.4 million, which includes amortization of deferred financing costs and the discount related to the implied value of common stock warrants sold with the notes. Interest expense in both 2006 and 2005 is also attributable to our credit facility with Silicon Valley Bank. Interest income was $0.2 million and $0.1 million for the first quarters of 2006 and 2005, respectively, and is attributable to the investment of our cash balances.

INCOME TAXES. At the end of 2005, we had accumulated approximately $81 million of net operating loss (NOL) carryforwards for U.S. tax purposes. We believe that our ability to fully utilize the existing NOL carryforwards could be restricted on a portion of the NOL for changes in control that may have occurred or may occur in the future. We have not conducted a formal study of whether a change in control of ATS has occurred in the past that impairs our NOL carryforwards because we are unable to utilize such NOL carryforwards until we achieve profitability and because this study would be very expensive to complete. When we attain profitability, we will conduct a formal study of any restrictions on our carryforwards. We have not recorded any deferred tax asset related to our NOL carryforwards and other deferred items as we currently cannot determine that it is more likely than not that this asset will be realized and we, therefore, have provided a valuation allowance for the entire asset.

NET LOSS. Our decrease in net loss for the first quarter of 2006 compared to the same period in 2005 resulted from changes in sales offset by changes in operating costs, all of which are described above.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments totaled $18.5 million and $21.7 million at March 31, 2006 and December 31, 2005, respectively.

OPERATING ACTIVITIES. During the first three months of 2006, we received cash payments from customers of $8.5 million and made payments to employees and suppliers of $12.7 million. During the first three months of 2005, we received cash payments from customers of $6.6 million and made cash payments to employees and suppliers of $12.2 million. Our operating losses during the past three fiscal years were significantly funded through the depletion of inventories and the use of existing cash and investment balances. Since 2002, we have incurred significant expenses commercializing the ATS heart valve in the United States. As we build sales in future periods and our cost of inventories decrease, we believe our operating losses will decrease and we will move steadily towards a cash flow breakeven on sales and eventually to profitability. We believe our current cash balances are adequate to fund our operating activities during 2006.

INVESTING ACTIVITIES. We purchased property and equipment of $0.1 million and $0.6 million during the first three months of 2006 and 2005, respectively. Capital purchases during 2005 were mainly in support of increasing production in our pyrolytic carbon facility. During 2006, our spending on property and equipment should decline as a significant portion of our 2005 purchases supported our pyrolytic carbon facility production increase efforts, which are substantially completed.

FINANCING ACTIVITIES. We raised approximately $0.1 million during each of the first three months of 2006 and 2005 through the issuance of common stock through stock options and our employee stock purchase plan.

In 2004 we entered into a secured credit facility consisting of a $2.5 million term note and a $6.0 million line of credit. We fully drew down the $2.5 million term note, which was used to fund equipment purchases for our pyrolytic carbon facility. The term note calls for equal installment payments over 36 months, which commenced in February 2005. Accordingly, during the first three months of 2006 and 2005 we repaid $0.2 million and $0.1 million, respectively, on the note. We are subject to certain financial covenants under the secured credit facility agreement, as amended, to include a liquidity ratio of not less than
2.0 to 1.0 and a net tangible net worth of at least $40 million. At March 31, 2006, we were in compliance with these financial covenants.

On March 29, 2006, we entered into a second amendment to the secured credit facility whereby the bank agreed to waive the prohibition set forth in the credit facility agreement with respect to our pending acquisition of 3F Therapeutics, Inc., and the bank consented to such acquisition. In addition, the bank agreed to provide for advances of up to $1.5 million which we may use to finance or refinance eligible equipment purchased on or after June 1, 2005 and on or before May 31, 2006. Such equipment advances will be amortized over a 60 month period and carry an interest rate of prime plus 1.75%. On March 31, 2006, we fully drew down the $1.5 million advance amount.

In October 2005, we sold a combined $22.4 million aggregate principal amount of 6% Convertible Senior Notes due 2025 and issued warrants to purchase 1,344,000 shares of our common stock. The warrants are exercisable at $4.40 per share and expire in 2010. We plan to use these proceeds to fund business development opportunities. The first interest payment on these convertible notes, totaling $0.7 million, was paid in April 2006.

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

CASH MANAGEMENT

By the end of the first quarter of 2006, we had substantially depleted our high priced but paid-for inventories of pyrolytic carbon components. During the last two years we have been increasing production of these components in our own factory. We estimate that operating costs will remain high in comparison to sales during 2006 and will require the use of cash to fund operations. We will draw down cash balances to fund operations during 2006.

Based upon the current forecast of sales and operating expenses, we anticipate having cash to fund our operations through 2006. However, any adverse change that affects our revenue, access to the capital markets or future demand for our products will affect our long-term viability. Maintaining adequate levels of working capital depends in part upon the success of our products in the marketplace, the relative profitability of those products and our ability to control operating and capital expenses. Funding of our operations in future periods may require additional investments in ATS in the form of equity or debt. There can be no assurance that we will achieve desired levels of sales or profitability, or that future capital infusions will be available.

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

Transactions with U.S. and non-U.S. customers and distributors, other than in France and Germany, are entered into in U.S. dollars, precluding the need for foreign currency hedges on such sales. Sales through our French and German subsidiaries are in Euros, so we are subject to profitability risk arising from exchange rate movements. We have not used foreign exchange contracts or similar instruments to reduce this risk. We will evaluate the need to use foreign exchange contracts or similar instruments if sales in France and Germany increase substantially.

We do not believe that inflation has had a material effect on our results of operations in recent years and periods. There can be no assurance, however, that our business will not be adversely affected by inflation in the future.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which could have a material impact on our business, financial condition or results of operations. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, financial condition or results of operations.

ITEM 6. EXHIBITS

3.1 Restated Articles of Incorporation, as amended to date (Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993)

3.2 Bylaws of the Company, as amended to date (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

4.1 Specimen certificate for shares of Common Stock of the Company (Incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

10.1 Amendment, dated March 29, 2006, to the Loan and Security Agreement between Silicon Valley Bank and the Company, dated July 28, 2004 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 3, 2006)

31.1 Certification of Chief Executive Officer pursuant to Rules
     13a-15(e)/15d-15(e) (Section 302 Certification)

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

Date: May 9, 2006                       ATS MEDICAL, INC.


                                        By: /s/ Michael D. Dale
                                            ------------------------------------
                                            Michael D. Dale,
                                            Chief Executive Officer
                                            (Duly Authorized Officer)


                                        By: /s/ John R. Judd
                                            ------------------------------------
                                            John R. Judd,
                                            Chief Financial Officer
                                            (Principal Accounting Officer)

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

10.1 Amendment, dated March 29, 2006, to the Loan and Security Agreement between Silicon Valley Bank and the Company, dated July 28, 2004
          (Incorporated by reference to Exhibit 10.1 to the Company's Current
          Report on Form 8-K filed on April 3, 2006)

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