Form 10-Q/A
period 2005-06-30
ATS MEDICAL INC
filed 2006-07-17
CIK 824068

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                  FORM 10-Q/A

                               (Amendment No. 1)

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

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the "Form 10-Q/A") to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005, initially filed with the Securities and Exchange Commission (the "SEC") on August 8, 2005 (the "Original Filing"), is being filed in response to comments received from the SEC on the confidential treatment request with respect to Exhibits 10.2 and 10.3.
Item 6 of Part II of the Original Filing has been amended to incorporate revised redacted versions of Exhibits 10.2 and 10.3.

In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31.1 and 31.2, respectively.

Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

                           PART II OTHER INFORMATION

ITEM 6. EXHIBITS

Note: Item 6 in the Original Filing is unchanged except for the filing of replacement versions of Exhibits 10.2 and 10.3 and of additional certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     10.2*  Marketing Services Agreement with Alabama Tissue Center, Inc. (also known as Regeneration Technologies, Inc. - Cardiovascular), a
            subsidiary of Regeneration Technologies, Inc., effective as of July
            21, 2005 (Incorporated by reference to Exhibit 10.43 to the
            Company's Annual Report on Form 10-K for the year ended December 31,
            2005)

     10.3*  Exclusive Development, Supply and Distribution Agreement with
            Genesee BioMedical, Inc., dated June 23, 2005 (Incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form
            10-K for the year ended December 31, 2005)

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 17, 2006                 ATS MEDICAL, INC.


                                    By: /s/ Michael D. Dale
                                        ----------------------------------------
                                        Michael D. Dale, Chief Executive Officer
                                        (Duly Authorized Officer)

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
 10.2*    Marketing Services Agreement with Alabama Tissue Center, Inc. (also known as Regeneration Technologies, Inc. - Cardiovascular), a
          subsidiary of Regeneration Technologies, Inc., effective as of July
          21, 2005 (Incorporated by reference to Exhibit 10.43 to the
          Company's Annual Report on Form 10-K for the year ended December 31,
          2005)

 10.3*    Exclusive Development, Supply and Distribution Agreement with
          Genesee BioMedical, Inc., dated June 23, 2005 (Incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form
          10-K for the year ended December 31, 2005)

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