Form 10-K/A
period 2005-12-31
ATS MEDICAL INC
filed 2006-07-17
CIK 824068

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-K/A
                                (AMENDMENT NO. 2)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                Yes       No  X
                                    ---      ---

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                                Yes       No  X
                                    ---      ---

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

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

The number of shares outstanding of the registrant's common stock, $.01 par value per share, as of July 5, 2006, was 31,231,891 shares.

Documents Incorporated by Reference: None.

                                EXPLANATORY NOTES

OVERVIEW. This Amendment No. 2 on Form 10-K/A (the "Form 10-K/A") to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, initially filed with the Securities and Exchange Commission ("SEC") on March 7, 2006 (the "Original Filing") and as amended by Amendment No. 1 filed on April 28, 2006, is being filed to restate our 2005 consolidated financial statements, certain notes to our 2005 consolidated financial statements and other financial information to give effect to derivative accounting treatment required for the Company's Convertible Senior Notes issued in October, 2005 (the "Notes").

The information contained in this Form 10-K/A, including the financial statements and notes thereto, amends only Items 1A, 6, 7, 8, 9A and 15 of our Original Filing, in each case to reflect only the adjustments described herein, and no other information in our Original Filing is amended hereby. Except for the foregoing amended information, the Original Filing, as amended, continues to describe conditions as of March 7, 2006, the date of the Original Filing, and does not reflect events occurring after March 7, 2006, or modify or update those disclosures that may have been affected by subsequent events.

FINANCIAL STATEMENT RESTATEMENT. As stated above, we are filing this Form 10-K/A to restate our 2005 consolidated financial statements and other financial information to give effect to derivative accounting treatment required for the Notes. The determination to restate these financial statements was made after an error was discovered in June 2006 in the accounting for embedded derivatives related to the Notes under Financial Accounting Standards Board (FASB) Statement No.133, Accounting for Derivative Instruments and Hedging Activities and related Emerging Issues Task Force (EITF) interpretations and SEC rules.

The following table summarizes the effect of the restatement on the statement of operations (dollars in thousands):

                                                               Year Ended December 31, 2005
                                                        -----------------------------------------
                                                        As Previously
                                                           Reported     Adjustments   As Restated
                                                        -------------   -----------   -----------
Operating loss                                            $(16,187)            --      $(16,187)
Interest expense, net of interest income                      (376)            38          (338)
Change in value of derivative liability bifurcated
   from convertible senior notes                                --          2,131         2,131
Net loss                                                  $(16,563)        $2,169      $(14,394)
Net loss per share-basic and diluted                      $  (0.53)        $ 0.07      $  (0.46)
The restatement does not have an impact on cash flow.

IMPACT ON MANAGEMENT'S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING. In connection with the restatement, we reevaluated our disclosure controls and procedures. We concluded that our failure to correctly apply FASB Statement No.133 and its related interpretations and rules with respect to the embedded derivative accounting treatment required for our Convertible Senior Notes constituted a material weakness in our internal control over financial reporting. Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of December 31, 2005.

We have performed a thorough analysis of all of the provisions in the Notes and related agreements for embedded derivatives under FASB Statement No.133 and the related EITF interpretations and SEC rules, in an effort to ensure that this Amendment reflects all necessary adjustments.

CERTIFICATIONS. Pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

                                     PART I

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

WE HAVE A HISTORY OF NET LOSSES. IF WE DO NOT HAVE NET INCOME IN THE FUTURE, WE MAY BE UNABLE TO CONTINUE OUR OPERATIONS.

We are not currently profitable and have a very limited history of profitability. As of December 31, 2005, we had an accumulated deficit in excess of $80 million. We expect to incur significant expenses over the next several years as we continue to devote substantial resources to the commercialization of the ATS heart valve in the United States. We will not generate net income unless we are able to significantly increase revenue from U.S. sales. If we continue to sustain losses, we may not be able to continue our business as planned.

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

                                     PART II

ITEM 6. SELECTED FINANCIAL DATA

                                                                  Year Ended December 31,
                                                 ---------------------------------------------------------
                                                    2005         2004        2003        2002       2001
                                                 ----------   ---------   ---------   ---------   --------
(in thousands, except per share data)            (Restated)
STATEMENT OF OPERATIONS DATA:
Net sales                                        $  34,636    $  28,015   $  18,484   $  13,301   $ 15,080
Cost of sales                                       22,828       21,227      17,632      12,307     10,310
                                                 ---------    ---------   ---------   ---------   --------
Gross profit                                        11,808        6,788         852         994      4,770
Operating expenses:
   Sales and marketing                              18,948       16,520      10,180       2,425      3,906
   Research and development                          1,733        1,011       1,764       3,312      4,904
   General and administrative                        7,314        5,954       4,350       3,114      3,844
   Impairment of technology license                     --           --          --       8,100         --
   Reorganization expense                               --           --          --       1,130         --
   Distributor termination expenses                     --           --          --         821         --
   Gain on extinguishment of debt                       --           --      (2,575)         --         --
                                                 ---------    ---------   ---------   ---------   --------
   Total operating expenses                         27,995       23,485      13,719      18,902     12,654
                                                 ---------    ---------   ---------   ---------   --------
Operating loss                                     (16,187)     (16,697)    (12,867)    (17,908)    (7,884)

Interest income (expense)                             (338)          54        (425)       (304)     1,040
Change in value of derivative liability
   bifurcated from convertible senior
   notes                                             2,131           --          --          --         --
                                                 ---------    ---------   ---------   ---------   --------
Loss before income taxes                           (14,394)     (16,643)    (13,292)    (18,212)    (6,844)
Income tax expense                                      --           --          --          --         --
                                                 ---------    ---------   ---------   ---------   --------
Net loss                                          ($14,394)    ($16,643)   ($13,292)   ($18,212)   ($6,844)
                                                 =========    =========   =========   =========   ========
Net loss per share:
   Basic                                            ($0.46)      ($0.58)     ($0.55)     ($0.82)    ($0.31)
   Diluted                                          ($0.46)      ($0.58)     ($0.55)     ($0.82)    ($0.31)

Weighted average number of shares outstanding:
   Basic                                            31,009       28,856      24,076      22,259     22,159
   Diluted                                          31,009       28,856      24,076      22,259     22,159

                                                                        As of December 31,
                                                 ---------------------------------------------------------
                                                    2005          2004        2003        2002      2001
                                                 ----------     -------     -------     -------    -------
(in thousands)                                   (Restated)
BALANCE SHEET DATA:
Cash and cash equivalents                          $16,620      $ 8,302     $ 6,472     $ 7,472    $ 5,079
Working capital                                     46,417       41,459      31,275      21,674     32,466
Total assets                                        85,443       79,051      76,134      91,756     94,971
Long-term liabilities, excluding
   current maturities                               19,679        1,826         307       9,514         --
Shareholders' equity                                57,529       69,441      72,803      74,127     92,223

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (RESTATED)

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

DEFERRED TAX ASSETS. We have incurred tax losses of approximately $81 million. The losses are carried forward for U.S. and state corporate income taxes and can be used to reduce future taxable income. As a result, at December 31, 2005 we had net deferred tax assets totaling approximately $31.4 million. We have recorded a full valuation allowance against these assets because of the limited lives of the carryforwards and our lack of earnings history, which has resulted in our conclusion that it is not more than likely we will be able to utilize our loss carryforwards

CONVERTIBLE DEBT AND DERIVATIVE INSTRUMENTS. We account for embedded derivatives related to our Convertible Senior Notes under Financial Accounting Standards Board (FASB) Statement No.133, Accounting for Derivative Instruments and Hedging Activities and related Emerging Issues Task Force (EITF) interpretations and Securities and Exchange Commission (SEC) rules, which require certain embedded derivative financial instruments to be bifurcated from the debt agreement and accounted for as a liability. Our Convertible Senior Notes contain several embedded derivatives. The valuation of derivatives requires management to make certain judgments and estimates, including the potential future fair value of the Company's common stock, the probability of a change in control of the Company and the probability that the debt may be put back to or called by the Company.

RESULTS OF OPERATIONS

The following table provides the dollar and percentage change in our Statements of Operations for 2005 compared to 2004 and 2004 compared to 2003.

                                                              INCREASE                                      INCREASE
                                       2005         2004     (DECREASE)      %        2004        2003     (DECREASE)     %
                                    ----------   ---------   ----------   ------   ---------   ---------   ----------   -----
(in thousands)                      (RESTATED)
Net sales                           $  34,636    $  28,015     $6,621       23.6%  $  28,015   $  18,484    $  9,531     51.6%
Cost of sales                          22,828       21,227      1,601        7.5%     21,227      17,632       3,595     20.4%
                                    ---------    ---------     ------     ------   ---------   ---------    --------    -----
Gross profit
                                       11,808        6,788      5,020       74.0%      6,788         852       5,936    696.7%
Operating expenses:
   Sales and marketing                 18,948       16,520      2,428       14.7%     16,520      10,180       6,340     62.3%
   Research and development             1,733        1,011        722       71.4%      1,011       1,764        (753)   -42.7%
   General and administrative           7,314        5,954      1,360       22.8%      5,954       4,350       1,604     36.9%
   Gain on extinguishment of debt          --           --         --         --          --      (2,575)      2,575       --
                                    ---------    ---------     ------     ------   ---------   ---------    --------    -----
   Total operating expenses            27,995       23,485      4,510       19.2%     23,485      13,719       9,766     71.2%
                                    ---------    ---------     ------     ------   ---------   ---------    --------    -----
Operating loss                        (16,187)     (16,697)       510        3.1%    (16,697)    (12,867)     (3,830)   -29.8%
Interest income (expense)                (338)          54       (392)    -725.9%         54        (425)        479    112.7%
Change in value of derivative
   liability bifurcated from
   convertible senior notes             2,131           --      2,131         --          --          --          --       --
                                    ---------    ---------     ------     ------   ---------   ---------    --------    -----
Net loss                             ($14,394)    ($16,643)    $2,249       13.5%   ($16,643)   ($13,292)    ($3,351)   -25.2%
                                    =========    =========     ======     ======   =========   =========    ========    =====

The following table presents the statement of operations as a percentage of sales for 2005, 2004, and 2003.


                                       2005       2004    2003
                                    ----------   -----   -----
                                    (RESTATED)
Net sales                             100.0%     100.0%  100.0%
Cost of sales                          65.9%      75.8%   95.4%
                                      -----      -----   -----
Gross profit                           34.1%      24.2%    4.6%
Operating expenses:
   Sales and marketing                 54.7%      59.0%   55.1%
   Research and development             5.0%       3.6%    9.5%
   General and administrative          21.1%      21.3%   23.5%
   Gain on extinguishment of debt       0.0%       0.0%  -13.9%
                                      -----      -----   -----
   Total operating expenses            80.8%      83.8%   74.2%
                                      -----      -----   -----
Operating loss                        -46.7%     -59.6%  -69.6%
Interest income (expense)             -1.0%        0.2%  -2.3%
Change in value of convertible
    senior notes derivative
    liability                           6.2%       0.0%    0.0%
                                      -----      -----   -----
Net loss                              -41.6%     -59.4%  -71.9%
                                      =====      =====   =====

NET SALES. The following table provides the dollar and percentage change in net sales inside and outside the United States for 2005 compared to 2004 and 2004 compared to 2003.

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
                        =====   =====   =====

The following table provides the percentage change in average sales price, unit sales, and net sales for mechanical heart valves inside and outside the United States for 2005 from 2004 and 2004 from 2003.

                                  2005                      2004
                        -----------------------   -----------------------
                        Average                   Average
                         Sales     Unit    Net     Sales     Unit    Net
                         Price    Sales   Sales    Price    Sales   Sales
                        -------   -----   -----   -------   -----   -----
United States             2.8%    10.2%   13.4%     2.0%    77.9%   81.5%
Outside United States    -6.9%    17.3%    9.7%    -4.0%    45.9%   40.0%
                         -----    ----    ----     -----    ----    ----
Total                    -4.7%    16.3%   10.9%    -3.2%    56.5%   51.6%
                         =====    ====    ====     =====    ====    ====

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

NET INTEREST INCOME (EXPENSE). In 2005, net interest expense was attributable primarily to the October 2005 sale of $22.4 million aggregate principal amount of 6% Convertible Senior Notes, discussed further below. Interest expense on these Notes in 2005 was $0.4 million, which also includes amortization of 1) financing costs, 2) the discount related to the implied value of common stock warrants sold with the Notes and 3) the discounts related to the bifurcated Convertible Senior Notes derivatives. See Note 7 of Notes to Consolidated Financial Statements in this Report for more information regarding the Convertible Senior Notes conversion feature. In both 2005 and 2004, interest expense was also attributable to the credit facility with Silicon Valley Bank and the amortization of the financing costs to set up this facility. Net interest expense in 2003 was primarily attributable to the imputed interest on our long-term debt previously owed to Centerpulse. Interest income was $0.3 million, $0.2 million and $0.1 million in 2005, 2004 and 2003, respectively, and is attributable to the investment of our cash balances.

CHANGE IN VALUE OF CONVERTIBLE SENIOR NOTES DERIVATIVE LIABILITY. For 2005, we recorded a non-operating gain of $2.1 million to adjust the Convertible Senior Notes derivative liability to fair value at December 31, 2005. See Note 7 of Notes to Consolidated Financial Statements in this Report for more information regarding the Convertible Senior Notes derivative liability and our accounting for the related derivative financial instruments under Financial Accounting Standards Board (FASB) Statement No.133, Accounting for Derivative Instruments and Hedging Activities.

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

NET LOSS. Our net loss in 2005, which was lower than our net loss in 2004, and the increase in net loss in 2004 compared to 2003 resulted from changes in sales offset by changes in operating costs, all of which are described above.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents, and short-term investments totaled $21.7 million and $16.0 million at December 31, 2005 and December 31, 2004, respectively.

OPERATING ACTIVITIES. During 2005, we received cash payments from customers of $32.1 million and made payments to employees and suppliers of $42.5 million. During 2004, we received cash payments from customers of $25.1 million and made cash payments to employees and suppliers of $31.1 million. Our operating losses during the past three fiscal years were significantly funded through the depletion of inventories. Since 2002, we incurred significant expenses commercializing the ATS heart valve in the United States. As we build sales in future periods and our cost of inventories decrease, we believe our operating losses will decrease and we will move steadily towards a cash flow breakeven on sales and eventually to profitability. We believe our current cash balances are adequate to fund our operating activities during 2006.

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

The Notes are convertible into common stock at any time at a fixed conversion price of $4.20 per share, subject to certain adjustments. If fully converted, the Notes would convert into approximately 5,333,334 shares of our common stock and would require us to increase our authorized shares. If the Notes are converted under certain circumstances on or prior to October 15, 2008, we will pay the investors the interest they would have received on the Notes through that date. We have the right to redeem the Notes at 100% of the principal amount plus accrued interest at any time on or after October 20, 2008, and the investors have the right to require us to repurchase the Notes at 100% of the principal amount plus accrued interest on October 15 in 2010, 2015 and 2020. See
Note 7 of Notes to Consolidated Financial Statements in this Report for a full description of the terms and provisions of the Notes.

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

CONTRACTUAL OBLIGATIONS

The following table sets forth our future payment obligations:

                                           Payments Due By Period
                            ---------------------------------------------------
                                        Less      One to   Three to   More than
                                        Than      Three      Five        Five
                             Total    One year    Years      Years      Years
                            -------   --------   -------   --------   ---------
(thousands)
Convertible notes payable   $22,400        --         --    $22,400       --
Bank notes payable            1,736    $  833    $   903         --       --
Operating leases              1,717       503      1,122         92       --
Purchase obligations         21,750        --     15,000      6,750       --
                            -------    ------    -------    -------      ---
Total                       $47,603    $1,336    $17,025    $29,242       --
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

ITEM 9A. CONTROLS AND PROCEDURES (RESTATED)

RESTATEMENT

The Company has restated its financial statements for 2005. The determination to restate these financial statements was made after an error was discovered in June 2006 in the accounting for embedded derivatives related to its Convertible Senior Notes (the Notes) under Financial Accounting Standards Board (FASB) Statement No.133, Accounting for Derivative Instruments and Hedging Activities and related Emerging Issues Task Force interpretations and SEC rules.

The Convertible Senior Notes agreement permits Note holders to exchange their debt instruments for common stock at a conversion rate of $4.20 per share. The Company had insufficient authorized common shares as of the closing date, which requires this embedded instrument to be bifurcated from the debt agreement and classified as a liability in accordance with EITF 00-19.

After management's review of the Note agreements, our historical accounting for the Notes and the related derivative accounting requirements connected with the Notes, management recommended to the Audit Committee that, based on our analysis of the impact of the items described above, our previously filed financial statements be restated to reflect the correction of these items. The Audit Committee agreed with this recommendation. On July 13, 2006, the Audit Committee approved our restated financial statements and authorized their filing in an amendment to our Form 10-K for the year ended December 31, 2005.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In connection with the restatement, we reevaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report. We concluded that our failure to correctly apply FASB Statement No. 133, and its related interpretations, with respect to the accounting for embedded derivatives related to the Notes constituted a material weakness in our internal control over financial reporting. Solely as a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2005.

We have performed a thorough analysis of all of the provisions in the Notes and related agreements for embedded derivatives under FASB Statement No.133 and the related EITF interpretations and SEC rules, in an effort to ensure that the restated financial statements and this annual report, as amended, reflect all necessary adjustments.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control -- Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in "Internal Control -- Integrated Framework," our management concluded, in the Company's original 2005 Form 10-K, filed on March 7, 2006, that our internal control over financial reporting was effective as of December 31, 2005. Subsequently, management concluded that our failure to correctly apply FASB Statement No. 133, and its related interpretations, with respect to the accounting for embedded derivatives related to the Notes constituted a material weakness in our internal control over financial reporting. Solely as a result of this material weakness, our management has revised its earlier assessment and concluded that our internal control over financial reporting was not effective as of December 31, 2005.

This material weakness has caused us to amend our original 2005 Form 10-K, in order to restate our consolidated financial statements as of and for the year ended December 31, 2005.

Management's revised assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also has audited the Company's restated consolidated financial statements included in this Form 10-K/A. Ernst & Young's attestation report on management's assessment of the Company's internal control over financial reporting appears on pages F-2 and F-3 of this Form 10-K/A.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As previously reported, in connection with our assessment of the effectiveness of our internal control over financial reporting at the end of fiscal year 2004, we identified a material weakness in our internal control over financial reporting. The deficiency in our internal control related to ineffective application of inventory verification procedures, including cycle count procedures. Historically, we had relied on cycle count procedures to substantiate inventory quantities in lieu of taking physical inventories. During our evaluation of internal control over our cycle counting procedures, we determined that our processes in place during 2004 were neither sufficient nor documented adequately to rely upon. Because of the material weakness in our inventory verification procedures described above, management concluded that (i) the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on the criteria established in "Internal Control
- Integrated Framework" issued by COSO, and (ii) as a result of this material weakness our disclosure controls and procedures were not effective as of December 31, 2004.

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

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

Our Consolidated Financial Statements and the Independent
Auditor's Reports thereon are included herein (page numbers refer to pages in this amended Annual Report on Form 10-K/A):

Reports of Independent Registered Public Accounting Firm             Page F-1

Consolidated Balance Sheets as of December 31, 2005 (Restated)
and 2004                                                             Page F-4

Consolidated Statements of Operations for the years ended
December 31, 2005 (Restated), 2004, and 2003                         Page F-5

Consolidated Statement of Changes in Shareholders' Equity for
the years ended December 31, 2005 (Restated), 2004, and 2003         Page F-6

Consolidated Statements of Cash Flows for the years ended
December 31, 2005 (Restated), 2004, and 2003                         Page F-7

Notes to Consolidated Financial Statements for the years ended    Page F-8 through
December 31, 2005 (Restated), 2004, and 2003                           F-23

FINANCIAL STATEMENT SCHEDULES

                                ATS MEDICAL, INC.
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (in thousands)

                                                                     ADDITIONS -
                                           --------------------------------------------------------------
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

EXHIBITS

Note: All Exhibits listed under Item 15 in the Original Filing are unchanged except for the filing of an updated Consent of Ernst & Young LLP and updated Certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002:

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

10.43* Marketing Services Agreement with Alabama Tissue Center, Inc. (also known as Regeneration Technologies, Inc. - Cardiovascular), a subsidiary of Regeneration Technologies, Inc., effective as of July
          21, 2005.

10.44*    Exclusive Development, Supply and Distribution Agreement with Genesee
          BioMedical, Inc., dated June 23, 2005.

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

10.53**   Form of Restricted Stock Unit Agreement under the Company's 2000 Stock
          Incentive Plan.

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

Dated: July 17, 2006                    ATS MEDICAL, INC.


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

10.43* Marketing Services Agreement with Alabama Tissue Center, Inc. (also known as Regeneration Technologies, Inc. - Cardiovascular), a subsidiary of Regeneration Technologies, Inc., effective as of July
          21, 2005.

10.44*    Exclusive Development, Supply and Distribution Agreement with Genesee
          BioMedical, Inc., dated June 23, 2005.

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

10.53**   Form of Restricted Stock Unit Agreement under the Company's 2000 Stock
          Incentive Plan.

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

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
ATS Medical, Inc.

We have audited the accompanying consolidated balance sheets of ATS Medical, Inc. (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule presented at Item 15. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the consolidated financial statements have been restated.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 6, 2006, except for the effects of the material weakness described in the sixth paragraph of that report, as to which the date is July 13, 2006, expressed an unqualified opinion on management's assessment of and an adverse opinion on the effectiveness of internal control over financial reporting.

                                        /s/ ERNST & YOUNG LLP

Minneapolis, Minnesota
March 6, 2006, except for Note 2,
as to which the date is July 13, 2006

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
ATS Medical, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting (as restated), that ATS Medical, Inc. (the "Company") did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the Company's material weakness relating to the accounting for embedded derivatives related to its Convertible Senior Notes, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our report dated March 6, 2006, we expressed an unqualified opinion on management's previous assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005 and an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria. Management has subsequently determined that a deficiency in controls relating to the accounting for derivatives embedded in its Convertible Senior Notes existed as of the previous assessment date, and has further concluded that such deficiency represented a material weakness as of December 31, 2005. As a result, management has revised its assessment, as presented in the accompanying Management's Report on Internal Control over Financial Reporting, to conclude that the Company's internal control over financial reporting was not effective as of December 31, 2005. Accordingly, our present opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, as expressed herein, is different from that expressed in our previous report.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment: In its assessment as of December 31, 2005, management identified a material weakness in the Company's accounting for embedded derivatives related to its Convertible Senior Notes and, as a result, concluded the Company's previously reported other income had been understated. The insufficient controls resulted in the restatement of the Company's consolidated financial statements as of and for the year ended December 31, 2005. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated March 6, 2006 except for Note 2 as to which the date is July 13, 2006, on those consolidated financial statements (as restated).

In our opinion, management's assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on the COSO control criteria.

                                        /s/ ERNST & YOUNG LLP

Minneapolis, Minnesota
March 6, 2006, except for the effects of the material weakness described in the sixth paragraph above, as to which the date is July 13, 2006

                                ATS Medical, Inc.

                           Consolidated Balance Sheets
                        (In Thousands, Except Share Data)

                                                              DECEMBER 31
                                                         ---------------------
                                                            2005        2004
                                                         ----------   --------
                                                         (RESTATED)
ASSETS
Current assets:
   Cash and cash equivalents                              $ 16,620    $  8,302
   Short-term investments                                    5,089       7,692
                                                          --------    --------
                                                            21,709      15,994
   Accounts receivable, less allowance of $360 in 2005
      and $388 in 2004                                      10,453       7,893
   Inventories, net                                         21,286      24,303
   Prepaid expenses                                          1,204       1,053
                                                          --------    --------
Total current assets                                        54,652      49,243

Leasehold improvements, furniture, and equipment, net        8,330       7,650
Inventories                                                     --       3,000
Intangible assets                                           22,015      18,720
Other assets                                                   446         438
                                                          --------    --------
Total assets                                              $ 85,443    $ 79,051
                                                          ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                       $  3,598    $  4,049
   Due to related party                                         90         217
   Accrued compensation                                      2,394       1,797
   Accrued distributor liabilities                             752         527
   Other accrued liabilities                                   568         430
   Current maturities of note payable                          833         764
                                                          --------    --------
Total current liabilities                                    8,235       7,784

Convertible senior notes payable, net of unamortized
   discounts and bifurcated derivatives of $3,624           18,776          --
Note payable                                                   903       1,736
Due to related party                                            --          90

Shareholders' equity:
   Common Stock, $0.01 par value:
      Authorized shares - 40,000,000
      Issued and outstanding shares - 31,114,131 in
         2005 and 30,889,637 in 2004                           311         309
   Additional paid-in capital                              139,743     136,562
   Accumulated deficit                                     (81,895)    (67,501)
   Accumulated other comprehensive income (loss)               (64)         95
   Deferred compensation                                      (566)        (24)
                                                          --------    --------
Total shareholders' equity                                  57,529      69,441
                                                          --------    --------
Total liabilities and shareholders' equity                $ 85,443    $ 79,051
                                                          ========    ========

See accompanying notes.

                                ATS Medical, Inc.

                      Consolidated Statements of Operations
                    (In Thousands, Except Per Share Amounts)

                                                          YEAR ENDED DECEMBER 31
                                                     --------------------------------
                                                        2005        2004       2003
                                                     ----------   --------   --------
                                                     (RESTATED)
Net sales                                             $ 34,636    $ 28,015   $ 18,484
Cost of goods sold                                      22,828      21,227     17,632
                                                      --------    --------   --------
Gross profit                                            11,808       6,788        852

Operating expenses:
   Sales and marketing                                  18,948      16,520     10,180
   Research and development                              1,733       1,011      1,764
   General and administrative                            7,314       5,954      4,350
   Gain on extinguishment of debt                           --          --     (2,575)
                                                      --------    --------   --------
Total operating expenses                                27,995      23,485     13,719
                                                      --------    --------   --------
Operating loss                                         (16,187)    (16,697)   (12,867)
Interest income                                            323         156         81
Interest expense                                          (661)       (102)      (506)
Change in value of derivative liability bifurcated
   from convertible senior notes                         2,131          --         --
                                                      --------    --------   --------
Net loss                                              $(14,394)   $(16,643)  $(13,292)
                                                      ========    ========   ========
Net loss per share:
   Basic and diluted                                  $  (0.46)   $  (0.58)  $  (0.55)
Weighted average number of shares outstanding:
   Basic and diluted                                    31,009      28,856     24,076

See accompanying notes.

                                ATS Medical, Inc.

            Consolidated Statement of Changes in Shareholders' Equity
                                 (In Thousands)

                                                                    ACCUMULATED
                                     COMMON STOCK    ADDITIONAL        OTHER
                                   ---------------     PAID-IN     COMPREHENSIVE     DEFERRED     ACCUMULATED
                                   SHARES   AMOUNT     CAPITAL     INCOME (LOSS)   COMPENSATION     DEFICIT       TOTAL
                                   ------   ------   ----------   --------------   ------------   -----------   --------
Balance at December 31, 2002       22,306    $223     $111,474        $  (4)              --       $(37,566)    $ 74,127
Common Stock issued under the
   Employee Stock Purchase Plan        37       1           55           --               --             --           56
Stock options exercised                36      --          111           --               --             --          111
Common stock issued in
   private placement, net of
   offering costs                   4,400      44       11,381           --               --             --       11,425
Stock option issued for services       --      --          218           --               --             --          218
Deferred compensation related
   to stock options                    --      --          173           --             (173)            --           --
Amortization of deferred
   compensation                        --      --           --           --              103             --          103
Change in foreign currency
   translation                         --      --           --           55               --             --           55
Net loss for the year                  --      --           --           --               --        (13,292)     (13,292)
                                                                                                                --------
Comprehensive loss                                                                                               (13,237)
                                   ------    ----     --------        -----          -------       --------     --------
Balance at December 31, 2003       26,779     268      123,412           51              (70)       (50,858)      72,803
Common Stock issued under the
   Employee Stock Purchase Plan        90       1          297           --               --             --          298
Stock options exercised               334       3          458           --               --             --          461
Common stock issued in private
   placement, net of offering
   costs                            3,687      37       12,381           --               --             --       12,418
Deferred compensation related
   to stock options                    --      --           14           --              (14)            --           --
Amortization of deferred
   compensation                        --      --           --           --               60             --           60
Change in foreign currency
   translation                         --      --           --           44               --             --           44
Net loss for the year                  --      --           --           --               --        (16,643)     (16,643)
                                                                                                                --------
Comprehensive loss                                                                                               (16,599)
                                   ------    ----     --------        -----          -------       --------     --------
Balance at December 31, 2004       30,890     309      136,562           95              (24)       (67,501)      69,441
Common Stock issued under the
   Employee Stock Purchase Plan       120       1          347           --               --             --          348
Stock options exercised               104       1          185           --               --             --          186
Warrants issued in connection
   with sale of convertible
   debt securities                     --      --        1,522           --               --             --        1,522
Deferred compensation related
   to stock options and awards         --      --        1,127           --           (1,127)            --           --
Amortization of deferred
   compensation                        --      --           --           --              585             --          585
Change in foreign currency
   translation                         --      --           --         (159)              --             --         (159)
Net loss for the year                  --      --           --           --               --        (14,394)     (14,394)
                                                                                                                --------
Comprehensive loss                     --      --           --           --               --             --      (14,553)
                                   ------    ----     --------        -----          -------       --------     --------
BALANCE AT DECEMBER 31, 2005
   (RESTATED)                      31,114    $311     $139,743        $ (64)         $  (566)      $(81,895)    $ 57,529
                                   ======    ====     ========        =====          =======       ========     ========

See accompanying notes.

                                ATS Medical, Inc.

                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                YEAR ENDED DECEMBER 31
                                                           --------------------------------
                                                              2005        2004       2003
                                                           ----------   --------   --------
                                                           (RESTATED)
OPERATING ACTIVITIES
Net loss                                                    $(14,394)   $(16,643)  $(13,292)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation                                                1,563       1,088        792
   Loss on disposal of equipment                                  35          17          4
   Non-cash interest expense                                     138          12        320
   Compensation expense related to stock options                 585          60        321
   Change in value of convertible senior notes
      derivative liability                                    (2,131)         --         --
   Gain on extinguishment of debt                                 --          --     (2,575)
   Lower of cost or market adjustment                            700         819      4,400
   Changes in operating assets and liabilities:
      Accounts receivable                                     (2,560)     (2,954)    (1,382)
      Inventories                                              5,317       9,255     11,099
      Accounts payable and accrued expenses                      292       3,779        (42)
      Other                                                     (163)       (543)      (125)
                                                            --------    --------   --------
Net cash used in operating activities                        (10,618)     (5,110)      (480)

INVESTING ACTIVITIES
Purchases of short-term investments                           (5,503)     (8,688)    (5,231)
Maturities of short-term investments                           8,106       2,999      5,729
Payments for technology license                                   --          --    (12,000)
Payments for other intangibles                                (1,817)       (232)        --
Purchases of leasehold improvements, furniture, and
   equipment                                                  (2,278)     (2,860)      (665)
                                                            --------    --------   --------
Net cash used in investing activities                         (1,492)     (8,781)   (12,167)

FINANCING ACTIVITIES
Sale of convertible senior notes, net of financing costs      20,817          --         --
Advances (payments) on note payable                             (764)      2,500         --
Net proceeds from issuance of common stock                       534      13,177     11,592
                                                            --------    --------   --------
Net cash provided by financing activities                     20,587      15,677     11,592
Effect of exchange rate changes                                 (159)         44         55
                                                            --------    --------   --------
Increase (decrease) in cash and cash equivalents               8,318       1,830     (1,000)
Cash and cash equivalents at beginning of year                 8,302       6,472      7,472
                                                            --------    --------   --------
Cash and cash equivalents at end of year                    $ 16,620    $  8,302   $  6,472
                                                            ========    ========   ========

SUPPLEMENTAL CASH FLOW INFORMATION
   Net cash paid during the year for:
      Interest                                              $    201    $     82   $     11
                                                            ========    ========   ========

See accompanying notes.

                                ATS Medical, Inc.

                   Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (RESTATED)

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

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share amounts):

                                                    2005        2004       2003
                                                 ----------   --------   --------
                                                 (RESTATED)
Net loss as reported                              $(14,394)   $(16,643)  $(13,292)
Deduct total stock-based employee compensation
   expense determined under fair value-based
   method for all awards                            (5,301)     (2,350)    (1,357)
                                                  --------    --------   --------
Pro forma net loss                                $(19,695)   $(18,993)  $(14,649)
                                                  ========    ========   ========
Net loss per share:
   Basic and diluted - as reported                $  (0.46)   $  (0.58)  $  (0.55)
   Basic and diluted - pro forma                  $  (0.64)   $  (0.66)  $  (0.61)

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

CONVERTIBLE DEBT AND DERIVATIVE INSTRUMENTS

The Company accounts for embedded derivatives related to its convertible senior notes under Financial Accounting Standards Board (FASB) Statement No.133, Accounting for Derivative Instruments and Hedging Activities and related Emerging Issues Task Force (EITF) and Securities and Exchange Commission (SEC) rules, which require certain embedded derivative financial instruments to be bifurcated from the debt agreement and accounted for as a liability. The Company determines the value of these derivatives by making judgments and estimates of the probability that future conditions giving rise to such derivatives may occur.

2. RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its financial statements for 2005. In addition, certain disclosures in notes 1, 7, 12 and 17 of the notes to the consolidated financial statements in this report have been revised to reflect the restatement adjustments. The determination to restate these financial statements was made after an error was discovered in June 2006 in the accounting for embedded derivatives related to its Convertible Senior Notes (the Notes) under Financial Accounting Standards Board (FASB) Statement No.133, Accounting for Derivative Instruments and Hedging Activities and related Emerging Issues Task Force (EITF) interpretations and Securities and Exchange Commission (SEC) rules.

The Convertible Senior Notes agreement permits Note holders to exchange their debt instruments for common stock at a conversion rate of $4.20 per share. The Company had insufficient authorized common shares as of the closing date, which requires this embedded instrument to be bifurcated from the debt agreement and classified as a liability in accordance with EITF 00-19. In addition, certain other features have been identified as derivatives and included in the liability as described in Note 7. The adjustments made to restate the financial statements as of and for the year ended December 31, 2005 were:

          (a) Establish the beginning value ($5.5 million) of the derivative liability bifurcated from the Notes and the offsetting discount.

          (b) Amortize the discount to interest expense from the date of issuance of the Notes and adjust amortization on the discount related to warrants issued with the Notes, resulting in a net reduction to interest expense.

          (c) Adjust the Notes bifurcated derivative liability to fair value at December 31, 2005, resulting in non-operating other income of $2.1 million.

The following table presents the effect of the restatement on the balance sheet (dollars in thousands):

                                                              DECEMBER 31, 2005
                                           -------------------------------------------------------
                                           AS PREVIOUSLY                  ADJUSTMENT
                                              REPORTED     ADJUSTMENTS   DESCRIPTION   AS RESTATED
                                           -------------   -----------   -----------   -----------
Convertible senior notes payable, net of
   unamortized discount and bifurcated
   derivatives of $3,624                     $ 20,945        $(2,169)     (a)(b)(c)     $ 18,776

Accumulated deficit                          $(84,064)       $ 2,169        (b)(c)      $(81,895)

                                ATS Medical, Inc.

                   Notes to Consolidated Financial Statements

The following table presents the effect of the restatement on the statement of operations (dollars in thousands):

                                                         YEAR ENDED DECEMBER 31, 2005
                                           -------------------------------------------------------
                                           AS PREVIOUSLY                  ADJUSTMENT
                                              REPORTED     ADJUSTMENTS   DESCRIPTION   AS RESTATED
                                           -------------   -----------   -----------   -----------
Operating loss                               $(16,187)                                  $(16,187)
Interest income                                   323                                        323
Interest expense                                 (699)            38         (b)            (661)
Change in value of derivative liability
   bifurcated from convertible senior
   notes                                           --          2,131         (c)           2,131
                                             --------         ------                    --------
Net loss                                     $(16,563)        $2,169                    $(14,394)
                                             ========         ======                    ========
Net loss per share:
   Basic and diluted                         $  (0.53)        $ 0.07                    $  (0.46)
Weighted average number of shares
   outstanding:
   Basic and diluted                           31,009             --                      31,009

The following table presents the effect of the restatement on the statement of cash flows (dollars in thousands):

                                                           YEAR ENDED DECEMBER 31, 2005
                                             -------------------------------------------------------
                                             AS PREVIOUSLY                  ADJUSTMENT
                                                REPORTED     ADJUSTMENTS   DESCRIPTION   AS RESTATED
                                             -------------   -----------   -----------   -----------
OPERATING ACTIVITIES
Net loss                                       $(16,563)       $ 2,169       (b) (c)      $(14,394)
Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation                                1,563                                      1,563
      Loss on disposal of equipment                  35                                         35
      Non-cash interest expense                     176            (38)          (b)           138
      Compensation expense related to
         stock options                              585                                        585
      Change in value of convertible
         senior notes derivative liability           --         (2,131)          (c)        (2,131)
      Lower of cost or market adjustment            700                                        700
      Changes in operating assets and
         liabilities:
         Accounts receivable                     (2,560)                                    (2,560)
         Inventories                              5,317                                      5,317
         Accounts payable and accrued
            expenses                                292                                        292
         Other                                     (163)                                      (163)
                                               --------        -------                    --------
Net cash used in operating activities          $(10,618)            --                    $(10,618)

                                ATS Medical, Inc.

                   Notes to Consolidated Financial Statements

3. SHORT-TERM INVESTMENTS

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

4. LEASEHOLD IMPROVEMENTS, FURNITURE, AND EQUIPMENT, NET

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

5. PRIVATE PLACEMENTS OF COMMON STOCK

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

                                ATS Medical, Inc.

                   Notes to Consolidated Financial Statements

6. INTANGIBLE ASSETS

Intangible assets activity is summarized as follows (in thousands):

                                     ASSETS SUBJECT            ASSETS NOT SUBJECT
                                    TO AMORTIZATION             TO AMORTIZATION
                               -------------------------   -------------------------
                                              ERYSAVE        CRYOCATH
                                DEFERRED   DEVELOPMENT &    AGENCY AND      CARBON
                               FINANCING     LICENSING     DISTRIBUTION   TECHNOLOGY
                                 COSTS       AGREEMENT      AGREEMENTS      LICENSE     TOTAL
                               ---------   -------------   ------------   ----------   -------
Balance at December 31, 2003        --            --              --        $18,500    $18,500
   Payments                     $   44          $188              --             --        232
   Amortization                    (12)           --              --             --        (12)
                                ------          ----          ------        -------    -------
Balance at December 31, 2004        32           188              --         18,500    $18,720
   Payments                      1,583           262           1,555             --      3,400
   Amortization                   (105)           --              --             --       (105)
                                ------          ----          ------        -------    -------
BALANCE AT DECEMBER 31, 2005    $1,510          $450          $1,555        $18,500    $22,015
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

7. LONG-TERM DEBT (RESTATED)

On October 7, 2005 and October 12, 2005, the Company sold a combined $22.4 million aggregate principal amount of 6% Convertible Senior Notes due 2025 (Notes) and issued warrants to purchase 1,344,000 shares of the Company's common stock (Warrants). Interest is payable under the Notes each April and October, beginning in 2006.

The Warrants are exercisable at $4.40 per share and expire in 2010. The Company has reserved 105% of the shares necessary for the exercise of the Warrants. The Warrants were valued at $1.13 per share using the Black-Scholes valuation model. The total value of the Warrants on the date of issuance was $1.5 million, is treated as a discount to the Convertible Senior Notes and is amortized to interest expense over the 20 year life of the Notes using the effective interest method.

The Notes are convertible into common stock at any time at a fixed conversion price of $4.20 per share, subject to adjustment under certain circumstances including, but not limited to, the payment of cash dividends on common stock. If fully converted, the Notes would convert into 5,333,334 shares of the Company's common stock. At the date of issuance of the Notes, the Company had 19,222 shares of its common stock available for the Note holders if conversion was elected. The Company has agreed to ask its shareholders for approval to increase its authorized shares at its next regularly scheduled shareholder meeting. If the Note holders convert their notes prior to receiving approval for additional authorized shares, the Company has the right to make settlement in cash, or at the Company's option, with a combination of cash and shares.

The Note holders also have the right to require the Company to repurchase the Notes at 100% of the principal amount plus accrued and unpaid interest on October 15 in 2010, 2015 and 2020 or in connection with certain corporate change of control transactions. If the Note holders elect to convert the Notes prior to October 15, 2010 in connection with certain corporate change of control transactions, the Company will increase the conversion rate for the notes surrendered for conversion by a number of additional shares based on the stock price of the Company on the date of the change of control.

The Company has the right to redeem the Notes at 100% of the principal amount plus accrued and unpaid interest at any time on or after October 20, 2008. At any time prior to maturity, the Company may also elect to automatically convert some or all of the Notes into shares of its common stock if the closing price of the common stock exceeds $6.40 for a period as specified in the indenture. If an automatic conversion of the Notes occurs prior to October 15, 2008, the Company will make an additional payment to the Note holders equal to three full years of interest, less any interest actually paid or provided for prior to the conversion date. This payment can be made, at the option of the Company, either in cash or common stock.

The Company agreed to file a Registration Statement on Form S-3 covering the resale of all of the Registrable Securities using its best efforts to have the Registration Statement declared effective within 120 days of the closing. Depending on the length of time after this 120 day period for the Registration Statement to be declared effective, the penalty can range from .8% to 1.2% of the principal amount of the Notes and Warrants. The maximum penalty that may be incurred is approximately $0.6 million.

The Company has analyzed all of the above provisions in the Convertible Notes and related agreements for embedded derivatives under FASB Statement No.133, Accounting for Derivative Instruments and Hedging Activities and related Emerging Issues Task Force (EITF) interpretations and Securities and Exchange Commission (SEC) rules. The Company has determined that four such provisions in the convertible debt agreement are considered derivatives under FASB Statement No. 133:

     - The embedded written option relating to the common stock that may be potentially issuable upon conversion

     - The option for Note holders to put back debt to the Company in connection with certain corporate change of control transactions

                                ATS Medical, Inc.

                   Notes to Consolidated Financial Statements

     - The provision relating to an additional payment in connection with the automatic conversion of the Notes prior to October 15, 2008

     - The provision to increase the conversion rate in the event of a change in control transaction

The Company prepared valuations of each of the above derivatives and recorded a $5.5 million liability on the date of issuance of the Notes, with an offsetting discount to the Convertible Senior Notes.

The derivative liability was adjusted to fair value at December 31, 2005, with the resulting $2.1 million change in valuation credited to other income. The liability was $3.4 million at December 31, 2005. The derivative liability is presented in the balance sheet in the same line as the Convertible Senior Notes

The discount related to the derivative liability is being amortized to interest expense using the effective interest method over 20 years. At December 31, 2005, the remaining unamortized discount relating to the Warrants and the derivative liability was $7.0 million.

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

The following tables summarize the options to purchase shares of the Company's Common Stock under the Plans:

                                           STOCK OPTIONS OUTSTANDING
                                                UNDER THE PLANS
                                           -------------------------
                                                                                   WEIGHTED AVERAGE
                                                                        NON-PLAN    OPTION EXERCISE
                                                ISO       NON-ISO       OPTIONS     PRICE PER SHARE
                                             ---------   --------      ---------   ----------------
Balance at December 31, 2002                   758,127    997,667        325,000         5.07
   Increase in shares reserved for grant            --         --             --           --
   Options granted                             828,448     20,000      2,500,000         2.49
   Options exercised                            (5,875)   (30,000)            --         3.11
   Options canceled                           (285,404)   (99,167)      (100,000)        5.34
                                             ---------   --------      ---------         ----
Balance at December 31, 2003                 1,295,296    888,500      2,725,000         3.32
   Options granted                              25,000     50,000        916,000         4.30
   Options exercised                           (45,750)  (120,000)      (167,944)        1.38
   Options canceled                            (34,596)  (358,000)      (487,500)        5.43
                                             ---------   --------      ---------         ----
Balance at December 31, 2004                 1,239,950    460,500      2,985,556         3.27
   Increase in shares reserved for grant            --         --             --           --
   Options granted                                 750     15,000        293,000         3.49
   Options exercised                           (52,125)    (2,500)       (49,404)        1.82
   Options canceled                           (181,875)  (123,000)      (331,250)        4.78
                                             ---------   --------      ---------         ----
Balance at December 31, 2005                 1,006,700    350,000      2,897,902         3.09
                                             =========   ========      =========

                                ATS Medical, Inc.

                   Notes to Consolidated Financial Statements

                         OPTIONS OUTSTANDING AT          OPTIONS EXERCISABLE AT
                           DECEMBER 31, 2005:              DECEMBER 31, 2005:
                  ------------------------------------   ----------------------
                                  WEIGHTED
                                  AVERAGE     WEIGHTED                 WEIGHTED
                                 REMAINING     AVERAGE                  AVERAGE
    RANGE OF         NUMBER     CONTRACTUAL   EXERCISE      NUMBER     EXERCISE
EXERCISE PRICES   OUTSTANDING       LIFE        PRICE    EXERCISABLE     PRICE
---------------   -----------   -----------   --------   -----------   --------
$0.37 - $ 0.52       790,291     6.89 years     $0.44       516,166      $0.44
 0.79 -   2.51       900,036     7.28 years     $1.72       398,036      $1.74
 2.70 -   3.60       796,700     7.89 years     $3.35       731,700      $3.36
 3.64 -   3.80       879,000     7.70 years     $3.74       879,000      $3.74
 3.99 -   8.19       749,075     6.31 years     $5.34       749,075      $5.34
 8.50 -  12.44       139,500     3.91 years     $9.37       139,500      $9.37
--------------     ---------     ----------     -----     ---------      -----
$0.37 - $12.44     4,254,602     7.13 years     $3.09     3,413,477      $3.51
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

The following table summarizes restricted stock awards activity:

                                                               WEIGHTED
                                                 WEIGHTED      AVERAGE
                                                 AVERAGE      REMAINING
                                                GRANT DATE   CONTRACTUAL
                                NO. OF SHARES   FAIR VALUE       TERM
                                -------------   ----------   -----------
Unvested at December 31, 2004           --            --              --
   Awards granted                  351,000         $3.37              --
   Awards vested                        --            --              --
   Awards forfeited                 (3,000)         3.66              --
                                   -------         -----      ----------
Unvested at December 31, 2005      348,000         $3.25      1.53 years
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

12. INCOME TAXES (RESTATED)

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

Components of deferred tax assets and liabilities are as follows (in thousands):

                                                          DECEMBER 31
                                                     ---------------------
                                                        2005        2004
                                                     ----------   --------
                                                     (RESTATED)
Deferred tax assets (liabilities):
   Net operating loss carryforwards                   $ 29,886    $ 23,085
   Foreign net operating loss caryforwards                 832          --
   Research and development credits                        285         416
   Alternative minimum tax credits                          31          --
   Inventory reserves                                       80       1,062
   Depreciation                                            847         701
   Convertible senior notes derivatives                   (779)         --
   Technology license amortization                        (456)     (2,624)
   Compensation reserves                                   460         179
   Other                                                   259         313
                                                      --------    --------
Net deferred tax assets before valuation allowance      31,445      23,132
Less valuation allowance                               (31,445)    (23,132)
                                                      --------    --------
Net deferred tax assets                               $     --    $     --
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

13. COMMITMENTS

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

16. RELATED-PARTY TRANSACTION

The Company has a consulting agreement with a former director of the Company which provides for future compensation through May 2006. An expense for a substantial portion of the compensation was recognized at the time the agreement was signed as the Company deferred only the fair value of expected services to be received under the agreement. The expense related to this agreement has not been significant for either 2005 or 2004. An expense of $0.1 million was recognized as a result of this agreement during 2003.

                                ATS Medical, Inc.

                   Notes to Consolidated Financial Statements

17. QUARTERLY FINANCIAL DATA (UNAUDITED AND RESTATED)

Quarterly data for 2005 and 2004 was as follows (in thousands, except loss per share):

                                                        QUARTER
                                       ----------------------------------------
                                        FIRST     SECOND    THIRD      FOURTH
                                       -------   -------   -------   ----------
                                                                     (RESTATED)
YEAR ENDED DECEMBER 31, 2005
Net sales                              $ 7,063   $ 9,307   $ 8,333    $ 9,933
Gross profit                             2,762     3,833     2,619      2,594
Net loss                                (3,959)   (3,133)   (4,078)    (3,224)

Net basic and diluted loss per share   $ (0.13)  $ (0.10)  $ (0.13)   $ (0.10)

YEAR ENDED DECEMBER 31, 2004
Net sales                              $ 6,694   $ 7,548   $ 6,547    $ 7,226
Gross profit                             1,927     2,120     1,369      1,371
Net loss                                (3,305)   (3,368)   (4,526)    (5,444)

Net basic and diluted loss per share   $ (0.12)  $ (0.12)  $ (0.15)   $ (0.18)

The conversion feature liability of the Company's Senior Convertible Notes was adjusted to fair value at December 31, 2005, resulting in a $2.1 million change in valuation credited to other income, as more fully described in Note 7 above. The Company charged $1.8 million of production variances and ramp-up costs related to its pyrolytic carbon manufacturing activities to cost of goods sold in the fourth quarter of 2005. The Company recorded lower of cost or market value adjustments against inventories of $0.7 million in the third quarter of 2005 and $0.8 million in the fourth quarter of 2004.

18. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

19. SUBSEQUENT EVENT

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