Form 10-Q/A
period 2006-03-31
ATS MEDICAL INC
filed 2006-07-17
CIK 824068

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

     The number of shares outstanding of each of the registrant's classes of common stock as of July 5, 2006, was:

     Common Stock, $.01 par value 31,231,891 shares

================================================================================

                                EXPLANATORY NOTES

OVERVIEW. This Amendment No. 1 on Form 10-Q/A (the "Form 10-Q/A") to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, initially filed with the Securities and Exchange Commission ("SEC") on May 9, 2006 (the "Original Filing"), is being filed to restate our first quarter 2006 consolidated financial statements, certain notes to our first quarter 2006 consolidated financial statements and other financial information to give effect to derivative accounting treatment required for the Company's Convertible Senior Notes issued in October, 2005 (the "Notes").

The information contained in this Form 10-Q/A, including the financial statements and notes thereto, amends Items 1, 2 and 4 of Part I, and Items 1A and 6 of Part II of our Original Filing, in each case to reflect only the adjustments described herein, and no other information in our Original Filing is amended hereby. Except for the foregoing amended information, the Original Filing, as amended, continues to describe conditions as of May 9, 2006, the date of the Original Filing, and does not reflect events occurring after May 9, 2006, or modify or update those disclosures that may have been affected by subsequent events.

FINANCIAL STATEMENT RESTATEMENT. As stated above, we are filing this Form 10-Q/A to restate our first quarter 2006 consolidated financial statements and other financial information to give effect to derivative accounting treatment required for the Notes. The determination to restate these financial statements was made after an error was discovered in June 2006 in the accounting for embedded derivatives related to the Notes under Financial Accounting Standards Board
(FASB) Statement No.133, Accounting for Derivative Instruments and Hedging Activities and related Emerging Issues Task Force (EITF) interpretations and SEC rules.

The following table summarizes the effect of the restatement on the statement of operations (dollars in thousands):

                                                  Three Months Ended March 31, 2006
                                              -----------------------------------------
                                              As Previously
                                                 Reported     Adjustments   As Restated
                                              -------------   -----------   -----------
Operating loss                                   $(2,449)           --        $(2,449)
Interest expense, net of interest income            (299)          (12)          (311)
Change in value of derivative liability
   bifurcated from convertible senior notes           --         1,185          1,185
Net loss                                         $(2,748)       $1,173        $(1,575)
Net loss per share-basic and diluted             $ (0.09)       $ 0.04        $ (0.05)

The restatement does not have an impact on cash flow.

IMPACT ON MANAGEMENT'S EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. In connection with the restatement, we reevaluated our disclosure controls and procedures. We concluded that our failure to correctly apply FASB Statement No.133 and its related interpretations and rules with respect to the embedded derivative accounting treatment required for the Notes constituted a material weakness in our internal control over financial reporting. Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of March 31, 2006.

We have performed a thorough analysis of all of the provisions in the Notes and related agreements for embedded derivatives under FASB Statement No.133 and the related EITF interpretations and SEC rules, in an effort to ensure that this Amendment reflects all necessary adjustments.

CERTIFICATIONS. Pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

                                TABLE OF CONTENTS

                                                                         Page(s)
                                                                         -------
PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements (Unaudited)

              Consolidated Balance Sheets as of
              March 31, 2006 (Restated) and December 31, 2005
              (Restated)                                                       3

              Consolidated Statements of Operations for the three
              months ended March 31, 2006 (Restated) and 2005                  4

              Consolidated Statements of Cash Flows for the three
              months ended March 31, 2006 (Restated) and 2005                  5

              Notes to Consolidated Financial Statements (Restated)       6 - 15

ITEM 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Restated)      15 - 21

ITEM 4.    Controls and Procedures (Restated)                                 22

PART II.   OTHER INFORMATION

ITEM 1A.   Risk Factors (Restated)                                            23

ITEM 6.    Exhibits (Restated)                                                23

SIGNATURES                                                                    24

EXHIBIT INDEX                                                                 25

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                ATS MEDICAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except per share and share data)

                                                                       MARCH 31,     DECEMBER 31,
                                                                          2006           2005
                                                                     -------------   ------------
                                                                     (RESTATED AND    (RESTATED)
                                                                       UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                           $ 11,235        $ 16,620
   Short-term investments                                                 7,237           5,089
   Accounts receivable, net                                              11,667          10,453
   Inventories                                                           20,157          21,286
   Prepaid expenses                                                       1,956           1,204
                                                                       --------        --------
Total current assets                                                     52,252          54,652
Leasehold improvements, furniture and equipment, net                      7,983           8,330
Intangible assets                                                        21,943          22,015
Other assets                                                                444             446
                                                                       --------        --------
Total assets                                                           $ 82,622        $ 85,443
                                                                       ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                    $  2,881        $  3,598
   Accrued compensation                                                   1,497           2,394
   Accrued distributor liabilities                                          567             752
   Other accrued liabilities                                                890             568
   Due to related party                                                      36              90
   Current maturities of notes payable                                      983             833
                                                                       --------        --------
Total current liabilities                                                 6,854           8,235
Convertible senior notes payable, net of unamortized
   discounts and bifurcated derivatives of $4,773 (restated) and
   $3,624 (restated) at March 31, 2006 and December 31 ,2005             17,627          18,776
Notes payable                                                             2,044             903
Shareholders' equity:
   Common stock, $.01 par value:
      Authorized shares - 40,000,000
      Issued and outstanding shares- 31,206,461 and 31,114,131
         at March 31, 2006 and December 31, 2005                            312             311
   Additional paid-in capital                                           139,366         139,743
   Deferred compensation                                                     --            (566)
   Accumulated other comprehensive income (loss)                           (111)            (64)
   Accumulated deficit                                                  (83,470)        (81,895)
                                                                       --------        --------
Total shareholders' equity                                               56,097          57,529
                                                                       --------        --------
Total liabilities and shareholders' equity                             $ 82,622        $ 85,443
                                                                       ========        ========

The accompanying notes are an integral part of the consolidated financial statements.

                                ATS MEDICAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)

                                                          THREE MONTHS ENDED MARCH 31,
                                                          ----------------------------
                                                                2006         2005
                                                             ----------   ---------
                                                             (RESTATED)
Net sales                                                    $   9,730    $  7,063
Cost of goods sold                                               4,998       4,301
                                                             ---------    --------
Gross profit                                                     4,732       2,762
Operating expenses:
   Sales and marketing                                           4,834       4,731
   Research and development                                        405         302
   General and administrative                                    1,942       1,689
                                                             ---------    --------
Total operating expenses                                         7,181       6,722
                                                             ---------    --------
Operating loss                                                  (2,449)     (3,960)
Net interest income (expense)                                     (311)          1
Change in value of derivative liability bifurcated from
   convertible senior notes                                      1,185          --
                                                             ---------    --------
Net loss                                                      ($1,575)     ($3,959)
                                                             =========    ========
Net loss per share:
   Basic and diluted                                           ($0.05)      ($0.13)
                                                             =========    ========
Weighted average number of shares used in calculation:
   Basic and diluted                                            31,187      30,913
                                                             =========    ========

The accompanying notes are an integral part of the consolidated financial statements.

                                ATS MEDICAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (unaudited)
                                 (in thousands)

                                                      THREE MONTHS ENDED MARCH 31,
                                                      ----------------------------
                                                             2006        2005
                                                          ----------   -------
                                                          (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                    ($1,575)   ($3,959)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation                                                 439        369
   Loss on disposal of equipment                                  5         17
   Stock compensation expense                                   199          4
   Non-cash interest expense                                    115          7
   Change in value of convertible senior notes
      derivative liability                                   (1,185)        --
   Changes in operating assets and liabilities:
      Accounts and other receivables                         (1,214)      (456)
      Inventories                                             1,129        321
      Prepaid expenses                                         (752)         5
      Other                                                    (100)        --
      Accounts payable and accrued expenses                  (1,531)    (1,937)
                                                           --------    -------
Net cash used in operating activities                        (4,470)    (5,629)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term investments                           (3,842)      (497)
Maturities of short-term investments                          1,694      3,893
Purchases of furniture, machinery and equipment                 (97)      (601)
                                                           --------    -------
Net cash provided by (used in) investing activities          (2,245)     2,795

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on notes payable                                     1,500         --
Repayments of notes payable                                    (209)      (139)
Net proceeds from sales of common stock                          86         92
                                                           --------    -------
Net cash provided by (used in) financing activities           1,377        (47)
                                                           --------    -------
Effect of exchange rate changes on cash                         (47)       (57)
                                                           --------    -------
Decrease in cash and cash equivalents                        (5,385)    (2,938)
Cash and cash equivalents at beginning of period             16,620      8,302
                                                           --------    -------
Cash and cash equivalents at end of period                 $ 11,235    $ 5,364
                                                           ========    =======

The accompanying notes are an integral part of the consolidated financial statements.

                                ATS MEDICAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The consolidated financial statements included in this Form 10-Q/A have been prepared by ATS Medical, Inc. (hereinafter the "Company," "ATS," "we," "us," or "our") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The consolidated financial statements include the accounts of the Company and its subsidiaries, and all significant inter-company accounts and transactions are eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations. The year-end balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. These unaudited consolidated interim financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2005.

These statements reflect, in management's opinion, all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. The results of operations for any interim period may not be indicative of results for the full year.

2. RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its financial statements as of and for the three months ended March 31, 2006. In addition, certain disclosures in note 7 of the notes to the consolidated financial statements in this report have been revised to reflect the restatement adjustments. The determination to restate these financial statements was made after an error was discovered in June 2006 in the accounting for embedded derivatives related to its Convertible Senior Notes (the Notes) under Financial Accounting Standards Board (FASB) Statement No.133, Accounting for Derivative Instruments and Hedging Activities and related Emerging Issues Task Force (EITF) interpretations and Securities and Exchange Commission (SEC) rules.

The Convertible Senior Notes agreement permits Note holders to exchange their debt instruments for common stock at a conversion rate of $4.20 per share. The Company had insufficient authorized common shares as of the closing date, which requires this embedded instrument to be bifurcated from the debt agreement and classified as a liability in accordance with EITF 00-19. In addition, certain other features have been identified as derivatives and included in the liability as described in Note 7. The adjustments made to restate the financial statements as of and for the three months ended March 31, 2006 were:

     (a) Establish the beginning value ($5.5 million) of the derivative liability bifurcated from the Notes and the offsetting discount.

     (b) Amortize the discount to interest expense from the date of issuance of the Notes and adjust amortization on the discount related to warrants issued with the Notes, resulting in a net increase to interest expense.

     (c) Adjust the Notes bifurcated derivative liability to fair value at March 31, 2006, resulting in non-operating other income of $1.2 million.

The following table presents the effect of the restatement on the balance sheet (dollars in thousands):

                                                              AT MARCH 31, 2006
                                           -------------------------------------------------------
                                           AS PREVIOUSLY                  ADJUSTMENT
                                              REPORTED     ADJUSTMENTS   DESCRIPTION   AS RESTATED
                                           -------------   -----------   -----------   -----------
Convertible senior notes payable, net of
   unamortized discounts and bifurcated
   derivatives of $4,773 (restated) and
   $3,624 (restated) at March 31, 2006
   and December 31 ,2005                     $ 20,969        $(3,342)     (a)(b)(c)     $ 17,627
Accumulated deficit                          $(86,812)       $ 3,342         (b)(c)     $(83,470)

The following table presents the effect of the restatement on the statement of operations (dollars in thousands):

                                                            THREE MONTHS ENDED MARCH 31, 2006
                                                 -------------------------------------------------------
                                                 AS PREVIOUSLY                  ADJUSTMENT
                                                    REPORTED     ADJUSTMENTS   DESCRIPTION   AS RESTATED
                                                 -------------   -----------   -----------   -----------
Operating loss                                      $(2,449)           --                      $(2,449)
Net interest income (expense)                          (299)          (12)          (b)           (311)
Change in value of derivative liability
   bifurcated from convertible senior notes              --         1,185           (c)          1,185
                                                    -------        ------                      -------
Net loss                                            $(2,748)       $1,173                      $(1,575)
                                                    =======        ======                      =======
Net loss per share:
   Basic and diluted                                $ (0.09)       $ 0.04                      $ (0.05)
Weighted average number of shares outstanding:
   Basic and diluted                                 31,187            --                       31,187

The following table presents the effect of the restatement on the statement of cash flows (dollars in thousands):

                                                         THREE MONTHS ENDED MARCH 31, 2006
                                              -------------------------------------------------------
                                              AS PREVIOUSLY                  ADJUSTMENT
                                                 REPORTED     ADJUSTMENTS   DESCRIPTION   AS RESTATED
                                              -------------   -----------   -----------   -----------
OPERATING ACTIVITIES
Net loss                                         $(2,748)       $ 1,173        (b)(c)       $(1,575)
Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation                                   439             --                         439
      Loss on disposal of equipment                    5             --                           5
      Stock compensation expense                     199             --                         199
      Non-cash interest expense                      103             12           (b)           115
      Change in value of convertible senior
         notes derivative liability                   --         (1,185)          (c)        (1,185)
      Changes in operating assets and
         liabilities:
         Accounts and other receivables           (1,214)            --                      (1,214)
         Inventories                               1,129             --                       1,129
         Prepaid expenses                           (752)            --                        (752)
         Other                                      (100)            --                        (100)
         Accounts payable and accrued
            expenses                              (1,531)            --                      (1,531)
                                                 -------        -------                     -------
Net cash used in operating activities            $(4,470)            --                     $(4,470)

NOTE 3. STOCK-BASED COMPENSATION

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

The following table summarizes the changes in stock options outstanding under the Company's stock-based compensation plans during the quarter ended March 31, 2006:

                                  Stock Options
                                   Outstanding
                                 Under the Plans                 Weighted Average
                               -------------------    Non-Plan    Option Exercise
                                  ISO      Non-ISO    Options     Price Per Share
                               ---------   -------   ---------   ----------------
Balance at December 31, 2005   1,006,700   350,000   2,897,902         3.09
   Options granted                    --        --          --           --
   Options exercised              (2,750)       --      (5,286)        1.82
   Options canceled              (44,450)  (18,500)         --         5.58
                               ---------   -------   ---------         ----
Balance at March 31, 2006        959,500   331,500   2,892,616         3.06
                               =========   =======   =========

The following table summarizes the ranges of exercise prices for outstanding and exercisable stock options as of March 31, 2006:

                         Options Outstanding at          Options Exercisable at
                             March 31, 2006:                 March 31, 2006:
                  ------------------------------------   ----------------------
                                  Weighted
                                  Average     Weighted                 Weighted
                                 Remaining     Average                  Average
    Range of         Number     Contractual   Exercise      Number     Exercise
Exercise Prices   Outstanding       Life        Price    Exercisable     Price
---------------   -----------   -----------   --------   -----------   --------
$0.37 - $ 0.52       787,541     6.65 years    $ 0.44       563,416      $0.44
 0.79 -   2.51       891,750     7.04 years    $ 1.71       510,250      $1.58
 2.70 -   3.60       796,700     7.65 years    $ 3.35       736,700      $3.36
 3.64 -   3.80       878,250     7.45 years    $ 3.74       878,250      $3.74
 3.99 -   8.50       764,375     6.24 years    $ 5.62       764,375      $5.62
 9.00 -  12.44        65,000     3.66 years    $10.33        65,000      $9.37
--------------     ---------     ----------    ------     ---------      -----
$0.37 - $12.44     4,183,616     6.97 years    $ 3.06     3,517,991      $3.35
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

The following table summarizes the changes in RSU awards outstanding under the Stock Incentive Plan during the quarter ended March 31, 2006:

                                                         Weighted
                                           Weighted      Average
                                            Average     Remaining
                                 No. of   Grant Date   Contractual
                                 Shares   Fair Value       Term
                                -------   ----------   -----------
Unvested at December 31, 2005   348,000      $3.25      1.53 years
   Awards granted                    --         --              --
   Awards vested                (87,000)        --              --
   Awards forfeited                  --         --              --
                                -------      -----      ----------
Unvested at March 31, 2006      261,000      $3.25      1.78 years
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

                                                Three months ended
                                                  March 31, 2005
                                                ------------------
(In thousands, except per share data)
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

NOTE 4. INVENTORIES

Inventories consist of the following:

                       March 31,   December 31,
(In thousands)            2006         2005
--------------------   ---------   ------------
Raw materials           $  5,262     $  5,047
Work in process            4,835        4,462
Finished goods            10,225       11,992
Obsolescence reserve        (165)        (215)
                        --------     --------
Total, net              $ 20,157     $ 21,286
                        ========     ========

NOTE 5. COMPREHENSIVE INCOME (LOSS)

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

NOTE 6. INTANGIBLE ASSETS

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

NOTE 7. LONG-TERM DEBT (RESTATED)

On October 7, 2005 and October 12, 2005, the Company sold a combined $22.4 million aggregate principal amount of 6% Convertible Senior Notes due 2025 (Notes) and issued warrants to purchase 1,344,000 shares of the Company's common stock (Warrants). Interest is payable under the Notes each April and October, beginning in 2006.

The Warrants are exercisable at $4.40 per share and expire in 2010. The Company has reserved 105% of the shares necessary for the exercise of the warrants. The Warrants were valued at $1.13 per share using the Black-Scholes valuation model. The total value of the Warrants on the date of issuance was $1.5 million, is treated as a discount to the Convertible Senior Notes and is amortized to interest expense over the 20 year life of the Warrants using the effective interest method.

The Notes are convertible into common stock at any time at a fixed conversion price of $4.20 per share, subject to adjustment under certain circumstances including, but not limited to, the payment of cash dividends on common stock. If fully converted, the Notes would convert into 5,333,334 shares of the Company's common stock. At the date of issuance of the Notes, the Company had available 19,222 shares of its common stock available for the Note holders if conversion was elected. The Company has agreed to ask its shareholders for approval to increase its authorized shares at its next regularly scheduled shareholder meeting. If the Note holders convert their notes prior to receiving approval for additional authorized shares, the Company has the right to make settlement in cash, or at the Company's option, with a combination of cash and shares.

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

The derivative liability was adjusted to fair value at both December 31, 2005 and March 31, 2006. The adjustment to fair value at March 31, 2006 was $1.2 million and was credited to other income. The liability was $2.0 million at March 31, 2006. The derivative liability is presented in the balance sheet in the same line as the Convertible Senior Notes.

The discount related to the derivative liability is being amortized to interest expense using the effective interest method over 20 years. At March 31, 2006, the remaining unamortized discount relating to the Warrants and the derivative liability was $6.7 million.

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

NOTE 8. SUBSEQUENT EVENT - ACQUISITION OF 3F THERAPEUTICS, INC.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (RESTATED)

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

                                      Three months ended March 31,
                                ----------------------------------------
                                                         Increase
                                   2006        2005     (Decrease)     %
                                ----------   --------   ----------   ----
(In thousands)                  (RESTATED)
Net sales                        $  9,730    $  7,063    $  2,667     37.8%
Cost of goods sold                  4,998       4,301         697     16.2%
                                 --------    --------    --------    -----
Gross profit                        4,732       2,762       1,970     71.3%
Gross profit %                       48.6%       39.1%
Operating expenses:
   Sales and marketing              4,834       4,731         103      2.2%
   Research and development           405         302         103     34.1%
   General and administrative       1,942       1,689         253     15.0%
                                 --------    --------    --------    -----
Total operating expenses            7,181       6,722         459      6.8%
                                 --------    --------    --------    -----
Operating loss                     (2,449)     (3,960)     (1,511)   -38.2%
Net interest income (expense)        (311)          1         312      NM
Change in value of derivative
   liability bifurcated from
   convertible senior notes         1,185          --       1,185      NM
                                 --------    --------    --------    -----
Net  loss                         ($1,575)    ($3,959)    ($2,384)   -60.2%
                                 ========    ========    ========    =====

The following table presents the Statements of Operations as a percentage of net sales for the three month periods ended March 31, 2006 and 2005.

                                Three months ended
                                     March 31,
                                ------------------
                                   2006       2005
                                ----------   -----
                                (RESTATED)
Net sales                          100.0%    100.0%
Cost of goods sold                  51.4%     60.9%
                                   -----     -----
Gross profit                        48.6%     39.1%
Operating expenses:
   Sales and marketing              49.7%     67.0%
   Research and development          4.2%      4.3%
   General and administrative       20.0%     23.9%
                                   -----     -----
Total operating expenses            73.8%     95.2%
                                   -----     -----
Operating loss                     -25.2%    -56.1%
Net interest income (expense)       -3.2%      0.0%
Change in value of derivative
   liability bifurcated from
   convertible senior notes         12.2%      0.0%
                                   -----     -----
Net loss                           -16.2%    -56.1%
                                   =====     =====

NET SALES. The following table provides the dollar and percentage change in net sales inside and outside the United States for the three month periods ended March 31, 2006 and 2005.

                           Three months ended March 31,
                        ---------------------------------
                         2006     2005    Increase     %
                        ------   ------   --------   ----
(In thousands)
United States           $3,894   $2,870    $1,024    35.7%
Outside United States    5,836    4,193     1,643    39.2%
                        ------   ------   --------   ----
Total net sales         $9,730   $7,063    $2,667    37.8%
                        ======   ======   ========   ====

The following table provides net sales inside and outside the United States as a percentage of total net sales for the three month periods ended March 31, 2006 and 2005.

                          Three months
                        ended March 31,
                        ---------------
                          2006    2005
                         -----    ----
Share of total net
   sales:
United States             40.0%   40.6%
Outside United States     60.0%   59.4%
                         -----   -----
Total net sales          100.0%  100.0%
                         =====   =====

The following table provides the percentage change in average sales price, unit sales and net sales for mechanical heart valves inside and outside the United States for the three months ended March 31, 2006, compared to the same period in 2005.

                             2006 change in
                               mechanical
                           heart valve sales
                        -----------------------
                        Average
                         Sales     Unit
                         Price    Sales   Total
                        -------   -----   -----
United States             0.0%      9.8%    9.9%
Outside United States     2.1%     31.3%   34.1%
                         ----      ----    ----
Total change             -2.6%     27.9%   24.6%
                         ====      ====    ====

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

NET INTEREST INCOME (EXPENSE). In the first quarter of 2006, net interest expense was attributable primarily to the October 2005 sale of $22.4 million aggregate principal amount of 6% Convertible Senior Notes. Interest expense on these notes in the first quarter of 2006 was $0.5 million, which also includes amortization of 1) financing costs, 2) the discount related to the implied value of common stock warrants sold with the Notes and 3) the discounts related to the bifurcated Convertible Senior Notes derivatives. See Note 7 of Notes to Consolidated Financial Statements in this Report for more information regarding the Convertible Senior Notes discounts. Interest expense in both 2006 and 2005 is also attributable to our credit facility with Silicon Valley Bank. Interest income was $0.2 million and $0.1 million for the first quarters of 2006 and 2005, respectively, and is attributable to the investment of our cash balances.

CHANGE IN VALUE OF DERIVATIVE LIABILITY BIFURCATED FROM CONVERTIBLE SENIOR NOTES. In the first quarter of 2006, we recorded a non-operating gain of $1.2 million to adjust the Convertible Senior Notes derivative liability to fair value at March 31, 2006. See Note 7 of Notes to Consolidated Financial Statements in this Report for more information regarding the Convertible Senior Notes derivative liability and the accounting for this liability under Financial Accounting Standards Board (FASB) Statement No.133, Accounting for Derivative Instruments and Hedging Activities.

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

OPERATING ACTIVITIES. During the first three months of 2006, we received cash payments from customers of $8.5 million and made payments to employees and suppliers of $12.8 million. During the first three months of 2005, we received cash payments from customers of $6.6 million and made cash payments to employees and suppliers of $12.2 million. Our operating losses during the past three fiscal years were significantly funded through the depletion of inventories and the use of existing cash and investment balances. Since 2002, we have incurred significant expenses commercializing the ATS heart valve in the United States. As we build sales in future periods and our cost of inventories decrease, we believe our operating losses will decrease and we will move steadily towards a cash flow breakeven on sales and eventually to profitability. We believe our current cash balances are adequate to fund our operating activities during 2006.

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

ITEM 4. CONTROLS AND PROCEDURES (RESTATED)

RESTATEMENT

The Company has restated its financial statements as of and for the three months ended March 31, 2006. The determination to restate these financial statements was made after an error was discovered in June 2006 in the accounting for embedded derivatives related to its Convertible Senior Notes (the Notes) under Financial Accounting Standards Board (FASB) Statement No.133, Accounting for Derivative Instruments and Hedging Activities and related Emerging Issues Task Force interpretations and SEC rules.

The Convertible Senior Notes agreement permits Note holders to exchange their debt instruments for common stock at a conversion rate of $4.20 per share. The Company had insufficient authorized common shares as of the closing date, which requires this embedded instrument to be bifurcated from the debt agreement and classified as a liability in accordance with EITF 00-19.

After management's review of the Note agreements, our historical accounting for the Notes and the related derivative accounting requirements connected with the Notes, management recommended to the Audit Committee that, based on our analysis of the impact of the items described above, our previously filed financial statements be restated to reflect the correction of these items. The Audit Committee agreed with this recommendation. On July 13, 2006, the Audit Committee approved our restated financial statements and authorized their filing in an amendment to our Form 10-Q for the quarter ended March 31, 2006.

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In connection with the restatement, we reevaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. We concluded that our failure to correctly apply FASB Statement No. 133, and its related interpretations, with respect to the accounting for embedded derivatives related to the Notes constituted a material weakness in our internal control over financial reporting. Solely as a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2006.

We have performed a thorough analysis of all of the provisions in the Notes and related agreements for embedded derivatives under FASB Statement No.133 and the related EITF interpretations and SEC rules, in an effort to ensure that the restated financial statements and this report, as amended, reflect all necessary adjustments.

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (as amended), which could have a material impact on our business, financial condition or results of operations. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, financial condition or results of operations.

ITEM 6. EXHIBITS

NOTE: All Exhibits listed under Item 6 in the Original Filing are unchanged except for the filing of updated Certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002:

3.1 Restated Articles of Incorporation, as amended to date (Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993)

3.2 Bylaws of the Company, as amended to date (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

4.1 Specimen certificate for shares of Common Stock of the Company (Incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

10.1 Amendment, dated March 29, 2006, to the Loan and Security Agreement between Silicon Valley Bank and the Company, dated July 28, 2004 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 3, 2006)

31.1 Certification of Chief Executive Officer pursuant to Rules
     13a-15(e)/15d-15(e) of the Securities Exchange Act, as amended (Section 302 Certification)

31.2 Certification of Chief Financial Officer pursuant to Rules
     13a-15(e)/15d-15(e) of the Securities Exchange Act, as amended (Section 302 Certification)

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

31.1      Certification of the Chief Executive Officer pursuant to Rules
          13a-15(e)/15d-15(e) of the Securities Exchange Act, as amended
          (Section 302 Certification)

31.2      Certification of the Chief Financial Officer pursuant to Rules
          13a-15(e)/15d-15(e) of the Securities Exchange Act, as amended
          (Section 302 Certification)

32.1      Certification of the Chief Executive Officer pursuant to 18 U.S.C.
          Section 1350 (Section 906 Certification)

32.2      Certification of the Chief Financial Officer pursuant to 18 U.S.C.
          Section 1350 (Section 906 Certification)