Form 10-Q
period 2006-06-30
ATS MEDICAL INC
filed 2006-08-08
CIK 824068

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

                         COMMISSION FILE NUMBER: 0-18602

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

     The number of shares outstanding of each of the registrant's classes of common stock as of July 28, 2006, was:

Common Stock, $.01 par value   31,234,127 shares

================================================================================

                                TABLE OF CONTENTS

                                                                         Page(s)
                                                                         -------
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

            Consolidated Balance Sheets as of June 30, 2006 and
            December 31, 2005                                                  3

            Consolidated Statements of Operations for the three and
            six months ended June 30, 2006 and 2005                            4

            Consolidated Statements of Cash Flows for the six months
            ended June 30, 2006 and 2005                                       5

            Notes to Consolidated Financial Statements                    6 - 12

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       13 - 20

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk           20

ITEM 4.  Controls and Procedures                                              21

PART II. OTHER INFORMATION

ITEM 1A. Risk Factors                                                         22

ITEM 5.  Other Information                                                    22

ITEM 6.  Exhibits                                                             22

SIGNATURES                                                                    23

EXHIBIT INDEX                                                                 24

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                ATS MEDICAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except per share and share data)

                                                                 JUNE 30,    DECEMBER 31,
                                                                   2006          2005
                                                               -----------   ------------
                                                               (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                    $ 10,853       $ 16,620
   Short-term investments                                          4,674          5,089
   Accounts receivable, net                                       12,694         10,453
   Inventories                                                    19,049         21,286
   Prepaid expenses                                                2,657          1,204
                                                                --------       --------
Total current assets                                              49,927         54,652
Leasehold improvements, furniture and equipment, net               7,628          8,330
Intangible assets                                                 22,074         22,015
Other assets                                                         449            446
                                                                --------       --------
Total assets                                                    $ 80,078       $ 85,443
                                                                ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                             $  2,595       $  3,598
   Accrued compensation                                            2,026          2,394
   Accrued distributor liabilities                                   605            752
   Other accrued liabilities                                         687            568
   Due to related party                                               --             90
   Current maturities of notes payable                             1,058            833
                                                                --------       --------
Total current liabilities                                          6,971          8,235
Convertible senior notes payable, net of unamortized
   discounts and bifurcated derivatives of $4,828 and
   $3,624 at June 30, 2006 and December 31, 2005                  17,572         18,776
Notes payable                                                      1,761            903

Shareholders' equity:
   Common stock, $.01 par value:
      Authorized shares - 40,000,000 Issued and outstanding
      shares- 31,231,891 and 31,114,131 at June 30, 2006 and
      December 31, 2005                                              312            311
   Additional paid-in capital                                    139,640        139,743
   Deferred compensation                                              --           (566)
   Accumulated other comprehensive income (loss)                      56            (64)
   Accumulated deficit                                           (86,234)       (81,895)
                                                                --------       --------
Total shareholders' equity                                        53,774         57,529
                                                                --------       --------
Total liabilities and shareholders' equity                      $ 80,078       $ 85,443
                                                                ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

                                ATS MEDICAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)

                                      THREE MONTHS           SIX MONTHS
                                     ENDED JUNE 30,        ENDED JUNE 30,
                                  -------------------   -------------------
                                    2006       2005       2006       2005
                                  --------   --------   --------   --------
Net sales                         $ 10,857   $  9,307   $ 20,587   $ 16,370
Cost of goods sold                   5,410      5,474     10,408      9,775
                                  --------   --------   --------   --------
Gross profit                         5,447      3,833     10,179      6,595
Operating expenses:
   Sales and marketing               5,112      4,711      9,946      9,442
   Research and development            437        407        842        709
   General and administrative        2,279      1,826      4,221      3,515
                                  --------   --------   --------   --------
Total operating expenses             7,828      6,944     15,009     13,666
                                  --------   --------   --------   --------
Operating loss                      (2,381)    (3,111)    (4,830)    (7,071)

Net interest expense                  (478)       (22)      (789)       (21)
Change in value of derivative
   liability bifurcated from
   convertible senior notes             95         --      1,280         --
                                  --------   --------   --------   --------
Net loss                           ($2,764)   ($3,133)   ($4,339)   ($7,092)
                                  ========   ========   ========   ========
Net loss per share:
   Basic and diluted                ($0.09)    ($0.10)    ($0.14)    ($0.23)
Weighted average number of
   shares used in calculation:
   Basic and diluted                31,225     30,993     31,206     30,952

The accompanying notes are an integral part of the consolidated financial statements.

                                ATS MEDICAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)
                                 (in thousands)

                                                           SIX MONTHS
                                                         ENDED JUNE 30,
                                                      -------------------
                                                        2006       2005
                                                      --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                               ($4,339)   ($7,092)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation                                            875        750
   Loss on disposal of equipment                             5         17
   Stock compensation expense                              460         61
   Non-cash interest expense                               234         15
   Change in value of convertible senior notes
      derivative liability                              (1,280)        --
   Changes in operating assets and liabilities:
      Accounts and other receivables                    (2,241)    (1,118)
      Inventories                                        2,237      2,262
      Prepaid expenses                                  (1,453)       234
      Other                                               (107)        (1)
      Accounts payable and accrued expenses             (1,489)    (2,268)
                                                      --------   --------
Net cash used in operating activities                   (7,098)    (7,140)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term investments                      (3,802)      (497)
Maturities of short-term investments                     4,217      5,354
Payments for technology and distribution licenses         (210)    (1,555)
Purchases of furniture, machinery and equipment           (178)    (1,078)
                                                      --------   --------
Net cash provided by investing activities                   27      2,224

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on notes payable                                1,500         --
Repayments of notes payable                               (417)      (347)
Net proceeds from sales of common stock                    101        280
                                                      --------   --------
Net cash provided by (used in) financing activities      1,184        (67)
                                                      --------   --------
Effect of exchange rate changes on cash                    120       (153)
                                                      --------   --------
Decrease in cash and cash equivalents                   (5,767)    (5,136)
Cash and cash equivalents at beginning of period        16,620      8,302
                                                      --------   --------
Cash and cash equivalents at end of period             $10,853     $3,166
                                                      ========   ========

The accompanying notes are an integral part of the consolidated financial statements.

                                ATS MEDICAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The consolidated financial statements included in this Form 10-Q have been prepared by ATS Medical, Inc. (hereinafter the "Company," "ATS," "we," "us" or "our") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The consolidated financial statements include the accounts of the Company and its subsidiaries, and all significant inter-company accounts and transactions are eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations. The year-end balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. These unaudited consolidated interim financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2005.

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

Statement 123(R) was adopted by the Company on January 1, 2006. The Company adopted Statement 123(R) using the modified prospective transition method. In accordance with the modified prospective transition method, the Company has not restated its consolidated financial statements for prior periods. Under this transition method, stock-based compensation expense for 2006 includes stock-based compensation expense for all of the Company's stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the provision of Statement No. 123. Stock-based compensation expense for all stock-based compensation awards granted on or after January 1, 2006 will be based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).

The Company uses the Black-Scholes-Merton (Black-Scholes) option pricing model as its method for determining fair value of stock option grants, which was also used by the Company for its pro forma information disclosures of stock-based compensation expense as required under Statement No. 123, prior to the adoption of Statement 123(R). The weighted average per share fair value of these option grants is shown below and was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

                                        Six months
                                      ended June 30,
                                   -------------------
                                     2006       2005
                                   --------   --------
Assumptions used:
   Expected volatility                 0.83       0.87
   Risk-free interest rate              4.8%       3.8%
   Expected life                    5 years    7 years
   Dividend yield                         0%         0%
Weighted average per share
   fair value of options granted   $   2.03   $   2.73

The expected volatility is a measure of the amount by which the Company's stock price is expected to fluctuate during the expected term of options granted. The Company determines the expected volatility solely based upon the historical volatility of the Company's Common Stock over a period commensurate with the option's expected life. The Company does not believe that the future volatility of its Common Stock over an option's expected life is likely to differ significantly from the past. The risk-free interest rate is the implied yield available on U.S. Treasury Strip issues with a remaining term equal to the option's expected life on the grant date. The expected life of options granted represents the period of time for which options are expected to be outstanding and is derived from the Company's historical stock option exercise experience and option expiration data. For purposes of estimating the expected life, the Company has aggregated all individual option awards into one group as the Company does not expect substantial differences in exercise behavior among its employees. The dividend yield is zero since the Company has never declared or paid any cash dividends on its Common Stock and does not expect to do so in the foreseeable future.

The fair value of restricted stock unit awards (RSUs) is determined based on the closing market price on the award date.

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

Statement 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company's best estimate of awards ultimately expected to vest. Forfeitures represent only the unvested portion of a surrendered option and are typically estimated based on historical experience. Based on an analysis of the Company's historical data, the Company applied forfeiture rates of 10.14% and 11.85% to stock options outstanding in determining its Statement 123(R) stock compensation expense for the quarters ended June 30, 2006 and March 31, 2006, respectively, which it believes is a reasonable forfeiture estimate for these periods. In the Company's pro forma information required under Statement No. 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

The Company has a Stock Incentive Plan (the Plan) under which stock options to purchase Common Stock of the Company may be granted or RSUs may be awarded to employees and non-employees of the Company. Stock options may be granted under the Plan as incentive stock options (ISO) or as non-qualified stock options (non-ISO). The Company also has stock options outstanding from a previous equity compensation plan as well as free-standing options not under any plan. In addition, the Company has an Employee Stock Purchase Plan (ESPP) under which employees are eligible to purchase Common Stock of the Company on a quarterly basis at 85% of the lesser of the market price of the Common Stock on the first day of the quarter or the last day of the quarter. All stock issued under options exercised, RSUs awarded or ESPP shares purchased are new shares of the Company's Common Stock.

The following table summarizes the changes in stock options outstanding under the Company's stock-based compensation plans during the six months ended June 30, 2006:

                                                                              Weighted
                                  Stock Options                               Average
                                   Outstanding                                 Option
                                 Under the Plans                              Exercise
                               -------------------    Non-Plan                 Price
                                  ISO      Non-ISO    Options      Total     Per Share
                               ---------   -------   ---------   ---------   ---------
Balance at December 31, 2005   1,006,700   350,000   2,897,902   4,254,602      3.09
   Options granted                    --     5,000          --       5,000      2.95
   Options exercised              (6,500)       --     (26,966)    (33,466)     0.90
   Options cancelled             (46,450)  (18,500)   (100,000)   (164,950)     4.97
                               ---------   -------   ---------   ---------      ----
Balance at June 30, 2006         953,750   336,500   2,770,936   4,061,186      3.04
                               =========   =======   =========   =========

The following table summarizes the ranges of exercise prices for outstanding and exercisable stock options as of June 30, 2006:

                            Options Outstanding at            Options Exercisable at
                                June 30, 2006:                    June 30, 2006:
                  -----------------------------------------   ----------------------
                                    Weighted       Weighted                 Weighted
                                     Average        Average                  Average
    Range of         Number         Remaining      Exercise      Number     Exercise
Exercise Prices   Outstanding   Contractual Life     Price    Exercisable     Price
---------------   -----------   ----------------   --------   -----------   --------
$0.37 - $ 0.52       767,125       6.40 years       $ 0.44       543,000     $ 0.44
 0.79 -   2.51       886,236       6.79 years       $ 1.72       635,486     $ 1.72
 2.70 -   3.60       801,700       7.39 years       $ 3.35       755,450     $ 3.35
 3.64 -   3.80       826,750       7.29 years       $ 3.74       826,750     $ 3.74
 3.99 -   8.50       714,375       5.88 years       $ 5.63       714,375     $ 5.63
 9.00 -  12.44        65,000       3.41 years       $10.33        65,000     $10.33
                   ---------       ----------       ------     ---------     ------
$0.37 - $12.44     4,061,186       6.72 years       $ 3.04     3,540,061     $ 3.29
                   =========                                   =========

As of June 30, 2006, the aggregate intrinsic value of options outstanding and exercisable was $2.1 million and $1.5 million, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2006 was not significant. The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the closing price of the Company's Common Stock on June 30, 2006 of $2.39 per share and the exercise price of each-in-the-money option) that would have been received by the option holders had all option holders exercised their options on June 30, 2006.

The following table summarizes the changes in RSU awards outstanding under the Stock Incentive Plan during the six months ended June 30, 2006:

                                                               Weighted
                                                 Weighted      Average
                                                  Average     Remaining
                                                Award Date   Contractual
                                No. of Shares   Fair Value       Term
                                -------------   ----------   -----------
Unvested at December 31, 2005      348,000         $3.25      1.53 years
   Awards granted                  613,750          2.97              --
   Awards vested                   (87,000)         3.25              --
   Awards forfeited                (37,500)         3.19              --
                                   -------         -----      ----------
Unvested at June 30, 2006          837,250         $3.05      2.26 years
                                   =======

As of June 30, 2006, the aggregate intrinsic value of RSUs outstanding was $2.0 million.

The Company had a total of 6,240,686 shares of Common Stock reserved for stock option grants and RSU awards at June 30, 2006, of which 1,342,250 shares were available for future grants or awards under the Stock Incentive Plan.

For the three months ended June 30, 2006, the Company recognized $0.1 million of stock compensation expense in connection with the adoption of Statement 123(R). Total stock compensation expense recognized during the three months ended June 30, 2006 totaled $0.3 million (or $.01 per share), of which $0.1 million was included in general and administrative expenses and $0.2 million was included in sales and marketing expenses.

For the six months ended June 30, 2006, the Company recognized $0.2 million in stock compensation expense in connection with the adoption of Statement 123(R). Total stock compensation expense recognized during the six months ended June 30, 2006 totaled $0.5 million (or $.02 per share), of which $0.2 million was included in general and administrative expenses and $0.3 million was included in sales and marketing expenses.

For both the three and six months ended June 30, 2005, the Company recognized $0.1 million in stock compensation expense. Stock compensation expense recognized for the quarter ended March 31, 2005 was not significant.

Because the Company maintained a full valuation allowance on its U.S. deferred tax assets, the Company did not recognize any tax benefit related to its stock-based compensation expense for the three or six months ended June 30, 2006.

As of June 30, 2006, the Company had $0.4 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over a weighted average period of approximately one year, and $1.7 million of total unrecognized compensation expense, net of estimated forfeitures, related to RSU awards that will be recognized over a weighted average period of approximately two years.

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

The following table illustrates the pro forma effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement No. 123 to stock-based employee compensation for the three and six month periods ended June 30, 2005. Since stock-based compensation expense for the three and six month periods ended June 30, 2006, was calculated and recorded under the provisions of Statement 123(R), no pro forma disclosure for that period is presented:

                                                 Three months     Six months
                                                    ended           ended
(in thousands, except per share data)           June 30, 2005   June 30, 2005
                                                -------------   -------------
Net loss, as reported                              ($3,133)        ($7,092)
Less: Total stock-based employee compensation
   expense determined under fair value based
   method for all awards                              (563)         (1,082)
                                                   -------         -------
Pro forma net loss                                 ($3,696)        ($8,174)
                                                   =======         =======
Net loss per share:
   As reported
      Basic and diluted                             ($0.10)         ($0.23)
   Pro forma
      Basic and diluted                             ($0.12)         ($0.26)

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

NOTE 3. INVENTORIES

Inventories consist of the following:

                       June 30,   December 31,
(In thousands)           2006         2005
                       --------   ------------
Raw materials          $ 4,762      $ 5,047
Work in process          4,407        4,462
Finished goods          10,045       11,992
Obsolescence reserve      (165)        (215)
                       -------      -------
Total, net             $19,049      $21,286
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

NOTE 5. INTANGIBLE ASSETS

The Company applies Statement of Financial Accounting Standard 142 (SFAS 142), Goodwill and Other Intangible Assets, to its intangible assets, which prohibits the amortization of intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. Management reviews indefinite-lived intangible assets for impairment annually as of the last day of the second quarter, or more frequently if a change in circumstances or occurrence of events suggests the remaining value may not be recoverable. The test for impairment requires management to make estimates about fair-value, which are based either on the expected undiscounted future cash flows or on other measures of value such as the market capitalization of the Company. If the carrying amount of the assets is greater than the measures of fair value, impairment is considered to have occurred and a write-down of the asset is recorded. Management completed the annual impairment tests in the second quarter of 2006 and determined that the Company's indefinite-lived intangible assets were not impaired.

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

The Company agreed to file a Registration Statement on Form S-3 covering the resale of all of the shares of the Company's Common Stock issuable upon conversion of the Notes and exercise of the Warrants using its best efforts to have the Registration Statement declared effective within 120 days of the closing. Depending on the length of time after this 120 day period for the Registration Statement to be declared effective, the penalty can range from .8% to 1.2% of the principal amount of the Notes and Warrants. The maximum penalty that may be incurred is approximately $0.6 million.

The Company has analyzed all of the above provisions in the Notes and related agreements for embedded derivatives under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and related Emerging Issues Task Force (EITF) interpretations and Securities and Exchange Commission (SEC) rules. The Company has determined that four such provisions in the convertible debt agreement are considered derivatives under FASB Statement No. 133:

     - The embedded written option relating to the common stock that may be potentially issuable upon conversion

     - The option for Note holders to put back debt to the Company in connection with certain corporate change of control transactions

     - The provision relating to an additional payment in connection with the automatic conversion of the Notes prior to October 15, 2008

     - The provision to increase the conversion rate in the event of a change in control transaction

The Company prepared valuations of each of the above derivatives and recorded a $5.5 million liability on the date of issuance of the Notes, with an offsetting discount to the Notes.

The derivative liability is adjusted to fair value on a quarterly basis. The adjustment to fair value at June 30, 2006 was $0.1 million and was credited to other income. The liability was $1.9 million at June 30, 2006. The derivative liability is presented in the balance sheet within the same line as the Convertible Senior Notes payable.

The discount related to the derivative liability is being amortized to interest expense using the effective interest method over 20 years. At June 30, 2006, the remaining unamortized discounts relating to the Warrants and the derivative liability totaled $6.7 million.

In 2004, the Company entered into a secured credit facility with a bank, consisting of a $2.5 million term note and a $6.0 million line of credit. The Company fully drew down the $2.5 million term note, which calls for equal installment payments over 36 months, which commenced in February 2005. As of June 30, 2006, the balance due on this note was $1.3 million. The Company is subject to certain financial covenants under the secured credit facility agreement, as amended, to maintain a liquidity ratio of not less than 2.0 to 1.0 and a net tangible net worth of at least $40 million. At June 30, 2006, the Company was in compliance with its financial covenants.

On March 29, 2006, the Company entered into a second amendment to the secured credit facility whereby the bank agreed to waive the prohibition set forth in the credit facility agreement with respect to the Company's pending acquisition of 3F Therapeutics, Inc., and the bank consented to such acquisition. In addition, the bank agreed to provide for advances of up to $1.5 million, which the Company may use to finance or refinance eligible equipment purchased on or after June 1, 2005 and on or before May 31, 2006. Such equipment advances will be amortized over a 60-month period and carry an interest rate of prime plus 1.75%. On March 31, 2006, the Company fully drew down the $1.5 million advance amount, all of which is outstanding at June 30, 2006.

NOTE 7. ACQUISITION OF 3F THERAPEUTICS, INC.

On January 23, 2006, the Company entered into an agreement and plan of merger (the Merger Agreement) with 3F Therapeutics, Inc. (3F). Under the terms of the Merger Agreement, upon closing, the Company will pay each 3F stockholder its pro-rata portion of an initial payment of 9 million shares of the Company's common stock, subject to certain adjustments. The Company will deposit 900,000 shares of the closing payment in escrow to be held for at least 18 months after closing of the merger to cover indemnification claims and certain contingencies, and the balance will be distributed pro-rata to holders of 3F capital stock. In addition to the initial closing payment, the Company will be obligated to make additional contingent payments to 3F stockholders of up to 5 million shares of the Company's common stock upon obtaining either CE mark or FDA approval for 3F's key products on or prior to December 31, 2013, up to an aggregate of 10 million shares of the Company's common stock. Milestone events also include certain transactions involving these key products. These contingent payments are subject to certain rights of set-off for indemnification claims and certain other events.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "may," "expect," "believe," "anticipate," or "estimate," identify such forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially from those expressed in such forward-looking statements. Some of the factors that could cause such material differences are identified in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (as amended). We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future filings with the SEC.

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

Sulzer Carbomedics (Carbomedics) developed the basic design from which the ATS heart valve evolved. Carbomedics is a large and experienced manufacturer of pyrolytic carbon components used in mechanical heart valves. Carbomedics has also designed and patented numerous mechanical valves. In 1990, Carbomedics offered to license a patented and partially developed valve to us if we would complete the development of the valve and agree to purchase carbon components from Carbomedics. As a result, we executed technology and license agreements with Carbomedics and now hold an exclusive, royalty-free, worldwide license to an open pivot, bileaflet mechanical heart valve design owned by Carbomedics from which the ATS heart valve has evolved. In addition, we have an exclusive, worldwide right and license to use Carbomedics' pyrolytic carbon technology to manufacture components for the ATS heart valve.

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

During 2004, we made our first investments outside the mechanical heart valve market by completing two business development agreements. The first, signed in April, was with ErySave AB, a Swedish research firm, for exclusive worldwide rights to ErySave's PARSUS filtration technology for cardiac surgery procedures. We had no revenues in 2005 nor do we expect any for 2006 from this technology. In November 2004, we completed a global partnership agreement with CryoCath Technologies, Inc. (CryoCath) to market CryoCath's surgical cryotherapy products for the ablation of cardiac arrhythmias. The agreement with CryoCath has resulted in revenue for our Company in both 2005 and 2006.

During 2005, we continued to develop our business outside the mechanical heart valve market by entering into two additional business development agreements. In June, we entered into a marketing services agreement with Alabama Tissue Center, Inc. (ATC, a/k/a Regeneration Technologies, Inc. - Cardiovascular), a subsidiary of Regeneration Technologies, Inc. Under the terms of the agreement, ATC has appointed us as its exclusive marketing services representative to promote, market and solicit orders for ATC's processed cardiovascular allograft tissue from doctors, hospitals, clinics and patients throughout North America. The agreement with ATC has also resulted in revenue for our Company in both 2005 and 2006. Also in June 2005, we entered into an exclusive development, supply and distribution agreement with Genesee BioMedical, Inc. (GBI), under which GBI will develop, supply and manufacture cardiac surgical products to include annuloplasty repair rings, c-rings and accessories, and we will have exclusive worldwide rights to market and sell such products. Our agreement with GBI has produced revenue for our Company in 2006.

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

The Financial Accounting Standards Board issued FASB Statement No. 123 (Revised
2004), Share-Based Payment, which was adopted by ATS on January 1, 2006, using the modified prospective transition method. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options and restricted stock unit awards, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. See Note 2 of "Notes to Consolidated Financial Statements" and the discussion under "General & Administrative" below in this report for additional information regarding stock-based compensation plans and our adoption of Statement 123(R).

RESULTS OF OPERATIONS

The following table provides the dollar and percentage change in the Statements of Operations for the three and six month periods ended June 30, 2006 and 2005.

                                       THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                -----------------------------------------   -----------------------------------------
                                                      Increase (Decrease)                         Increase (Decrease)
                                                      -------------------                         -------------------
(In thousands)                    2006        2005        $        %          2006       2005         $         %
                                --------   --------    ------   -------     --------   --------   --------   --------
Net sales                       $ 10,857   $  9,307    $1,550      16.7%    $ 20,587   $ 16,370   $  4,217      25.8%
Cost of goods sold                 5,410      5,474       (64)     (1.2)%     10,408      9,775        633       6.5%
                                --------   --------    ------   -------     --------   --------   --------   -------
Gross profit                       5,447      3,833     1,614      42.1%      10,179      6,595      3,584      54.3%
Gross profit %                      50.2%      41.2%                            49.4%      40.3%
Operating expenses:
   Sales and marketing             5,112      4,711       401       8.5%       9,946      9,442        504       5.3%
   Research and development          437        407        30       7.4%         842        709        133      18.8%
   General and administrative      2,279      1,826       453      24.8%       4,221      3,515        706      20.1%
                                --------   --------    ------   -------     --------   --------   --------   -------
Total operating expenses           7,828      6,944       884      12.7%      15,009     13,666      1,343       9.8%
                                --------   --------    ------   -------     --------   --------   --------   -------
Operating loss                    (2,381)    (3,111)     (730)    (23.5)%     (4,830)    (7,071)    (2,241)    (31.7)%
Net interest income (expense)       (478)       (22)      456   2,072.7%        (789)       (21)       768   3,657.1%
Change in value of derivative
   liability bifurcated from
   convertible senior notes           95         --        95        NM        1,280         --      1,280        NM
                                --------   --------    ------   -------     --------   --------   --------   -------
Net loss                         ($2,764)   ($3,133)   $ (369)    (11.8)%    ($4,339)   ($7,092)   ($2,753)    (38.8)%
                                ========   ========    ======   =======     ========   ========   ========   =======

The following table presents the Statements of Operations as a percentage of net sales for the three and six month periods ended June 30, 2006 and 2005.

                                THREE MONTHS ENDED   SIX MONTHS ENDED
                                     JUNE 30,            JUNE 30,
                                ------------------   ----------------
                                   2006     2005      2006     2005
                                  -----    -----     -----    -----
Net sales                         100.0%   100.0%    100.0%   100.0%
Cost of goods sold                 49.8%    58.8%     50.6%    59.7%
                                  -----    -----     -----    -----
Gross profit                       50.2%    41.2%     49.4%    40.3%
Operating expenses:
   Sales and marketing             47.1%    50.6%     48.3%    57.7%
   Research and development         4.0%     4.4%      4.1%     4.3%
   General and administrative      21.0%    19.6%     20.5%    21.5%
                                  -----    -----     -----    -----
Total operating expenses           72.1%    74.6%     72.9%    83.5%
                                  -----    -----     -----    -----
Operating loss                    (21.9)%  (33.4)%   (23.5)%  (43.2)%
Net interest income (expense)      (4.4)%   (0.2)%    (3.8)%   (0.1)%
Change in value of derivative
   liability bifurcated from
   convertible senior notes         0.9%     0.0%      6.2%     0.0%
                                  -----    -----     -----    -----
Net loss                          (25.5)%  (33.7)%   (21.1)%  (43.3)%
                                  =====    =====     =====    =====

NET SALES. The following table provides the dollar and percentage change in net sales inside and outside the United States and Canada for the three and six month periods ended June 30, 2006 and 2005.

                         THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                    ------------------------------------   -------------------------------------
                                        Increase                                Increase
(In thousands)        2006     2005    (Decrease)     %      2006      2005    (Decrease)     %
                    -------   ------   ----------   ----   -------   -------   ----------   ----
United States and
   Canada           $ 4,166   $3,252     $  914     28.1%  $ 8,060   $ 6,122     $1,938     31.7%
Outside U. S. and
   Canada             6,691    6,055        636     10.5%   12,527    10,248      2,279     22.2%
                    -------   ------     ------     ----   -------   -------     ------     ----
Total               $10,857   $9,307     $1,550     16.7%  $20,587   $16,370     $4,217     25.8%
                    =======   ======     ======     ====   =======   =======     ======     ====

The following table provides net sales inside and outside the United States and Canada as a percentage of total net sales for the three and six month periods ended June 30, 2006 and 2005.

                        THREE MONTHS ENDED   SIX MONTHS ENDED
                             JUNE 30,            JUNE 30,
                        ------------------   ----------------
                            2006    2005        2006    2005
                           -----   -----       -----   -----
Share of total sales:
United States and
   Canada                   38.4%   34.9%       39.2%   37.4%
Outside U. S. and
   Canada                   61.6%   65.1%       60.8%   62.6%
                           -----   -----       -----   -----
Total                      100.0%  100.0%      100.0%  100.0%
                           =====   =====       =====   =====

Since late 2002, we have been building a new sales organization in the United States, which has grown to four area directors managing more than 30 sales territories. Our representation within these territories consists of both direct sales representatives and independent agents. This new sales organization and overall greater sales efforts contributed to our net sales increases in the United States and Canada. Mechanical heart valve sales, which comprise approximately 85% of the Company's current sales base, increased 7% in the United States and Canada for the quarter ended June 30, 2006, and increased 8% for the six months ended June 30, 2006, compared to the same periods in the prior year. Average selling price (ASP) in the United States and Canada for the first half of 2006 was 3% lower compared to the same period in 2005 due to initial stocking sales to a new Canadian distributor and to sales of trunk stock to commissioned agents in the United States.

Also during the last three years we have aggressively entered several international markets that represented opportunities for greater mechanical heart valve sales unit growth but at prices lower than our other direct markets. Prices in some of these territories are lower than our historical manufacturing costs. We believed this strategy was reasonable because it allowed us to increase our market share while reducing our high priced but paid-for inventories. We also believe that future lower product costs, related to carbon components manufactured internally, will allow us to achieve reasonable profit margins in these international markets. Mechanical heart valve sales increased 3% in international markets for the quarter ended June 30, 2006, and increased 16% for the six months ended June 30, 2006, compared to the same periods in the prior year. International ASP was 10% lower for the first half of 2006 compared to the same period in 2005 due to a shift in sales mix from higher-margin industrialized countries to lower-margin lesser-developed countries. This mix shift occurred primarily in the second quarter of 2006 and was due in part to negotiations on a new distribution arrangement with one of our larger industrialized- country distributors.

Both domestic and international net sales in 2006 have been favorably impacted by revenue from the new business initiatives and partnerships discussed above, mainly revenue derived from surgical cryotherapy products and processed cardiovascular allograft tissue. Approximately 15% of our worldwide revenue for the first six months of 2006 was derived from non-mechanical heart valve products commercialized within the past 24 months.

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

By the end of the first quarter of 2006, we had substantially depleted our high priced but paid-for inventories of carbon components purchased from Carbomedics, moving into lower cost carbon material FIFO cost layers. This favorably impacted our second quarter and year-to-date 2006 gross profit by approximately $1.0 million and $1.5 million, respectively, and improved our gross profit percentage of net sales by approximately 9.0% and 7.5%, respectively.

Our gross profit as a percentage of net sales has also been favorably impacted by the new business initiatives and partnerships discussed above, principally surgical cryotherapy repair products and processed cardiovascular allograft tissue. Revenue and gross profit from these new business initiatives caused second quarter 2006 and 2005 gross profit percentages to be higher by approximately 2.2% and 1.8%, respectively, and caused year-to-date 2006 and 2005 gross profit percentages to be higher by approximately 3.0% and 3.9%, respectively.

Our gross profit was negatively impacted in the second quarter of 2006 as a result of the shift in international sales mix discussed above, which decreased the gross profit as a percentage of net sales by approximately 2.8% for the second quarter of 2006 as compared to first quarter 2006.

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

SALES AND MARKETING. In the United States, our sales and marketing costs rose modestly in the second quarter of 2006 to $3.44 million, compared to $3.22 million for the second quarter of the prior year. For the first six months of 2006, our U.S. sales and marketing costs rose to $7.01 million, compared to $6.76 million for the same period in the prior year. These increases are due primarily to $0.3 million of stock compensation expense recognized in 2006 related to the adoption of Statement 123(R) on January 1, 2006. During the past three fiscal years, our U.S. sales and marketing organization has steadily grown to more than 30 sales territories in the United States and has a marketing department that now consists of 14 employees.

Internationally, our sales and marketing costs increased 12% in the second quarter of 2006 to $1.67 million, compared to $1.49 million for the second quarter in 2005. For the first six months of 2006, our international sales and marketing costs increased 10% to $2.94 million, compared to $2.68 million for same period in 2005. The increases in 2006 over the prior year reflect our continued investment in international markets, including the early 2005 set up of direct sales operations in Germany and increased sales management.

RESEARCH AND DEVELOPMENT. Research and development (R & D) expenses increased 7.4% in the second quarter of 2006 and 18.8% for the first half of 2006, compared to the same periods in 2005, due to increased costs to develop and improve current and future products and the related regulatory and clinical activities for these products. R & D costs also increased due to staff additions and an increase in the number of R & D programs.

GENERAL AND ADMINISTRATIVE. General and administrative (G & A) expenses increased $0.5 million to $2.3 million for the second quarter of 2006 and increased $0.7 million to $4.2 million for the first six months of 2006 over the same periods in 2005. Major cost increases in G & A expenses for the second quarter of 2006 over the same period in 2005 were for bad debt expense recognized in the second quarter of 2006 related to an international distributor termination of $0.3 million, non-cash stock compensation expense of $0.1 million and outside consulting, legal and professional services of $0.1 million. These increases were partially offset by lower annual meeting and shareholder relations expenses due to the delay of the 2006 annual shareholder's meeting until the third quarter.

Major cost increases in G & A expenses for the first half of 2006 over the same period in 2005 were for bad debt expense recognized in the second quarter 2006 related to an international distributor termination of $0.3 million, non-cash stock compensation expense of $0.1 million, outside consulting, legal and professional services of $0.2 million and higher expensed equipment costs due to an increase in the capitalization threshold policy to $2,000 in 2006. These increases were partially offset by lower annual meeting and shareholder relations expenses and the allocation, beginning in 2006, of 401(K) company match expense from G & A to individual operating departments.

We recognized total stock compensation expense in the first six months of 2006 of $0.5 million, of which $0.2 million was included in G & A expenses and $0.3 million in sales & marketing expenses. Of the $0.5 million total stock compensation expense for the first six months of 2006, $0.2 million was attributable to the adoption of FASB Statement No. 123 (Revised 2004), Share-Based Payment, which we adopted on January 1, 2006. For the full year 2006, we estimate $0.4 to $0.6 million of additional stock compensation expense attributable to the adoption of Statement 123(R).

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

NET INTEREST INCOME (EXPENSE). In 2006, net interest expense was attributable primarily to the October 2005 sale of $22.4 million aggregate principal amount of 6% Convertible Senior Notes (Notes). Interest expense on the Notes in the second quarter and first half of 2006 was $0.6 million and $1.0 million, respectively, which also includes amortization of financing costs, the discount related to the implied value of common stock warrants sold with the Notes and the discounts related to the bifurcated Notes derivatives. See Note 6 of "Notes to Consolidated Financial Statements" in this report for more information regarding the Notes discounts. Interest expense in both 2006 and 2005 is also attributable to our credit facility with Silicon Valley Bank. Interest income was $0.18 million and $0.04 million for the second quarters of 2006 and 2005, respectively, and $0.37 million and $0.11 million for the first six months of 2006 and 2005, respectively. Interest income is attributable to the investment of our cash balances.

CHANGE IN VALUE OF DERIVATIVE LIABILITY BIFURCATED FROM CONVERTIBLE SENIOR NOTES. In the second quarter of 2006, we recorded a non-operating gain of $0.1 million to adjust the Notes derivative liability to fair value at June 30, 2006. See Note 6 of "Notes to Consolidated Financial Statements" in this report for more information regarding the Notes derivative liability and the accounting for this liability under FASB Statement No.133, Accounting for Derivative Instruments and Hedging Activities.

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

NET LOSS. Our decrease in net loss for the second quarter and first six months of 2006 compared to the same periods in 2005 resulted from changes in sales offset by changes in operating costs and non-operating income and expenses, all of which are described above.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments totaled $15.5 million and $21.7 million at June 30, 2006 and December 31, 2005, respectively.

OPERATING ACTIVITIES. During the first six months of 2006, we received cash payments from customers of $18.3 million and made payments to employees and suppliers of $24.8 million. During the first six months of 2005, we received cash payments from customers of $15.3 million and made cash payments to employees and suppliers of $22.5 million. Our operating losses during the past three fiscal years were significantly funded through the depletion of inventories and the use of existing cash and investment balances. Since 2002, we have incurred significant expenses commercializing the ATS heart valve in the United States. As we build sales in future periods and our cost of inventories decrease, we believe our operating losses will decrease and we will move steadily towards a cash flow breakeven on sales and eventually to profitability. We believe our current cash balances are adequate to fund our operating activities during 2006.

INVESTING ACTIVITIES. We purchased property and equipment of $0.2 million and $1.1 million during the first six months of 2006 and 2005, respectively. Capital purchases during 2005 were mainly in support of increasing production in our pyrolytic carbon facility. During 2006, our spending on property and equipment should decline as a significant portion of our 2005 purchases supported our pyrolytic carbon facility production increase efforts, which are substantially completed.

FINANCING ACTIVITIES. We raised approximately $0.1 million and $0.3 million during the first six months of 2006 and 2005 through the issuance of common stock through stock options and our employee stock purchase plan.

In 2004 we entered into a secured credit facility consisting of a $2.5 million term note and a $6.0 million line of credit. We fully drew down the $2.5 million term note, which was used to fund equipment purchases for our pyrolytic carbon facility. The term note calls for equal installment payments over 36 months, which commenced in February 2005. Accordingly, during the first six months of 2006 and 2005 we repaid $0.4 million and $0.3 million, respectively, on the note. We are subject to certain financial covenants under the secured credit facility agreement, as amended, to maintain a liquidity ratio of not less than
2.0 to 1.0 and a net tangible net worth of at least $40 million. At June 30, 2006, we were in compliance with these financial covenants.

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

In October 2005, we sold a combined $22.4 million aggregate principal amount of 6% Convertible Senior Notes (Notes) due 2025 and issued warrants to purchase 1,344,000 shares of our Common Stock (Warrants). The Warrants are exercisable at $4.40 per share and expire in 2010. We are using these proceeds for general corporate purposes, working capital, capital expenditures and to fund business development opportunities. The first interest payment on these Notes, totaling $0.7 million, was paid in April 2006.

The Notes are convertible into common stock at any time at a fixed conversion price of $4.20 per share, subject to certain adjustments. If fully converted, the Notes would convert into approximately 5,333,334 shares of our common stock and would require us to increase our authorized shares. If the Notes are converted under certain circumstances on or prior to October 15, 2008, we will pay the investors the interest they would have received on the Notes through that date. We have the right to redeem the Notes at 100% of the principal amount plus accrued interest at any time on or after October 20, 2008, and the investors have the right to require us to repurchase the Notes at 100% of the principal amount plus accrued interest on October 15 in 2010, 2015 and 2020. See
Note 6 of "Notes to Consolidated Financial Statements" in this report for a full description of the terms and provisions of the Notes.

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

ITEM 4. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Controller, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Controller concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Other than in connection with the restatements described below, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

RESTATEMENTS

The Company has restated its financial statements as of and for the year ended December 31, 2005 and the three months ended March 31, 2006. The determination to restate these financial statements was made after an error was discovered in June 2006 in the accounting for embedded derivatives related to its Convertible Senior Notes (the Notes) under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and related Emerging Issues Task Force interpretations and SEC rules.

The Notes agreement permits Note holders to exchange their debt instruments for common stock at a conversion rate of $4.20 per share. The Company had insufficient authorized common shares as of the closing date, which requires this embedded instrument to be bifurcated from the debt agreement and classified as a liability in accordance with EITF 00-19.

After management's review of the Note agreements, our historical accounting for the Notes and the related derivative accounting requirements connected with the Notes, management recommended to the Audit Committee that, based on our analysis of the impact of the items described above, our previously filed financial statements be restated to reflect the correction of these items. The Audit Committee agreed with this recommendation. On July 13, 2006, the Audit Committee approved our restated financial statements and authorized their filing in amendments to our Form 10-K for the year ended December 31, 2005 and our Form 10-Q for the quarter ended March 31, 2006.

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

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2006, our Board of Directors approved a new form of Change In Control Agreement for execution by our executive officers, a copy of which is filed as an exhibit to this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

2.1     Amendment No. 1 to Agreement and Plan of Merger, dated as of June 13,
        2006, by and among ATS Medical, Inc., Seabiscuit Acquisition Corp., 3F
        Therapeutics, Inc. and Boyd D. Cox, as stockholder representative
        (Incorporated by reference to Exhibit 2.1 to the Company's Current
        Report on Form 8-K filed on June 19, 2006)

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

10.1    2006 ATS Medical Management Incentive Compensation Plan

10.2 Form of Change in Control Agreement executed by executive officers of the Company

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

Date: August 8, 2006                    ATS MEDICAL, INC.


                                        By: /s/ Michael D. Dale
                                            ------------------------------------
                                            Michael D. Dale,
                                            Chief Executive Officer
                                            (Duly Authorized Officer)


                                        By: /s/ Deborah K. Chapman
                                            ------------------------------------
                                            Deborah K. Chapman, Controller
                                            (Principal Financial and
                                            Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
  2.1     Amendment No. 1 to Agreement and Plan of Merger, dated as of June 13,
          2006, by and among ATS Medical, Inc., Seabiscuit Acquisition Corp., 3F
          Therapeutics, Inc. and Boyd D. Cox, as stockholder representative
          (Incorporated by reference to Exhibit 2.1 to the Company's Current
          Report on Form 8-K filed on June 19, 2006)

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

  10.1    2006 ATS Medical Management Incentive Compensation Plan

  10.2 Form of Change in Control Agreement executed by executive officers of the Company

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