Form 10-Q
period 2006-09-30
ATS MEDICAL INC
filed 2006-11-08
CIK 824068

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer       Accelerated filer  X     Non-accelerated filer
                        ---                     ---                          ---

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                               Yes       No   X
                                   -----    -----

     The number of shares outstanding of each of the registrant's classes of common stock as of October 30, 2006, was:

Common Stock, $.01 par value   40,279,892 shares

================================================================================

                                TABLE OF CONTENTS

                                                                         Page(s)
                                                                         -------
PART I.       FINANCIAL INFORMATION

ITEM 1.       Financial Statements (Unaudited)

                 Consolidated Balance Sheets as of  September 30, 2006
                 and December 31, 2005                                         3

                 Consolidated Statements of Operations for the three
                 and nine months ended September 30, 2006 and 2005             4

                 Consolidated Statements of Cash Flows for the
                 nine months ended September 30, 2006 and 2005                 5

                 Notes to Consolidated Financial Statements               6 - 15

ITEM 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations              16 - 23

ITEM 3.       Quantitative and Qualitative Disclosures About
              Market Risk                                                     23

ITEM 4.       Controls and Procedures                                         24

PART II.      OTHER INFORMATION

ITEM 1        Legal Proceedings                                               25

ITEM 1A.      Risk Factors                                                    26

ITEM 4.       Submission of Matters to a Vote of Security Holders             27

ITEM 6.       Exhibits                                                        28

SIGNATURES                                                                    29

EXHIBIT INDEX                                                                 30

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                ATS MEDICAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except per share and share data)

                                                        SEPTEMBER 30,   DECEMBER 31,
                                                             2006           2005
                                                        -------------   ------------
                                                         (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                              $  11,695       $ 16,620
   Short-term investments                                     4,648          5,089
   Accounts receivable, net                                  11,304         10,453
   Other receivables                                          2,017             --
   Inventories                                               19,269         21,286
   Prepaid expenses                                           1,220          1,204
                                                          ---------       --------
Total current assets                                         50,153         54,652
Leasehold improvements, furniture and equipment, net          7,991          8,330
Intangible assets                                            33,807         22,015
Other assets                                                    455            446
                                                          ---------       --------
Total assets                                              $  92,406       $ 85,443
                                                          =========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                       $   4,416       $  3,598
   Accrued compensation                                       2,461          2,394
   Accrued distributor liabilities                              406            752
   Other accrued liabilities                                  2,088            568
   Due to related party                                          --             90
   Current maturities of notes payable                        1,133            833
                                                          ---------       --------
Total current liabilities                                    10,504          8,235
Convertible senior notes payable, net of unamortized
   discounts and bifurcated derivatives of $5,036 and
   $3,624 at September 30, 2006 and December 31, 2005        17,364         18,776
Notes payable                                                 1,478            903
Shareholders' equity:
   Common stock, $.01 par value:
      Authorized shares - 100,000,000
      Issued and outstanding shares- 40,274,892 and
         31,114,131 at September 30, 2006 and
         December 31, 2005                                      403            311
   Additional paid-in capital                               166,061        139,743
   Deferred compensation                                         --           (566)
   Accumulated other comprehensive income (loss)                 86            (64)
   Accumulated deficit                                     (103,490)       (81,895)
                                                          ---------       --------
Total shareholders' equity                                   63,060         57,529
                                                          ---------       --------
Total liabilities and shareholders' equity                $  92,406       $ 85,443
                                                          =========       ========

The accompanying notes are an integral part of the consolidated financial statements.

                                ATS MEDICAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)

                                     THREE MONTHS ENDED    NINE MONTHS ENDED
                                       SEPTEMBER 30,         SEPTEMBER 30,
                                    -------------------   -------------------
                                      2006       2005       2006       2005
                                    --------   --------   --------   --------
Net sales                           $  9,122   $  8,333   $ 29,709   $ 24,703
Cost of goods sold                     3,894      5,714     14,302     15,489
                                    --------   --------   --------   --------
Gross profit                           5,228      2,619     15,407      9,214
Operating expenses:
   Sales and marketing                 5,287      4,323     15,233     13,765
   Research and development              528        409      1,370      1,118
   Acquired in-process research
      and development                 14,400         --     14,400         --
   General and administrative          2,067      1,928      6,288      5,443
                                    --------   --------   --------   --------
Total operating expenses              22,282      6,660     37,291     20,326
                                    --------   --------   --------   --------
Operating loss                       (17,054)    (4,041)   (21,884)   (11,112)
Net interest expense                    (446)       (37)    (1,235)       (58)
Change in value of derivative
   liability bifurcated from
   convertible senior notes              245         --      1,525         --
                                    --------   --------   --------   --------
Net loss                            ($17,255)  ($ 4,078)  ($21,594)  ($11,170)
                                    ========   ========   ========   ========
Net loss per share:
   Basic and diluted                  ($0.55)    ($0.13)    ($0.69)    ($0.36)
Weighted average number of shares
   used  in calculation:
   Basic and diluted                  31,358     31,039     31,256     30,981

The accompanying notes are an integral part of the consolidated financial statements.

                                ATS MEDICAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)
                                 (in thousands)

                                                       NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                      -------------------
                                                        2006       2005
                                                      --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                              ($21,594)  ($11,170)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation                                          1,317      1,145
   Loss on disposal of equipment                            26         --
   Stock compensation expense                              794        359
   Non-cash interest expense                               350         22
   Lower of cost or market adjustment                       --        700
   Change in value of convertible senior notes
      derivative liability                              (1,525)        --
   Acquired in-process research & development           14,400         --
   Changes in operating assets and liabilities, net
      of the effect of acquisitions:
      Accounts and other receivables                      (844)    (2,407)
      Inventories                                        2,609      2,821
      Prepaid expenses                                     121        222
      Other                                               (113)        (4)
      Accounts payable and accrued expenses               (873)    (1,374)
                                                      --------   --------
Net cash used in operating activities                   (5,332)    (9,686)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments                     (7,725)      (497)
Maturities of short-term investments                     8,179      6,235
Business acquisition costs, net of cash acquired          (555)        --
Payments for technology and distribution licenses         (210)    (1,817)
Purchases of furniture, machinery and equipment           (485)    (1,507)
                                                      --------   --------
Net cash provided by (used in) investing activities       (796)     2,414

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on notes payable                                1,500         --
Repayments of notes payable                               (625)      (556)
Net proceeds from sales of common stock                    178        413
                                                      --------   --------
Net cash provided by (used in) financing activities      1,053       (143)
                                                      --------   --------
Effect of exchange rate changes on cash                    150        132
                                                      --------   --------
Decrease in cash and cash equivalents                   (4,925)    (7,283)
Cash and cash equivalents at beginning of period        16,620      8,302
                                                      --------   --------
Cash and cash equivalents at end of period            $ 11,695   $  1,019
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

                                  Nine months ended
                                    September 30,
                                  -----------------
                                    2006      2005
                                  -------   -------
Assumptions used:
   Expected volatility               0.83      0.87
   Risk-free interest rate            4.8%      3.8%
   Expected life                  5 years   7 years
   Dividend yield                       0%        0%
Weighted average per share fair
   value of options granted         $2.03     $2.73

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

The Company uses the single option (i.e. straight-line) method of attributing the value of stock-based compensation expense for all stock option grants. Upon adoption of Statement 123(R), the Company changed its method of attributing the value of stock-based compensation expense on RSUs from the multiple-option (i.e. accelerated) approach to the single option method. Compensation expense for RSUs awarded prior to January 1, 2006 will continue to be subject to the accelerated multiple option method specified in FASB Interpretation No. 28 (FIN 28), Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, while compensation expense for RSUs awarded on or after January 1, 2006 will be recognized using the single option method. Stock compensation expense for all stock-based grants and awards is recognized over the service or vesting period of each grant or award.

Statement 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company's best estimate of awards ultimately expected to vest. Forfeitures represent only the unvested portion of a surrendered option and are typically estimated based on historical experience. Based on an analysis of the Company's historical data, the Company applied forfeiture rates of 9.57%, 10.14% and 11.85% to stock options outstanding in determining its Statement 123(R) stock compensation expense for the quarters ended September 30, 2006, June 30, 2006 and March 31, 2006, respectively, which it believes is a reasonable forfeiture estimate for these periods. In the Company's pro forma information required under Statement No. 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

The Company has a Stock Incentive Plan (the Plan) under which stock options to purchase Common Stock of the Company may be granted or RSUs may be awarded to employees and non-employees of the Company. Stock options may be granted under the Plan as incentive stock options (ISO) or as non-qualified stock options (non-ISO). The Company also has stock options outstanding from a previous equity compensation plan as well as free-standing options not under any plan. In addition, the Company has an Employee Stock Purchase Plan (ESPP) under which employees are eligible to purchase Common Stock of the Company on a quarterly basis at 85% of the lesser of the market price of the Common Stock on the first day of the quarter or the last day of the quarter. All stock issued under options exercised, RSUs awarded or ESPP shares purchased are new shares of the Company's Common Stock. Option grants generally carry contractual terms of up to ten years. RSU awards generally carry contractual terms of up to five years.

The following table summarizes the changes in stock options outstanding under the Company's stock-based compensation plans during the nine months ended September 30, 2006:

                                Stock Options Outstanding                              Weighted
                                     Under the Plans                                Average Option
                                -------------------------    Non-Plan               Exercise Price
                                      ISO      Non-ISO       Options      Total        Per Share
                                   ---------   -------      ---------   ---------   --------------
Balance at December 31, 2005       1,006,700   350,000      2,897,902   4,254,602        $3.09
   Options granted                        --     5,000             --       5,000         2.95
   Options exercised                  (7,625)       --        (32,202)    (39,827)        0.91
   Options cancelled                 (46,450)  (33,500)      (275,000)   (354,950)        4.44
                                   ---------   -------      ---------   ---------        -----
Balance at September 30, 2006        952,625   321,500      2,590,700   3,864,825
                                   =========   =======      =========   =========

The following table summarizes the ranges of exercise prices for outstanding and exercisable stock options as of September 30, 2006:

                            Options Outstanding at            Options Exercisable at
                             September 30, 2006:                September 30, 2006:
                  -----------------------------------------   ----------------------
                                    Weighted       Weighted                 Weighted
                                     Average        Average                  Average
    Range of         Number         Remaining      Exercise      Number     Exercise
Exercise Prices   Outstanding   Contractual Life     Price    Exercisable     Price
---------------   -----------   ----------------   --------   -----------   --------
$0.37 - $ 0.52       766,000       6.14 years        $0.44       641,875      $0.43
 0.79 -   2.35       650,000       6.51 years        $1.44       467,500      $1.45
 2.51 -   3.36       697,700       6.55 years        $2.97       605,700      $3.02
 3.46 -   3.80       981,750       7.32 years        $3.69       959,250      $3.69
 3.99 -   8.19       646,875       5.86 years        $5.33       646,875      $5.33
 8.50 -  12.44       122,500       3.56 years        $9.43       122,500      $9.43
                   ---------       ----------        -----     ---------      -----
$0.37 - $12.44     3,864,825       6.45 years        $2.99     3,443,700      $3.17
                   =========                                   =========

As of September 30, 2006, the aggregate intrinsic value of options outstanding and exercisable was $2.1 million and $1.7 million, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2006 was approximately $0.1 million. The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the closing price of the Company's Common Stock on September 30, 2006 of $2.36 per share and the exercise price of each-in-the-money option) that would have been received by the option holders had all option holders exercised their options on September 30, 2006.

The following table summarizes the changes in RSU awards outstanding under the Plan during the nine months ended September 30, 2006:

                                              Weighted        Weighted
                                               Average         Average
                                   No. of    Award Date       Remaining
                                   Shares    Fair Value   Contractual Term
                                 ---------   ----------   ----------------
Unvested at December 31, 2005      348,000      $3.25        1.53 years
   Awards granted                  807,272       2.83                --
   Awards vested                   (87,000)      3.25                --
   Awards forfeited                (55,000)      3.12                --
                                 ---------      -----        ----------
Unvested at September 30, 2006   1,013,272      $2.92        2.11 years
                                 =========

As of September 30, 2006, the aggregate intrinsic value of RSU awards outstanding was $2.4 million. The aggregate intrinsic value represents the total pre-tax value of Common Stock RSU holders would have received (based on the closing price of the Company's Common Stock on September 30, 2006 of $2.36 per share) had all RSUs vested and Common Stock been issued to the RSU holders on September 30, 2006.

The Company had a total of 6,049,325 shares of Common Stock reserved for stock option grants and RSU awards at September 30, 2006, of which 1,171,228 shares were available for future grants or awards under the Plan.

For the three months ended September 30, 2006, the Company recognized $0.2 million of stock compensation expense in connection with the adoption of Statement 123(R). Total stock compensation expense recognized during the three months ended September 30, 2006 totaled $0.3 million (or $0.01 per share), of which $0.1 million was included in general and administrative expenses and $0.2 million was included in sales and marketing expenses.

For the nine months ended September 30, 2006, the Company recognized $0.4 million in stock compensation expense in connection with the adoption of Statement 123(R). Total stock compensation expense recognized during the nine months ended September 30, 2006 totaled $0.8 million (or $0.03 per share), of which $0.3 million was included in general and administrative expenses and $0.5 million was included in sales and marketing expenses.

For the three and nine months ended September 30, 2005, the Company recognized $0.3 million and $0.4 million in stock compensation expense, respectively.

Because the Company maintained a full valuation allowance on its U.S. deferred tax assets, the Company did not recognize any tax benefit related to its stock-based compensation expense for the three or nine months ended September 30, 2006.

As of September 30, 2006, the Company had $0.3 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over a weighted average period of approximately one year, and $1.9 million of total unrecognized compensation expense, net of estimated forfeitures, related to RSU awards that will be recognized over a weighted average period of approximately two years.

Prior to the adoption of Statement 123(R), the Company accounted for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (APB
25), and related interpretations. The exercise price of the Company's employee stock options generally equaled the market price of the underlying stock on the date of grant for all options granted, and thus, under APB 25, no compensation expense was recognized. Pro forma information regarding net loss and net loss per share is required by Statement No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement No. 123.

The following table illustrates the pro forma effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement No. 123 to stock-based employee compensation for the three and nine months ended September 30, 2005. Since stock-based compensation expense for the three and nine months ended September 30, 2006, was calculated and recorded under the provisions of Statement 123(R), no pro forma disclosure for those periods is presented:

                                                      Three months ended    Nine months ended
(in thousands, except per share data)                 September 30, 2005   September 30, 2005
-------------------------------------                 ------------------   ------------------
Net loss, as reported                                      ($4,078)             ($11,170)
Less: Total stock-based employee compensation
   expense determined under fair value based method
   for all awards                                             (547)               (1,629)
                                                           -------              --------
Pro forma net loss                                         ($4,625)             ($12,799)
                                                           =======              ========
Net loss per share:
   As reported
      Basic and diluted                                     ($0.13)               ($0.36)
   Pro forma
      Basic and diluted                                     ($0.15)               ($0.41)

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

NOTE 3. ACQUISITION OF 3F THERAPEUTICS, INC.

On September 29, 2006, the Company completed the 100% acquisition of all voting and non-voting stock of 3F Therapeutics, Inc. (3F), a privately-held medical device company specializing in heart tissue valve replacement. The Company views the acquisition of 3F as a significant step in executing its vision of obtaining a leadership position in all segments of the cardiac surgery market.

The acquisition was consummated pursuant to an agreement and plan of merger dated January 23, 2006, as amended (the Merger Agreement). Under the terms of the Merger Agreement, upon closing, the Company paid each 3F stockholder its pro-rata portion of an initial payment of 9 million shares of the Company's Common Stock, subject to certain adjustments. The Company deposited 1,425,000 shares of the closing payment in escrow to be held for at least 18 months ("escrow period") after closing of the merger to cover indemnification claims and certain contingencies. At the conclusion of the escrow period, the balance of the escrow account will be distributed pro-rata to holders of 3F capital stock. In addition to the initial closing payment, the Company will be obligated to make additional contingent payments to 3F stockholders of up to 5 million shares of the Company's Common Stock upon obtaining either CE mark or FDA approval of certain key products on or prior to December 31, 2013, up to an aggregate of 10 million shares of the Company's Common Stock. Milestone share payments may be accelerated upon completion of certain transactions involving these key products. These contingent payments are subject to certain rights of set-off for indemnification claims and certain other events.

PURCHASE PRICE

The Company has accounted for the acquisition of 3F as a purchase under U.S. generally accepted accounting principles. Under the purchase method of accounting, the assets and liabilities of 3F were recorded as of the acquisition date, at their respective fair values, and consolidated with those of the Company. The purchase price allocation is based upon preliminary estimates of the fair value of assets acquired and liabilities assumed. The Company is in the process of gathering information to finalize its valuation of certain assets, primarily the valuation of acquired intangible assets. The purchase price allocation will be finalized once the Company has all the necessary information to complete its estimate, but no later than one year from the acquisition date. The preparation of the valuation required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows and the applicable discount rates. These estimates were based on assumptions that the Company believes to be reasonable. However, actual results may differ from these estimates.

The preliminary purchase price is as follows (amounts in thousands):

Fair value of ATS Common Stock                   $26,100
Other estimated acquisition-related costs          3,154
                                                 -------
   Total preliminary purchase price              $29,254
                                                 =======

PRELIMINARY PURCHASE PRICE ALLOCATION

The following table summarizes the 3F preliminary purchase price allocation (amounts in thousands):

Cash                                             $ 2,599
Other current assets                               2,846
Intangible assets subject to amortization          7,150
Goodwill                                           4,662
Other long-term assets                               519
Acquired in-process research and development      14,400
Current liabilities                               (2,922)
                                                 -------
   Total preliminary purchase price allocation   $29,254
                                                 =======

In connection with the accounting for the acquisition of 3F, the Company wrote-up inventory acquired from manufacturing cost to fair value resulting in an increase of $0.2 million. Fixed assets were also recorded at fair value resulting in an increase of $0.2 million.

The excess of the purchase price over the fair value of net tangible assets acquired was allocated to specific intangible asset categories and in-process research and development as follows:

                                                          Weighted Average
                                                Amount      Amortization
(in thousands)                                 Assigned        Period
                                               --------   ----------------
Definite-lived intangible assets:
   Technology - core                            $ 5,200       20 years
   Technology - developed                           700        9 years
   Tradenames and trademarks                      1,200       15 years
   Other                                             50        7 years
                                                -------       --------
      Total definite-lived intangible assets    $ 7,150       18 years
                                                =======       ========

   Goodwill                                     $ 4,662
                                                =======
   Acquired in-process research
      and development                           $14,400
                                                =======

The Company believes that the estimated intangible assets so determined represent the fair value at the date of acquisition. The Company used the income approach to determine the fair value of the amortizable intangible assets and purchased research and development.

The $14.4 million acquired in-process research and development associated with the acquisition relates to the Enable product line of 3F and has been recorded as a non-recurring charge to operations for the three and nine months ended September 30, 2006. As the acquisition closed on September 29, 2006, no results of operations of 3F have been included in the Company's Statements of Operations for the three and nine months ended September 30, 2006, except for the charge for acquired in-process research and development.

PRO FORMA RESULTS OF OPERATIONS

The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and 3F as if the acquisition had occurred at the beginning of the earliest period presented. The historical consolidated financial information has been adjusted to give effect to pro forma events that are directly attributable to the merger and are factually supportable. The unaudited pro forma condensed consolidated financial information is presented for informational purposes only. The pro forma information is not necessarily indicative of what the financial position or results of operations actually would have been had the acquisition been completed at the dates indicated. In addition, the unaudited pro forma condensed consolidated financial information does not purport to project the future financial position or operating results of the Company after completion of the acquisition.

                                          Three Months Ended     Nine Months Ended
                                            September 30,          September 30,
                                         -------------------   --------------------
(in thousands, except per share data)       2006      2005       2006        2005
                                         --------   --------   --------   ---------
Net sales                                $  9,130   $  8,398   $ 29,795   $  25,014
License revenue                             3,650      3,710     11,031       4,943
                                         --------   --------   --------   ---------
   Total revenue                         $ 12,780   $ 12,108   $ 40,826   $  29,957
                                         ========   ========   ========   =========

Net loss                                  ($3,596)   ($3,073)   ($7,797)   ($15,209)
                                         ========   ========   ========   =========

Net loss per share - basic and diluted    ($ 0.09)   ($ 0.08)   ($ 0.19)   ($  0.38)
                                         ========   ========   ========   =========

License revenue relates to license, supply and training agreements 3F had with Edwards Life Sciences (Edwards). The Edwards agreements were terminated in the fourth quarter of 2006 and no additional license revenue will be recognized.

The pro forma net loss for the three and nine months ended September 30, 2006 and 2005 includes $0.1 million in each period for the amortization of purchased intangible assets and the increase in depreciation expense of 3F related to the step-up of fixed assets to fair value. The pro forma net loss for the nine months ended September 30, 2006 and 2005 includes $0.4 million in each period for the amortization of purchased intangible assets and the increase in depreciation expense for the step-up of fixed assets to fair value. The unaudited pro forma financial information for all periods presented excludes the $14.4 million non-recurring charge for acquired in-process research and development.

NOTE 4. INVENTORIES

Inventories consist of the following, stated at the lower of cost (first-in, first-out basis) or market:

                       September 30,   December 31,
(in thousands)              2006           2005
                       -------------   ------------
Raw materials             $ 4,648        $ 5,047
Work in process             4,349          4,462
Finished goods             10,482         11,992
Obsolescence reserve         (210)          (215)
                          -------        -------
Total, net                $19,269        $21,286
                          =======        =======

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

The Warrants are exercisable at $4.40 per share and expire in 2010. The Company has reserved 105% of the shares necessary for the exercise of the warrants. The Warrants were valued at $1.13 per share using the Black-Scholes valuation model. The total value of the Warrants on the date of issuance was $1.5 million, is treated as a discount to the Notes and is amortized to interest expense over the 20 year life of the Notes using the effective interest method.

The Notes are convertible into Common Stock at any time at a fixed conversion price of $4.20 per share, subject to adjustment under certain circumstances including, but not limited to, the payment of cash dividends on Common Stock. If fully converted, the Notes would convert into 5,333,334 shares of the Company's Common Stock. At the date of issuance of the Notes, the Company had 19,222 authorized shares of its Common Stock available for the Note holders if conversion was elected.

The Note holders have the right to require the Company to repurchase the Notes at 100% of the principal amount plus accrued and unpaid interest on October 15 in 2010, 2015 and 2020 or in connection with certain corporate change of control transactions. If the Note holders elect to convert the Notes prior to October 15, 2010 in connection with certain corporate change of control transactions, the Company will increase the conversion rate for the Notes surrendered for conversion by a number of additional shares based on the stock price of the Company on the date of the change of control.

The Company has the right to redeem the Notes at 100% of the principal amount plus accrued and unpaid interest at any time on or after October 20, 2008. At any time prior to maturity, the Company may also elect to automatically convert some or all of the Notes into shares of its Common Stock if the closing price of the Common Stock exceeds $6.40 for a period as specified in the indenture. If an automatic conversion of the Notes occurs prior to October 15, 2008, the Company will make an additional payment to the Note holders equal to three full years of interest, less any interest actually paid or provided for prior to the conversion date. This payment can be made, at the option of the Company, in either cash or Common Stock.

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

The Company analyzed all of the above provisions in the Notes and related agreements for embedded derivatives under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and related Emerging Issues Task Force interpretations and SEC rules. The Company has determined that four such provisions in the convertible debt agreement are considered derivatives under FASB Statement No. 133:

     1. The embedded written option relating to the Common Stock that may be potentially issuable upon conversion ("conversion feature derivative")

     2. The option for Note holders to put back debt to the Company in connection with certain corporate change of control transactions

     3. The provision relating to an additional payment in connection with the automatic conversion of the Notes prior to October 15, 2008

     4. The provision to increase the conversion rate in the event of a change in control transaction

The Company prepared valuations of each of the above derivatives and recorded a $5.5 million liability on the date of issuance of the Notes, with an offsetting discount to the Notes.

The derivative liability is adjusted to fair value on a quarterly basis. The adjustment to fair value for the three and nine months ended September 30, 2006 was $0.2 million and $1.5 million, respectively, and was credited to other income. The derivative liability is presented in the balance sheet within the same line as the Convertible Senior Notes payable. At its annual shareholder meeting held on September 25, 2006, the Company received approval from its shareholders to increase its authorized shares to 100,000,000, eliminating the previous deficiency in authorized shares. Since the Company now has sufficient authorized shares to settle the Notes if converted, the conversion feature derivative is no longer accounted for as an embedded derivative under FASB Statement No. 133. The remaining fair value of the conversion feature derivative liability at September 30, 2006 ($1.4 million) was offset against the related debt discount. The derivative liability remaining at September 30, 2006 was $0.2 million.

The discount related to the derivative liability is being amortized to interest expense using the effective interest method over 20 years. At September 30, 2006, the remaining unamortized discounts relating to the Warrants and the derivative liability was $5.3 million.

In 2004, the Company entered into a secured credit facility with a bank, consisting of a $2.5 million term note and a $6.0 million line of credit. The Company fully drew down the $2.5 million term note, which calls for equal installment payments over 36 months, which commenced in February 2005. As of September 30, 2006, the balance due on this note was $1.1 million. The Company is subject to certain financial covenants under the secured credit facility agreement, as amended, to maintain a liquidity ratio of not less than 2.0 to 1.0 and a net tangible net worth of at least $40 million. At September 30, 2006, the Company was in compliance with these financial covenants.

On March 29, 2006, the Company entered into a second amendment to the secured credit facility whereby the bank agreed to waive the prohibition set forth in the credit facility agreement with respect to the Company's pending acquisition of 3F, and the bank consented to such acquisition. In addition, the bank agreed to provide for advances of up to $1.5 million, which the Company may use to finance or refinance eligible equipment purchased on or after

June 1, 2005 and on or before May 31, 2006. Such equipment advances will be amortized over a 60-month period and carry an interest rate of prime plus 1.75%. On March 31, 2006, the Company fully drew down the $1.5 million advance amount, all of which was outstanding at September 30, 2006.

NOTE 8. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement No. 123 (Revised 2004), Share-Based Payment, which revises FASB Statement No. 123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123(R) was adopted by the Company on January 1, 2006. The impact of adopting this Standard is discussed above in Note 2, "Stock-Based Compensation."

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections (Statement 154), which replaces APB Opinion No. 20, Accounting Changes, and Statement No.3, Reporting Accounting Changes in Interim Financial Statements. This Statement changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, this Statement requires retrospective application to prior periods' financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. The adoption of Statement 154 did not have an impact on the Company's consolidated financial statements.

In July 2006, the FASB issued FASB interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including the decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of the application of FIN 48, these will be accounted for as an adjustment to retained earnings. The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (Statement 157). Statement 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. Statement 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of Statement 157 on its consolidated financial position and results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 requires that public companies utilize a "dual-approach" to assessing the quantitative effects of financial misstatements. This dual-approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company is currently assessing the impact of adopting SAB 108 but does not expect that it will have a material effect on the consolidated financial position or results of operations.

NOTE 9.  LITIGATION

On January 23, 2006, following execution of the Merger Agreement between the Company and 3F Therapeutics, 3F was informed of a summons and complaint dated January 19, 2006, which was filed in the United States District Court in the Southern District of New York by Arthur N. Abbey ("Abbey") against 3F Partners Limited Partnership II (a major stockholder of 3F, "3F Partners II"), Theodore
C. Skokos (the then chairman of the board and a stockholder of 3F), 3F Management II, LLC (the general partner of 3F Partners II), and 3F (collectively, the "Defendants") (the "Abbey I Litigation"). The summons and complaint alleges that the Defendants committed fraud under federal securities laws, common law fraud and negligent misrepresentation in connection with the purchase by Abbey of certain securities of 3F Partners II. In particular, Abbey claims that Defendants induced Abbey to invest $4 million in 3F Partners II, which, in turn, invested $6 million in certain preferred stock of 3F, by allegedly causing Abbey to believe, among other things, that such investment would be short-term. Pursuant to the complaint, Abbey is seeking rescission of his purchase of his limited partnership interest in 3F Partners II and return of the amount paid therefor (together with pre-and post-judgment interest), compensatory damages for the alleged lost principal of his investment (together with interest thereon and additional general, consequential and incidental damages), general damages for all alleged injuries resulting from the alleged fraud in an amount to be determined at trial and such other legal and equitable relief as the court may deem just and proper. Abbey did not purchase any securities directly from 3F and is not a stockholder of 3F. On March 23, 2006, 3F filed a motion to dismiss the complaint. Under the Private Securities Litigation Reform Act, no discovery will be permitted until the judge rules upon the motion to dismiss. On May 15, 2006, 3F filed and served a reply memorandum of law in further support of its motion to dismiss Abbey's complaint with prejudice.

On or about June 14, 2006, Abbey commenced a second civil action in the Court of Chancery in the State of Delaware by serving 3F with a complaint naming both 3F and Theodore C. Skokos as defendants (the "Abbey II Litigation"). The complaint alleges, among other things, fraud and breach of fiduciary duties in connection with the purchase by Abbey of his partnership interest in 3F Partners II. The Delaware action seeks: (1) a declaration that (a) for purposes of the proposed merger, Abbey is a record stockholder of 3F (even though he is not himself a record owner of any of the capital stock of 3F) and is thus entitled to withhold his consent to the merger and seek appraisal rights if the merger is consummated and (b) the irrevocable stockholder consent submitted by 3F Partners II to approve the merger be voided as unenforceable; and (2) damages based upon allegations that 3F aided and abetted Mr. Skokos in breaching Mr. Skokos's fiduciary duties of loyalty and faith to Abbey. On July 17, 2006, 3F filed a motion to dismiss the complaint in the Abbey II Litigation, or, alternatively, to stay the action pending adjudication of the Abbey I Litigation. On October 10, 2006, the Delaware Chancery Court entered an order staying the Delaware action pending the outcome of the prior action filed in the United States District Court in the Southern District of New York.

3F has been notified by its director and officer insurance carrier that such carrier will provide a defense and cover all defense costs as to 3F and Theodore
C. Skokos in the Abbey I Litigation and Abbey II Litigation, subject to policy terms and full reservation of rights. In addition, under the Merger Agreement, 3F and the 3F stockholder representative have agreed that the Abbey I Litigation and Abbey II Litigation are matters for which express indemnification is provided, the effect of which is that the escrow shares and milestone shares (if any) may be used by ATS to satisfy in part ATS's set-off rights and indemnification claims for damages and losses incurred by 3F or ATS (and their directors, officers and affiliates) that are not otherwise covered by applicable insurance arising from the Abbey I Litigation and Abbey II Litigation. See Note 3 of Notes to Consolidated Financial Statements in this Report for a description of the escrow and milestone shares. The Company believes that the Abbey I Litigation and Abbey II Litigation will not result in a material impact on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "may," "expect," "believe," "anticipate" or "estimate" identify such forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially from those expressed in such forward-looking statements. Some of the factors that could cause such material differences are identified in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (as amended) and in Part II, Item IA on page 26 of this Report. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future filings with the SEC.

EXECUTIVE OVERVIEW

We develop, manufacture and market medical devices. Our primary interest lies with devices used by cardiovascular surgeons in the cardiac surgery operating theater. Currently, we participate in the markets for mechanical bileaflet replacement heart valves, tissue heart valve therapies, allograft tissues, the surgical treatment of atrial fibrillation, and the market for surgical tools and accessories. We also are engaged in a development project for autotransfusion products.

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

During 2002, we reorganized the Company, laying off more than half of the work force, including all executive management. With the hiring of a new president late in 2002, we started the process of rebuilding our sales and marketing teams, especially in the United States. This rebuilding is the most significant factor in our operating expense levels during the last three fiscal years. Because sales prices in the United States exceed selling prices elsewhere, we feel that our future success will depend on achieving increased market share in the United States. Our U.S. sales as a percentage of our overall sales have grown from 4% in 2000 to 40% for the first nine months of 2006.

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

On September 29, 2006, the Company completed the acquisition of 3F Therapeutics, Inc. (3F), a privately-held medical device company specializing in heart tissue valve replacement. The Company views the acquisition of 3F as a significant step in executing its vision of obtaining a leadership position in all segments of the cardiac surgery market.

The acquisition was consummated pursuant to an agreement and plan of merger dated January 23, 2006, as amended (the Merger Agreement). Under the terms of the Merger Agreement, upon closing, the Company paid each 3F stockholder its pro-rata portion of an initial payment of 9 million shares of the Company's Common Stock, subject to certain adjustments. The Company deposited 1,425,000 shares of the closing payment in escrow to be held for at least 18 months ("escrow period") after closing of the merger to cover indemnification claims and certain contingencies. At the conclusion of the escrow period, the balance of the escrow account will be distributed pro-rata to holders of 3F capital stock. In addition to the initial closing payment, the Company will be obligated to make additional contingent payments to 3F stockholders of up to 5 million shares of the Company's Common Stock upon obtaining either CE mark or FDA approval for 3F's key products on or prior to December 31, 2013, up to an aggregate of 10 million shares of the Company's Common Stock. Milestone events also include certain transactions involving these key products. These contingent payments are subject to certain rights of set-off for indemnification claims and certain other events. See Note 3 of "Notes to Consolidated Financial Statements" in this report for additional information regarding the acquisition, including the purchase price and the preliminary allocation of the purchase price.

Also in September 2006, we entered into an exclusive distribution agreement with Novare Surgical Systems, Inc. for Novare's Enclose II(R) cardiac anastomosis assist device. We will distribute the device in the United States, Germany, France and the United Kingdom. The Enclose II anastomosis assist device is used by cardiac surgeons to attach a bypass vessel to the aorta during coronary artery bypass graft surgery.

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

The Financial Accounting Standards Board issued FASB Statement No. 123 (Revised
2004), Share-Based Payment (Statement 123(R)), which was adopted by ATS on January 1, 2006, using the modified prospective transition method. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options and restricted stock unit awards, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. See Note 2 of "Notes to Consolidated Financial Statements" and the discussion under "Results of Operations-General & Administrative" below for additional information regarding stock-based compensation plans and our adoption of Statement 123(R).

RESULTS OF OPERATIONS

The following table provides the dollar and percentage change in the Statements of Operations for the three and nine month periods ended September 30, 2006 and 2005.

                                     THREE MONTHS ENDED SEPTEMBER 30,              NINE MONTHS ENDED SEPTEMBER 30,
                                ------------------------------------------   -------------------------------------------
                                                       Increase (Decrease)                           Increase (Decrease)
                                                       -------------------                           -------------------
(In thousands)                     2006       2005         $         %          2006        2005         $         %
                                ---------   --------    -------   ------     ---------   ---------    -------   ------
Net sales                       $   9,122   $  8,333    $   789      9.5%    $  29,709   $  24,703    $ 5,006     20.3%
Cost of goods sold                  3,894      5,714     (1,820)   (31.9)%      14,302      15,489     (1,187)    (7.7)%
                                ---------   --------    -------   ------     ---------   ---------    -------   ------
Gross profit                        5,228      2,619      2,609     99.6%       15,407       9,214      6,193     67.2%
Gross profit %                       57.3%      31.4%                             51.9%       37.3%
Operating expenses:
   Sales and marketing              5,287      4,323        964     22.3%       15,233      13,765     15,233     10.7%
   Research and development           528        409        119     29.1%        1,370       1,118        252     22.5%
   Acquired in-process R & D       14,400         --     14,400       --        14,400          --     14,400       --
   General and administrative       2,067      1,928        139      7.2%        6,288       5,443        845     15.5%
                                ---------   --------    -------   ------     ---------   ---------    -------   ------
Total operating expenses           22,282      6,660     15,622    234.6%       37,291      20,326     16,965     83.5%
                                ---------   --------    -------   ------     ---------   ---------    -------   ------
Operating loss                    (17,054)    (4,041)    13,013   (322.0)%     (21,884)    (11,112)    10,772     96.9%
Net interest income (expense)        (446)       (37)       409   1105.4%       (1,235)        (58)     1,177   2029.3%
Change in value of derivative
   liability bifurcated from
   convertible senior notes           245         --        245       --         1,525          --      1,525       --
                                ---------   --------    -------   ------     ---------   ---------    -------   ------
Net loss                         ($17,255)   ($4,078)   $13,177    323.1%     ($21,594)   ($11,170)   $10,424     93.3%
                                =========   ========    =======   ======     =========   =========    =======   ======

The following table presents the Statements of Operations as a percentage of net sales for the three and nine month periods ended September 30, 2006 and 2005.

                                THREE MONTHS ENDED   NINE MONTHS ENDED
                                   SEPTEMBER 30,       SEPTEMBER 30,
                                ------------------   -----------------
                                  2006      2005       2006     2005
                                 ------    -----      -----    -----
Net sales                         100.0%   100.0%     100.0%   100.0%
Cost of goods sold                 42.7%    68.6%      48.1%    62.7%
                                 ------    -----      -----    -----
Gross profit                       57.3%    31.4%      51.9%    37.3%
Operating expenses:
   Sales and marketing             58.0%    51.9%      51.3%    55.7%
   Research and development         5.8%     4.9%       4.6%     4.5%
   Acquired in-process R & D      157.9%     0.0%      48.5%     0.0%
   General and administrative      22.7%    23.1%      21.2%    22.0%
                                 ------    -----      -----    -----
Total operating expenses          244.3%    79.9%     125.5%    82.3%
                                 ------    -----      -----    -----
Operating loss                   (187.0)%  (48.5)%    (73.7)%  (45.0)%
Net interest income (expense)      (4.9)%   (0.4)%     (4.2)%   (0.2)%
Change in value of derivative
   liability bifurcated from
   convertible senior notes         2.7%     0.0%       5.1%     0.0%
                                 ------    -----      -----    -----
Net loss                         (189.2)%  (48.9)%    (72.7)%  (45.2)%
                                 ======    =====      =====    =====

NET SALES. The following table provides the dollar and percentage change in net sales inside and outside the United States and Canada for the three and nine month periods ended September 30, 2006 and 2005.

                             THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                           -----------------------------------   -------------------------------------
                                              Increase                                Increase
(In thousands)              2006     2005    (Decrease)     %      2006      2005    (Decrease)     %
                           ------   ------   ----------   ----   -------   -------   ----------   ----
United States and Canada   $3,799   $3,392      $407      12.0%  $11,859   $ 9,514     $2,345     24.6%
Outside U. S. and Canada    5,323    4,941       382       7.7%   17,850    15,189      2,661     17.5%
                           ------   ------      ----      ----   -------   -------     ------     ----
Total                      $9,122   $8,333      $789       9.5%  $29,709   $24,703     $5,006     20.3%
                           ======   ======      ====      ====   =======   =======     ======     ====

The following table provides net sales inside and outside the United States and Canada as a percentage of total net sales for the three and nine month periods ended September 30, 2006 and 2005.

                           THREE MONTHS ENDED   NINE MONTHS ENDED
                              SEPTEMBER 30,       SEPTEMBER 30,
                           ------------------   -----------------
                              2006    2005         2006    2005
                             -----   -----        -----   -----
Share of total sales:
United States and Canada      41.6%   40.7%        39.9%   38.5%
Outside U. S. and Canada      58.4%   59.3%        60.1%   61.5%
                             -----   -----        -----   -----
Total                        100.0%  100.0%       100.0%  100.0%
                             =====   =====        =====   =====

Since late 2002, we have been building a new sales organization in the United States, which has grown to four area directors managing more than 30 sales territories. Our representation within these territories consists of both direct sales representatives and independent agents. This new sales organization and overall greater sales efforts contributed to our net sales increases in the United States and Canada. Mechanical heart valve sales, which comprise approximately 83% of the Company's worldwide sales base for the first nine months of 2006, were flat in the United States and Canada for the quarter ended September 30, 2006, and increased 5.5% for the nine months ended September 30, 2006, compared to the same periods in the prior year. Average selling price
(ASP) in the United States and Canada for the first nine months of 2006 was approximately 3% lower compared to the same period in 2005 due primarily to initial stocking sales to a new Canadian distributor.

Also during the last three years we have aggressively entered several international markets that represented opportunities for greater mechanical heart valve sales unit growth but at prices lower than our other direct markets. Prices in some of these territories are lower than our historical manufacturing costs. We believed this strategy was reasonable because it allowed us to increase our market share while reducing our high priced but paid-for inventories. We also believe that future lower product costs, related to carbon components manufactured internally, will allow us to achieve reasonable profit margins in these international markets. Mechanical heart valve sales increased 3.5% in international markets for the quarter ended September 30, 2006, and increased 11.9% for the nine months ended September 30, 2006, compared to the same periods in the prior year. International ASP was approximately 5% lower for the first nine months of 2006 compared to the same period in 2005 due to a shift in sales mix from higher-margin industrialized countries to lower-margin lesser-developed countries. This mix shift occurred primarily in the second quarter of 2006 and was due in part to negotiations on a new distribution arrangement with one of our larger industrialized-country distributors.

Both domestic and international net sales in 2006 have been favorably impacted by revenue from the new business initiatives and partnerships discussed above, mainly revenue derived from surgical cryotherapy products and processed cardiovascular allograft tissue. Approximately 17% of our worldwide revenue for the first nine months of 2006 was derived from non-mechanical heart valve products commercialized within the past 24 months.

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

By the end of the first quarter of 2006, we had substantially depleted our high-priced but paid-for inventories of carbon components purchased from Carbomedics, moving into lower-cost carbon material cost layers. This favorably impacted our third quarter and year-to-date 2006 gross profit by approximately $1.4 million and $3.6 million, respectively, and improved our gross profit percentage of net sales by approximately 15.0% and 9.7%, respectively.

Our gross profit as a percentage of net sales has also been favorably impacted by the new business initiatives and partnerships discussed above, principally surgical cryotherapy repair products and processed cardiovascular allograft tissue. Revenue and gross profit from these new business initiatives caused 2006 third quarter and year-to-date gross profit percentages to be higher by approximately 1.8% and 2.7%, respectively, and caused 2005 third quarter and year-to-date gross profit percentages to be higher by approximately 6.6% and 3.5%, respectively.

We have made write-downs to our inventories during the past three fiscal years due to future selling prices being lower than manufacturing costs in select international markets. These write-downs resulted in lower-of-cost-or-market
(LCM) inventory reserves, which were used as high-cost pyrolytic carbon components purchased from Carbomedics were sold into low selling-price international markets. During the third quarter of 2005, we recorded LCM write-downs of $0.7 million, which lowered our 2005 third quarter and year-to-date gross profit percentages by 8.4% and 2.8%, respectively. During the first quarter of 2006, the remaining LCM reserves were fully utilized in connection with the depletion of our high-priced but paid-for inventories of carbon components discussed above. Consequently, LCM inventory write-downs are not anticipated in 2006.

The ATS mechanical heart valve is made of materials that do not deteriorate. Other than the need to resterilize the valves periodically, there is no risk of perishability. Pyrolytic carbon, which is the substrate used in manufacturing our valves, has been the only material used to manufacture mechanical heart valves for humans for many years and remains the most advanced raw material for our products. The other sources of prosthetic heart valves for humans are cadaver and animal tissues. For our mechanical heart valves, however, obsolescence issues are remote due to certain advantages offered by mechanical heart valves, including superior durability. Similarly, we believe that, given the lead time that would be required, there is no material risk that there would be the introduction and FDA approval of another substrate that would replace pyrolytic carbon prior to the end of the period over which we expect to sell our inventory of valves.

SALES AND MARKETING. In the United States, our sales and marketing costs rose 21% in the third quarter of 2006 to $3.77 million, compared to $3.12 million for the third quarter of the prior year. For the first nine months of 2006, our U.S. sales and marketing costs rose 9% to $10.77 million, compared to $9.88 million for the same period in the prior year. These increases are due primarily to $0.46 million of stock compensation expense recognized in 2006 related to the adoption of Statement 123(R) on January 1, 2006, and to increased costs associated with our attendance at the European Association for Cardio Thoracic Surgeons trade show in Stockholm, Sweden in September 2006. During the past three fiscal years, our U.S. sales and marketing organization has steadily grown to more than 30 sales territories in the United States and has a marketing department that now consists of 15 employees.

Internationally, our sales and marketing costs increased 27% in the third quarter of 2006 to $1.52 million, compared to $1.20 million for the third quarter in 2005. For the first nine months of 2006, our international sales and marketing costs increased 15% to $4.46 million, compared to $3.89 million for same period in 2005. The increases in 2006 over the prior year reflect our continued investment in international markets, including the early 2005 set up of direct sales operations in Germany, the establishment of a European export company in the third quarter of 2006, higher sales and marketing expenses in Eastern Europe, Asia and China, and increased sales management.

RESEARCH AND DEVELOPMENT. Research and development (R & D) expenses increased 29% in the third quarter of 2006 and 23% for the first nine months of 2006, compared to the same periods in 2005, due to increased costs to develop and improve current and future products and the related regulatory and clinical activities for these products. R & D costs also increased due to staff additions and an increase in the number of R & D programs.

IN-PROCESS R & D. In connection with our acquisition of 3F, we recorded a non-recurring in-process R & D charge of $14.4 million in September 2006. See
Note 3 of "Notes to Consolidated Financial Statements" in this report for additional information regarding the acquisition, including the purchase price and the preliminary allocation of the purchase price.

GENERAL AND ADMINISTRATIVE. General and administrative (G & A) expenses increased $0.1 million to $2.1 million for the third quarter of 2006 and increased $0.8 million to $6.3 million for the first nine months of 2006 over the same periods in 2005. Major cost increases in G & A expenses for the first nine months of 2006 over the same period in 2005 were for outside consulting, legal and professional services of $0.4 million ($0.2 million in the third quarter of 2006) and bad debt expense of 0.4 million ($0.1 million in the third quarter of 2006) related primarily to the termination of an international distributor. These increases were partially offset by the allocation of 401(k) company match expense from G & A to individual operating departments beginning in 2006.

We recognized total stock compensation expense in the first nine months of 2006 of $0.8 million, of which $0.3 million was included in G & A expenses and $0.5 million in sales & marketing expenses. Of the $0.8 million total stock compensation expense for the first nine months of 2006, $0.4 million was attributable to the adoption of Statement 123(R), which we adopted on January 1, 2006. For the full year 2006, we estimate $0.6 million of additional stock compensation expense attributable to the adoption of Statement 123(R).

In December 2005, we authorized the acceleration of vesting of all otherwise unvested stock options held by our employees with an exercise price of $3.00 or greater granted under the Stock Incentive Plan or as a free standing option not under any plan. Options to purchase 1,294,232 shares of Common Stock (affecting 86 employees) were subject to this acceleration. The decision to accelerate vesting of these underwater options was made primarily to minimize future compensation expense that we would otherwise recognize in our consolidated statement of operations with respect to these options pursuant to Statement 123(R). We believe that the aggregate future expense eliminated as a result of the acceleration of the vesting of these options is approximately $3.3 million.

NET INTEREST INCOME (EXPENSE). In 2006, net interest expense was attributable primarily to the October 2005 sale of $22.4 million aggregate principal amount of 6% Convertible Senior Notes (Notes). Interest expense on the Notes in the third quarter and first nine months of 2006 was $0.5 million and $1.6 million, respectively, which also includes amortization of financing costs, the discount related to the implied value of Common Stock warrants sold with the Notes and the discounts related to the bifurcated Notes derivatives. See Note 7 of "Notes to Consolidated Financial Statements" in this report for more information regarding the Notes discounts. Interest expense in both 2006 and 2005 is also attributable to our credit facility with Silicon Valley Bank. Interest income was $0.17 million and $0.02 million for the third quarters of 2006 and 2005, respectively, and $0.54 million and $0.13 million for the first nine months of 2006 and 2005, respectively. Interest income is attributable to the investment of our cash balances.

CHANGE IN VALUE OF DERIVATIVE LIABILITY BIFURCATED FROM CONVERTIBLE SENIOR NOTES. In the third quarter and first nine months of 2006, we recorded non-operating income of $0.24 million and $1.52 million to adjust the Notes derivative liability to fair value. See Note 7 of "Notes to Consolidated Financial Statements" in this report for more information regarding the Notes derivative liability and the accounting for this liability under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.

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

NET LOSS. Our decrease in net loss for the third quarter and first nine months of 2006 compared to the same periods in 2005 resulted from changes in sales offset by changes in operating costs and non-operating income and expenses, all of which are described above.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments totaled $16.3 million at September 30, 2006 (including $2.6 million in cash acquired from 3F Therapeutics) compared to $21.7 million at December 31, 2005.

OPERATING ACTIVITIES. During the first nine months of 2006, we received cash payments from customers of $28.8 million and made payments to employees and suppliers of $33.3 million. During the first nine months of 2005, we received cash payments from customers of $22.6 million and made cash payments to employees and suppliers of $31.9 million. Our operating losses during the past three fiscal years were significantly funded through the depletion of inventories and the use of existing cash and investment balances. Since 2002, we have incurred significant expenses commercializing the ATS heart valve in the United States. As we build sales in future periods and our cost of inventories decrease, we believe our operating losses will decrease and we will move steadily towards a cash flow breakeven on sales and eventually to profitability. We believe our current cash balances, combined with cash generated from operations, will be adequate to fund our operating activities during the next twelve months.

INVESTING ACTIVITIES. We incurred $3.2 million of transaction costs related to the acquisition of 3F, including professional, investment banking, attorneys and accounting fees, offset in large part by $2.6 million in cash acquired in the transaction. In the second quarter of 2006, we made a $0.2 million additional license fee payment in connection with our global partnership agreement with CryoCath. We purchased property and equipment of $0.5 million and $1.5 million during the first nine months of 2006 and 2005, respectively. Capital purchases during 2005 were mainly in support of increasing production in our pyrolytic carbon facility. During 2006, our spending on property and equipment should decline as a significant portion of our 2005 purchases supported our pyrolytic carbon facility production increase efforts, which are substantially completed.

FINANCING ACTIVITIES. We received proceeds of approximately $0.2 million and $0.4 million during the first nine months of 2006 and 2005, respectively, from the issuance of Common Stock through exercises of stock options and purchases under our employee stock purchase plan.

In 2004 we entered into a secured credit facility consisting of a $2.5 million term note and a $6.0 million line of credit. We fully drew down the $2.5 million term note, which was used to fund equipment purchases for our pyrolytic carbon facility. The term note calls for equal installment payments over 36 months, which commenced in February 2005. Accordingly, during each of the first nine months of 2006 and 2005 we repaid $0.6 million on the note. We are subject to certain financial covenants under the secured credit facility agreement, as amended, to maintain a liquidity ratio of not less than 2.0 to 1.0 and a net tangible net worth of at least $40 million. At September 30, 2006, we were in compliance with these financial covenants.

On March 29, 2006, we entered into a second amendment to the secured credit facility whereby the bank agreed to waive the prohibition set forth in the credit facility agreement with respect to our pending acquisition of 3F, and the bank consented to such acquisition. In addition, the bank agreed to provide for advances of up to $1.5 million which we may use to finance or refinance eligible equipment purchased on or after June 1, 2005 and on or before May 31, 2006. Such equipment advances will be amortized over a 60 month period and carry an interest rate of prime plus 1.75%. On March 31, 2006, we fully drew down the $1.5 million advance amount. Repayments on this advance begin October 2006.

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

The Notes are convertible into Common Stock at any time at a fixed conversion price of $4.20 per share, subject to certain adjustments. If fully converted, the Notes would convert into approximately 5,333,334 shares of our Common Stock. If the Notes are converted under certain circumstances on or prior to October 15, 2008, we will pay the investors the interest they would have received on the Notes through that date. We have the right to redeem the Notes at 100% of the principal amount plus accrued interest at any time on or after October 20, 2008, and the investors have the right to require us to repurchase the Notes at 100% of the principal amount plus accrued interest on October 15 in 2010, 2015 and 2020. See Note 7 of "Notes to Consolidated Financial Statements" in this report for a full description of the terms and provisions of the Notes.

CASH MANAGEMENT

By the end of the first quarter of 2006, we had substantially depleted our high-priced but paid-for inventories of pyrolytic carbon components. During the last two years we have been increasing production of these components in our own factory. We estimate that operating costs will remain high in comparison to sales during 2006 and will require the use of cash to fund operations. We will draw down cash balances to fund operations during 2006.

Based upon the current forecast of sales and operating expenses, we believe we will have adequate cash to fund our operations for the next twelve months. However, any adverse change that affects our revenue, access to the capital markets or future demand for our products will affect our long-term viability. Maintaining adequate levels of working capital depends in part upon the success of our products in the marketplace, the relative profitability of those products and our ability to control operating and capital expenses. Funding of our operations in future periods may require additional investments in ATS in the form of equity or debt. There can be no assurance that we will achieve desired levels of sales or profitability, or that future capital infusions will be available.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Other than in connection with the restatements described below, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting. We completed the acquisition of 3F on September 29, 2006 and had not completed our documentation and testing of 3F's internal control over financial reporting as of the end of the period covered by this Report.

In the third quarter of 2006 we strengthened our internal controls over financial reporting by hiring a Senior Director of Finance. The responsibilities of this new position will include oversight of the worldwide finance and accounting functions, internal and external financial reporting, planning and analysis, treasury and cash management. The addition of this position adds depth to our finance organization and increases our internal knowledge of generally accepted accounting principles and financial reporting.

RESTATEMENTS

The Company has restated its financial statements as of and for the year ended December 31, 2005 and the three months ended March 31, 2006. The determination to restate these financial statements was made after an error was discovered in June 2006 in the accounting for embedded derivatives related to its Convertible Senior Notes (the Notes) under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and related Emerging Issues Task Force interpretations and SEC rules.

The Notes agreement permits Note holders to exchange their debt instruments for Common Stock at a conversion rate of $4.20 per share. The Company had insufficient authorized common shares as of the closing date, which required this embedded instrument to be bifurcated from the debt agreement and classified as a liability in accordance with EITF 00-19.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 23, 2006, following execution of the Merger Agreement between the Company and 3F Therapeutics, 3F was informed of a summons and complaint dated January 19, 2006, which was filed in the United States District Court in the Southern District of New York by Arthur N. Abbey ("Abbey") against 3F Partners Limited Partnership II (a major stockholder of 3F, "3F Partners II"), Theodore
C. Skokos (the then chairman of the board and a stockholder of 3F), 3F Management II, LLC (the general partner of 3F Partners II), and 3F (collectively, the "Defendants") (the "Abbey I Litigation"). The summons and complaint alleges that the Defendants committed fraud under federal securities laws, common law fraud and negligent misrepresentation in connection with the purchase by Abbey of certain securities of 3F Partners II. In particular, Abbey claims that Defendants induced Abbey to invest $4 million in 3F Partners II, which, in turn, invested $6 million in certain preferred stock of 3F, by allegedly causing Abbey to believe, among other things, that such investment would be short-term. Pursuant to the complaint, Abbey is seeking rescission of his purchase of his limited partnership interest in 3F Partners II and return of the amount paid therefor (together with pre-and post-judgment interest), compensatory damages for the alleged lost principal of his investment (together with interest thereon and additional general, consequential and incidental damages), general damages for all alleged injuries resulting from the alleged fraud in an amount to be determined at trial and such other legal and equitable relief as the court may deem just and proper. Abbey did not purchase any securities directly from 3F and is not a stockholder of 3F. On March 23, 2006, 3F filed a motion to dismiss the complaint. Under the Private Securities Litigation Reform Act, no discovery will be permitted until the judge rules upon the motion to dismiss. On May 15, 2006, 3F filed and served a reply memorandum of law in further support of its motion to dismiss Abbey's complaint with prejudice.

On or about June 14, 2006, Abbey commenced a second civil action in the Court of Chancery in the State of Delaware by serving 3F with a complaint naming both 3F and Theodore C. Skokos as defendants (the "Abbey II Litigation"). The complaint alleges, among other things, fraud and breach of fiduciary duties in connection with the purchase by Abbey of his partnership interest in 3F Partners II. The Delaware action seeks: (1) a declaration that (a) for purposes of the proposed merger, Abbey is a record stockholder of 3F (even though he is not himself a record owner of any of the capital stock of 3F) and is thus entitled to withhold his consent to the merger and seek appraisal rights if the merger is consummated and (b) the irrevocable stockholder consent submitted by 3F Partners II to approve the merger be voided as unenforceable; and (2) damages based upon allegations that 3F aided and abetted Mr. Skokos in breaching Mr. Skokos's fiduciary duties of loyalty and faith to Abbey. On July 17, 2006, 3F filed a motion to dismiss the complaint in the Abbey II Litigation, or, alternatively, to stay the action pending adjudication of the Abbey I Litigation. On October 10, 2006, the Delaware Chancery Court entered an order staying the Delaware action pending the outcome of the prior action filed in the United States District Court in the Southern District of New York.

3F has been notified by its director and officer insurance carrier that such carrier will provide a defense and cover all defense costs as to 3F and Theodore
C. Skokos in the Abbey I Litigation and Abbey II Litigation, subject to policy terms and full reservation of rights. In addition, under the Merger Agreement, 3F and the 3F stockholder representative have agreed that the Abbey I Litigation and Abbey II Litigation are matters for which express indemnification is provided, the effect of which is that the escrow shares and milestone shares (if any) may be used by ATS to satisfy in part ATS's set-off rights and indemnification claims for damages and losses incurred by 3F or ATS (and their directors, officers and affiliates) that are not otherwise covered by applicable insurance arising from the Abbey I Litigation and Abbey II Litigation. See Note 3 of Notes to Consolidated Financial Statements in this Report for a description of the escrow and milestone shares. We believe that the Abbey I Litigation and Abbey II Litigation will not result in a material impact on the Company's financial position or results of operations.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (as amended), which could have a material impact on our business, financial condition or results of operations. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, financial condition or results of operations. We are updating the risk factors set forth in our Annual Report on Form 10-K by adding the following risk factors.

Purchase accounting treatment of the merger with 3F could result in net losses for the foreseeable future.

We have accounted for the merger with 3F using the purchase method of accounting. Under purchase accounting, the estimated market value of shares of our Common Stock issued in the merger and the amount of the merger transaction costs were recorded as the cost of acquiring 3F. That cost has been allocated on a preliminary basis to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as acquired technology, acquired trademarks and tradenames, based on their estimated fair values at the date of acquisition. The excess of the purchase price over the fair market value of the net assets has been allocated as goodwill. The amount of purchase price currently allocated to goodwill and the other intangible assets is approximately $11.8 million. Our estimates are based upon currently available information and assumptions that we believe are reasonable. We are in the process of gathering information to finalize the valuation of certain assets, primarily the valuation of acquired intangible assets. However, there can be no assurance that the actual useful lives will not differ significantly from the current estimates. The amortization of goodwill and the other intangible assets could result in net losses for ATS for the foreseeable future, which could have a material adverse effect on the market value of our Common Stock.

We ultimately may experience a delay in introducing, or may not successfully complete development of, products that are currently under development, resulting in harm to our business.

Both ATS and 3F are in the process of developing certain products, including but not limited to 3F's Enable and Entrata products. The Enable product is currently in the early phases of clinical trials, and the Entrata product is still under development. In 2006, ongoing clinical trial results in Europe have resulted in 3F undertaking a review of the Enable valve cuff design. Successfully completing the development of these products and technologies presents substantial technical, medical and engineering challenges as well as regulatory hurdles. We may not successfully complete the development of these products, or these products may fail to work in the manner intended. If we are unable to successfully develop the products that are currently under development, we may suffer financial difficulties, which may have a material adverse effect on our business, financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Shareholders was held on September 25, 2006 at which time the following proposals were approved:

1) The issuance of up to 19,000,000 shares of our Common Stock pursuant to an Agreement and Plan of Merger, dated as of January 23, 2006, by and between us, Seabiscuit Acquisition Corp., our subsidiary, 3F Therapeutics, Inc. and Mr. Boyd D. Cox, as representative of the 3F Therapeutics stockholders, as amended by Amendment No. 1, dated June 13, 2006, and Amendment No. 2, dated August 10, 2006, by and among the same parties (collectively, as amended, the "Amended Merger Agreement");

2) An amendment to the our Restated Articles of Incorporation to increase the number of authorized shares of our capital stock from 40,000,000 to 100,000,000, and to authorize the filing of an amendment to the Restated Articles of Incorporation in connection herewith;

3) The election of four directors to our Board of Directors to hold office for the ensuing year and until their successors are elected and qualified;

4) An amendment to the ATS Medical, Inc. 1998 Employee Stock Purchase Plan to increase the number of shares of our Common Stock which may be purchased under the plan by 500,000 shares; and

5) An amendment to the ATS Medical 2000 Stock Incentive Plan to provide that, in lieu of automatic non-qualified stock option grants, non-employee directors will be automatically granted restricted stock units upon election and re-election to our Board of Directors.

Proxies for the Company were solicited pursuant to Section 14(a) of the Exchange Act, and there was no solicitation in opposition to management's solicitations. All nominees for directors as listed in the proxy statement were elected. The voting results were as follows:

                                                                                             Broker
                                                 For      Withhold    Against    Abstain    Non-Votes
                                             ----------   --------   ---------   -------   ----------
Issuance of up to 19,000,000 shares of our
   common stock pursuant to the Amended
   Merger Agreement                          12,951,512         --     191,529   255,043   13,746,233

Amendment to Restated Articles of
   Incorporation to increase the number
   of authorized shares of capital stock     25,633,687         --   1,356,788   153,824           --

Election of Directors:
   Michael D. Dale                           26,892,150    252,149          --        --           --
   Steven M. Anderson                        26,896,115    248,184          --        --           --
   Robert E. Munzenrider                     26,793,469    350,830          --        --           --
   Eric W. Sivertson                         26,409,248    735,051          --        --           --

Amendment to 1998 Employee Stock
   Purchase Stock Plan                       12,852,744         --     395,631   149,691   13,746,233

Amendment to 2000 Stock Incentive Plan       12,567,788         --     610,572   219,706   13,746,233

ITEM 6. EXHIBITS

2.1 Amendment No. 2 to Agreement and Plan of Merger, dated as of August 10, 2006, by and among the Company, Seabiscuit Acquisition Corp., 3F Therapeutics, Inc. and Boyd D. Cox, as stockholder representative (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on August 15, 2006)

3.1 Second Restated Articles of Incorporation of ATS Medical, Inc, filed herewith

3.2 Bylaws of the Company, as amended to date (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

4.1 Specimen certificate for shares of Common Stock of the Company (Incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

10.1* Exclusive Distribution Agreement, effective as of October 1, 2006, by and between the Company and Novare Surgical Systems, Inc., filed herewith

10.2 Amendment No. 2 dated September 1, 2006, to Original Lease Agreement dated April 29, 2000, by and between the Company and St. Paul Properties, Inc., filed herewith

10.3 Amendment No. 11 dated September 1, 2006, to Original Lease Agreement dated December 22, 1987, by and between the Company and St. Paul Properties, Inc., filed herewith

10.4 Amendment, dated August 15, 2006, to the Loan and Security Agreement between Silicon Valley Bank and the Company, dated July 28, 2004 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 17, 2006)

10.5 ATS Medical, Inc. 1998 Employee Stock Purchase Plan, as amended through September 25, 2006 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 29, 2006)

10.6 ATS Medical, Inc. 2000 Stock Incentive Plan, as amended through September 25, 2006 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 29, 2006)

31.1 Certification of Principal Executive Officer pursuant to Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act, as amended (Section 302 Certification)

31.2 Certification of Principal Financial Officer pursuant to Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act, as amended (Section 302 Certification)

32.1    Certification of the Principal Executive Officer pursuant to 18 U.S.C.
        Section 1350 (Section 906 Certification)

32.2    Certification of the Principal Financial Officer pursuant to 18 U.S.C.
        Section 1350 (Section 906 Certification)

----------
* Pursuant to Rule 24b-2 of the Exchange Act, confidential portions of this exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2006                  ATS MEDICAL, INC.


                                        By: /s/ Michael D. Dale
                                            ------------------------------------
                                            Michael D. Dale, Chief Executive
                                            Officer (Duly Authorized Officer)


                                        By: /s/ Michael R. Kramer
                                            ------------------------------------
                                            Michael R. Kramer, Senior Director
                                            of Finance (Principal Financial
                                            Officer)

                                  EXHIBIT INDEX

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
2.1       Amendment No. 2 to Agreement and Plan of Merger, dated as of August
          10, 2006, by and among the Company, Seabiscuit Acquisition Corp., 3F
          Therapeutics, Inc. and Boyd D. Cox, as stockholder representative
          (Incorporated by reference to Exhibit 2.1 to the Company's Current
          Report on Form 8-K filed on August 15, 2006)

3.1 Second Restated Articles of Incorporation of ATS Medical, Inc, filed herewith

3.2 Bylaws of the Company, as amended to date (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

4.1       Specimen certificate for shares of Common Stock of the Company
          (Incorporated by reference to Exhibit 4.1 to the Company's Annual
          Report on Form 10-K for the year ended December 31, 1997)

10.1* Exclusive Distribution Agreement, effective as of October 1, 2006, by and between the Company and Novare Surgical Systems, Inc., filed herewith

10.2 Amendment No. 2 dated September 1, 2006, to Original Lease Agreement dated April 29, 2000, by and between the Company and St. Paul
          Properties, Inc., filed herewith

10.3 Amendment No. 11 dated September 1, 2006, to Original Lease Agreement dated December 22, 1987, by and between the Company and St. Paul
          Properties, Inc., filed herewith

10.4 Amendment, dated August 15, 2006, to the Loan and Security Agreement between Silicon Valley Bank and the Company, dated July 28, 2004
          (Incorporated by reference to Exhibit 10.1 to the Company's Current
          Report on Form 8-K filed on August 17, 2006)

10.5      ATS Medical, Inc. 1998 Employee Stock Purchase Plan, as amended through September 25, 2006 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 29,
          2006)

10.6      ATS Medical, Inc. 2000 Stock Incentive Plan, as amended through
          September 25, 2006 (Incorporated by reference to Exhibit 10.1 to the
          Company's Current Report on Form 8-K filed on September 29, 2006)

31.1      Certification of the Principal Executive Officer pursuant to Rules
          13a-15(e)/15d-15(e) of the Securities Exchange Act, as amended
          (Section 302 Certification)

31.2      Certification of the Principal Financial Officer pursuant to Rules
          13a-15(e)/15d-15(e) of the Securities Exchange Act, as amended
          (Section 302 Certification)

32.1      Certification of the Principal Executive Officer pursuant to 18 U.S.C.
          Section 1350 (Section 906 Certification)

32.2      Certification of the Principal Financial Officer pursuant to 18 U.S.C.
          Section 1350 (Section 906 Certification)

* Pursuant to Rule 24b-2 of the Exchange Act, confidential portions of this exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.