Form 10-Q
period 2007-03-31
ATS MEDICAL INC
filed 2007-05-10
CIK 824068

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
Commission File Number: 0-18602
ATS MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1595629
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3905 Annapolis Lane N., Suite 105
Minneapolis, Minnesota	55447
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (763) 553-7736
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares outstanding of each of the registrant’s classes of common stock as of May 1, 2007, was:
Common Stock, $.01 par value          49,207,971 shares

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
ATS Medical, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	March 31,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,485	$4,612
Short-term investments	3,525	6,092
Accounts receivable, net	11,670	11,677
Inventories	19,682	18,782
Prepaid expenses	1,313	1,175

Total current assets	53,675	42,338

Leasehold improvements, furniture and equipment, net	7,937	8,213
Goodwill	5,092	5,092
Other intangible assets	28,171	28,063
Other assets	1,980	2,134

Total assets	$96,855	$85,840

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,330	$3,183
Accrued compensation	2,360	2,589
Accrued distributor liabilities	1,778	1,024
Other accrued liabilities	1,499	1,433
Current maturities of bank notes payable	994	1,133

Total current liabilities	8,961	9,362

Convertible senior notes payable, net of unamortized discounts and bifurcated derivatives of $4,991 and $5,006 at March 31, 2007 and December 31, 2006	17,409	17,394
Bank notes payable	1,050	1,194

Shareholders’ equity:
Common stock, $.01 par value:
Authorized shares - 100,000,000
Issued and outstanding shares- 48,957,221 and 40,320,487 at March 31, 2007 and December 31, 2006	490	403
Additional paid-in capital	182,604	166,411
Accumulated other comprehensive income	730	645
Accumulated deficit	(114,389)	(109,569)

Total shareholders’ equity	69,435	57,890

Total liabilities and shareholders’ equity	$96,855	$85,840

The accompanying notes are an integral part of the consolidated financial statements.

ATS Medical, Inc.
Consolidated Statements of Operations
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three months ended March 31,
	2007	2006
Net sales	$10,796	$9,730
Cost of goods sold	4,553	4,998

Gross profit	6,243	4,732

Operating expenses:
Sales and marketing	5,916	4,834
Research and development	1,657	405
General and administrative	2,649	1,942
Amortization of intangibles	415	—

Total operating expenses	10,637	7,181

Operating loss	(4,394)	(2,449)

Net interest expense	(445)	(311)
Change in value of derivative liability bifurcated from convertible senior notes	19	1,185

Net loss	($4,820)	($1,575)

Net loss per share:
Basic and diluted	($0.11)	($0.05)

Weighted average number of shares outstanding:
Basic and diluted	42,052	31,187

The accompanying notes are an integral part of the consolidated financial statements.

ATS Medical, Inc.
Consolidated Statements of Cash Flow
(Unaudited)
(In Thousands)

	Three months ended March 31,
	2007	2006
Operating activities
Net loss	($4,820)	($1,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	904	439
Loss on disposal of equipment	—	5
Stock compensation expense	316	199
Non-cash interest expense	112	115
Change in value of derivative liability bifurcated from convertible senior notes	(19)	(1,185)
Changes in operating assets and liabilities:
Accounts receivable	9	(1,214)
Inventories	(890)	1,129
Prepaid expenses	(138)	(752)
Accounts payable and accrued expenses	(260)	(1,531)
Other	76	(100)

Net cash used in operating activities	(4,710)	(4,470)

Investing activities
Purchases of short-term investments	—	(3,842)
Maturities of short-term investments	2,567	1,694
Payments for technology and distribution licenses	(23)	—
Purchases of leasehold improvements, furniture and equipment	(90)	(97)

Net cash provided by (used in) investing activities	2,454	(2,245)

Financing activities
Advances on bank notes payable	—	1,500
Repayments of bank notes payable	(283)	(209)
Net proceeds from sales of common stock	15,464	86

Net cash provided by financing activities	15,181	1,377

Effect of exchange rate changes	(52)	(47)

Increase (decrease) in cash and cash equivalents	12,873	(5,385)

Cash and cash equivalents at beginning of period	4,612	16,620

Cash and cash equivalents at end of period	$17,485	$11,235

Significant non-cash transaction
Issuance of common stock for acquisition of intangible assets	$500	—
The accompanying notes are an integral part of the consolidated financial statements.

ATS Medical, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Basis of Presentation
The consolidated financial statements included in this Form 10-Q have been prepared by ATS Medical, Inc. (hereinafter the “Company,” “ATS,” “we,” “us” or “our”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The consolidated financial statements include the accounts of the Company and its subsidiaries, and all significant inter-company accounts and transactions are eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations. The year-end balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. These unaudited consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
These statements reflect, in management’s opinion, all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. The results of operations for any interim period may not be indicative of results for the full year.
Certain financial statement items have been reclassified to conform to the current year’s format. These reclassifications had no impact on previously reported net earnings or total assets.
Note 2. Common Stock
Stock-Based Compensation
The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of SFAS No. 123 (Revised 2004), Share-Based Payment, Statement 123(R), which the Company adopted on January 1, 2006.
The following table summarizes the changes in stock options outstanding under the Company’s stock-based compensation plans:

	Stock Options Outstanding				Weighted
	Under the Plans				Average Option
			Non-Plan		Exercise Price
	ISO	Non-ISO	Options	Total	Per Share

Balance at December 31, 2006	917,625	299,000	2,532,700	3,749,325	$2.94
Options granted	—	—	—	—	—
Options exercised	(6,125)	—	(2,000)	(8,125)	0.63
Options canceled	(7,500)	—	(48,750)	(56,250)	2.63

Balance at March 31, 2007	904,000	299,000	2,481,950	3,684,950	$2.95

There were no stock options granted during either of the quarters ended March 31, 2007 and 2006.

The following table summarizes the ranges of exercise prices for outstanding and exercisable stock options as of March 31, 2007:

	Options Outstanding at			Options Exercisable at
	March 31, 2007:			March 31, 2007:
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$0.37 – $0.52	759,875	5.65 years	$0.44	759,875	$0.44
0.79 – 2.35	621,250	6.02 years	1.46	558,750	1.40
2.51 – 3.36	687,700	6.06 years	2.97	608,200	3.02
3.46 – 3.80	881,750	6.82 years	3.70	874,250	3.70
3.99 – 8.50	679,375	5.41 years	5.51	679,375	5.51
9.88 – 12.44	55,000	3.26 years	10.57	55,000	10.57

$0.37–$12.44	3,684,950	5.99 years	$2.95	3,535,450	$2.97

As of March 31, 2007, the aggregate intrinsic value of options outstanding and exercisable was approximately $1.6 million and the aggregate intrinsic value of options exercised for the quarter ended March 31, 2007 was not significant.
The following table summarizes restricted stock unit (RSU) awards activity under the Company’s stock-based compensation plans:

		Weighted	Weighted
		Average	Average
		Award Date	Remaining
	Number of Shares	Fair Value	Contractual Term

Unvested at December 31, 2006	1,169,522	$2.83	2.03 years
Awards granted	105,000	2.15	—
Awards vested	(243,000)	3.11
Awards forfeited	(55,200)	3.01	—

Unvested at March 31, 2007	976,322	$2.68	2.24 years

As of March 31, 2007, the aggregate intrinsic value of RSU awards outstanding was $2.0 million.
For the quarter ended March 31, 2007, stock compensation expense totaled $0.3 million (or $0.01 per share), of which $0.1 million was included in general and administrative expenses and $0.2 million was included in sales and marketing expenses. For the quarter ended March 31, 2006, stock compensation expense totaled $0.2 million (or $0.01 per share), of which $0.1 million was included in general and administrative expenses and $0.1 million was included in sales and marketing expenses. Based on an analysis of the Company’s historical data, the Company applied forfeiture rates of 9.26% and 11.85% to stock options and RSUs outstanding in determining its stock compensation expense for the quarters ended March 31, 2007 and 2006, respectively, which it believes is a reasonable forfeiture estimate for these periods.
As of March 31, 2007, the Company had $0.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over a weighted average period of less than one year, and $2.0 million of total unrecognized compensation expense, net of estimated forfeitures, related to RSU awards that will be recognized over a weighted average period of approximately two years.
The Company had a total of 5,656,450 shares of common stock reserved for stock option grants and RSU awards at March 31, 2007, of which 995,178 shares were available for future grants or awards under the Company’s stock-based compensation plans.

Private Placement
On March 16, 2007, in a private equity placement, the Company sold 8,125,000 shares of its common stock and received $15.4 million, net of offering costs. The private placement included the issuance of warrants to purchase 3,250,000 shares of the Company’s common stock at an exercise price of $2.40 per share, subject to adjustment upon certain events. The warrants become exercisable on September 17, 2007 and expire on March 15, 2012.
Note 3. Acquisition of 3F Therapeutics, Inc.
In September 2006, the Company completed the acquisition of all the voting and non-voting stock of 3F Therapeutics, Inc. (3F), a privately-held medical device company specializing in manufacturing heart tissue valve replacement components. The Company views the acquisition of 3F as a significant step in executing its vision of obtaining a leadership position in all segments of the cardiac surgery market. The preliminary purchase price (unchanged from December 31, 2006) was $29.4 million and consisted of $26.1 million in fair value of ATS common stock issued in the acquisition and $3.3 million in acquisition-related costs.
The acquisition was consummated pursuant to a January 2006 agreement and plan of merger, as amended (the Merger Agreement). Under the terms of the Merger Agreement, upon closing, the Company paid each 3F stockholder its pro-rata portion of an initial payment of 9 million shares of the Company’s common stock, subject to certain adjustments. The Company deposited 1,425,000 shares of the closing payment in escrow to be held for at least 18 months (escrow period) after closing of the merger to cover potential indemnification claims and certain contingencies. At the conclusion of the escrow period, the balance of the escrow account will be distributed pro-rata to the former holders of 3F capital stock. In addition to the initial closing payment, the Company is obligated to make additional contingent payments to 3F stockholders of up to 10 million shares of the Company’s common stock with 5 million shares issuable upon obtaining each of the CE mark and FDA approval of certain key products on or prior to December 31, 2013. Milestone share payments may be accelerated upon completion of certain transactions involving these key products. These contingent payments are subject to certain rights of offset for indemnification claims and certain other events.
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

Quarter Ended
March 31,
(in thousands, except per share data)	2006
Net sales	$9,773
License revenue	3,691

Total revenue	$13,464

Net loss	$(2,054)

Net loss per share – basic and diluted	$(0.05)

License revenue relates to license, supply and training agreements that 3F had with Edwards Lifesciences (Edwards). The Edwards agreements were terminated in the fourth quarter of 2006 and no additional license revenue will be recognized.
The unaudited pro forma net loss includes $0.1 million for the amortization of purchased intangible assets and the increase in depreciation expense of 3F related to the step-up of fixed assets to fair value. The unaudited pro forma financial information excludes the $14.4 million non-recurring charge for acquired in-process research and development.

Note 4. Inventories
Inventories consist of the following, stated at the lower of cost (first-in, first-out basis) or market:

	March 31,	December 31,
(in thousands)	2007	2006
Raw materials	$4,324	$4,615
Work-in-process	3,518	2,948
Finished goods	11,840	11,219

	$19,682	$18,782

Note 5. Comprehensive Income (Loss)
Comprehensive income (loss) for the Company includes gains and losses from foreign currency translation which are charged or credited to the cumulative translation account within shareholders’ equity. Gains and losses from foreign currency translation are not material. Comprehensive income also includes unrealized gains and losses on the Company’s investment portfolio, which are also charged or credited to shareholders’ equity. Unrealized gains and losses on investments are not material.
Note 6. Intangible Assets
Indefinite-lived Intangibles and Impairment Policy
Indefinite-lived intangible assets include technology licenses and agreements, and goodwill and are carried at cost. The Company applies Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, to its intangible assets, which prohibits the amortization of intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. Management reviews indefinite-lived intangible assets for impairment annually as of the last day of the second quarter, or more frequently if a change in circumstances or occurrence of events suggests the remaining value may not be recoverable. The test for impairment requires management to make estimates about fair-value which are based either on the expected undiscounted future cash flows or on other measures of value such as the market capitalization of the Company. If the carrying amount of the assets is greater than the measures of fair value, impairment is considered to have occurred and a write-down of the asset is recorded. Management completed the annual impairment tests in the second quarter of 2006 and determined that the Company’s indefinite-lived intangible assets were not impaired.
Change in Status of Indefinite-lived Intangible Asset
The Company holds an exclusive, worldwide right and license to use CarboMedics, Inc.’s (CarboMedics, f/k/a Sulzer CarboMedics) pyrolytic carbon technology. The license was originally obtained in 1999 and had a carrying value of $18.5 million at December 31, 2006. Based on the Company’s year-end review of its indefinite-lived intangibles, the Company has determined that this carbon technology license has a finite life and has begun amortizing this asset over a 15-year life commencing January 1, 2007. Amortization expense on this technology license was $0.3 million for the quarter ended March 31, 2007.
Intangible Asset Purchase
On January 26, 2007, the Company issued 224,416 shares of its common stock pursuant to the exercise of its option to purchase certain assets of EM Vascular, Inc., (EM Vascular), under a May 2005 Option and Asset Purchase Agreement (Agreement). The payment in shares was at the option of the Company and was in lieu of a $0.5 million cash payment. The most significant asset acquired as part of this purchase is technology that may potentially allow for a non-invasive, non-pharma therapy for the treatment of such disorders as atherosclerotic plaque and blood hyper-cholesterolemia. Under the terms of the Agreement, the Company will also be obligated make additional contingent payments to EM Vascular of up to $2.2 million in the form of ATS common stock upon the attainment of certain milestone events and to pay royalties on applicable product sales.

Note 7. Long-Term Debt
Convertible Senior Notes Payable
In October 2005, the Company sold a combined $22.4 million aggregate principal amount of 6% Convertible Senior Notes due 2025 (Notes), warrants to purchase 1,344,000 shares of the Company’s common stock (Warrants), and embedded derivatives. Interest is payable under the Notes each April and October.
The total value of the Warrants on the date of issuance was recorded as a discount on the Notes. In addition, the Company has bifurcated embedded derivatives from the Notes under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related EITF interpretations and SEC rules. The Company recorded a derivative liability on the date of issuance of the Notes, with an offsetting discount on the Notes. The Warrant and derivative discounts are being amortized to interest expense over the 20 year life of the Notes, using the effective interest method. Interest expense attributable to Warrant and derivative discount amortization totaled $0.04 million and $0.03 million for the quarters ended March 31, 2007 and 2006, respectively.
The derivative liability is adjusted to fair value on a quarterly basis, resulting in a change in valuation credit to other income of $0.02 million and $1.19 million for the quarters ended March 31, 2007 and 2006, respectively. The remaining liability was $0.22 million at March 31, 2007. The derivative liability is presented in the balance sheet within the same line as the Convertible Senior Notes payable.
Bank Notes Payable
In March 2006, the Company entered into an amendment to a secured credit facility agreement with its bank whereby the bank agreed to provide for advances of up to $1.5 million, which the Company could use to finance or refinance eligible equipment purchased on or after June 1, 2005 and on or before May 31, 2006. The Company fully drew down the $1.5 million advance amount, which is being repaid over a 60-month period and carries an interest rate of prime plus 1.75%. All Company assets are pledged as collateral on the credit facility.
The Company was subject to certain financial covenants under the secured credit facility agreement, as amended, to maintain a liquidity ratio of not less than 2.0 to 1.0 and a net tangible net worth of at least $40 million. At December 31, 2006, the Company was not in compliance with the liquidity ratio covenant. On February 20, 2007, the Company entered into an amendment to the agreement whereby, effective December 31, 2006, the liquidity ratio was decreased to be equal to or greater than 1.6 to 1.0 and the tangible net worth requirement was eliminated, bringing the Company into compliance with the covenants as amended. The February 2007 amendment also terminated the line of credit. The Company had not drawn any advances and had no outstanding balance on the line of credit.
Note 8. Recently Issued Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of SFAS No. 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including the decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 had no impact on the Company’s consolidated financial position or results of operations.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a common definition for fair value to be applied to U.S. Generally Accepted Accounting Principles and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations.
In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual-approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 had no impact on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its consolidated financial position and results of operations.
Note 9. Litigation
Abbey Litigation
On January 23, 2006, following execution of the Merger Agreement between the Company and 3F, 3F was informed of a summons and complaint dated January 19, 2006, which was filed in the U.S. District Court in the Southern District of New York by Arthur N. Abbey (Abbey) against 3F Partners Limited Partnership II (a major stockholder of 3F, “3F Partners II”), Theodore C. Skokos (the then chairman of the board and a stockholder of 3F), 3F Management II, LLC (the general partner of 3F Partners II), and 3F (collectively, the Defendants) (the Abbey I Litigation). The summons and complaint alleges that the Defendants committed fraud under federal securities laws, common law fraud and negligent misrepresentation in connection with the purchase by Abbey of certain securities of 3F Partners II. In particular, Abbey claims that the Defendants induced Abbey to invest $4 million in 3F Partners II, which, in turn, invested $6 million in certain preferred stock of 3F, by allegedly causing Abbey to believe, among other things, that such investment would be short-term. Pursuant to the complaint, Abbey is seeking rescission of his purchase of his limited partnership interest in 3F Partners II and return of the amount paid therefore (together with pre-and post-judgment interest), compensatory damages for the alleged lost principal of his investment (together with interest thereon and additional general, consequential and incidental damages), general damages for all alleged injuries resulting from the alleged fraud in an amount to be determined at trial and such other legal and equitable relief as the court may deem just and proper. Abbey did not purchase any securities directly from 3F and is not a stockholder of 3F. On March 23, 2006, 3F filed a motion to dismiss the complaint. Under the Private Securities Litigation Reform Act, no discovery will be permitted until the judge rules upon the motion to dismiss. On May 15, 2006, 3F filed and served a reply memorandum of law in further support of its motion to dismiss Abbey’s complaint with prejudice.
On or about June 14, 2006, Abbey commenced a second civil action in the Court of Chancery in the State of Delaware by serving 3F with a complaint naming both 3F and Mr. Skokos as defendants (the Abbey II Litigation). The complaint alleges, among other things, fraud and breach of fiduciary duties in connection with the purchase by Abbey of his partnership interest in 3F Partners II. The Delaware action seeks: (1) a declaration that (a) for purposes of the merger, Abbey was a record stockholder of 3F and was thus entitled to withhold his consent to the merger and seek appraisal rights after the merger was consummated and (b) the irrevocable stockholder consent submitted by 3F Partners II to approve the merger be voided as unenforceable; and (2) damages based upon allegations that 3F aided and abetted Mr. Skokos in breaching Mr. Skokos’s fiduciary duties of loyalty and faith to Abbey. On July 17, 2006, 3F filed a motion to dismiss the complaint in the Abbey II Litigation, or, alternatively, to stay the action pending adjudication of the Abbey I Litigation. On October 10, 2006, the Delaware Chancery Court entered an order staying the Delaware action pending the outcome of the Abbey I litigation.
3F has been notified by its director and officer insurance carrier that such carrier will defend and cover all defense costs as to 3F and Mr. Skokos in the Abbey I Litigation and Abbey II Litigation, subject to policy terms and full reservation of rights. In addition, under the merger agreement, 3F and the 3F stockholder representative have agreed that the Abbey I Litigation and Abbey II Litigation are matters for which express indemnification is provided. As a result, the escrow shares and milestone shares, if any, may be used by ATS to satisfy, in part, ATS’s set-off rights and indemnification claims for damages and losses incurred by 3F or ATS, and their directors, officers and affiliates, that are not otherwise covered by applicable insurance arising from the Abbey I Litigation and Abbey II Litigation. See Note 3 of “Notes to Consolidated Financial Statements” in this report for a description of the escrow and milestone shares. The Company believes that the Abbey I Litigation and Abbey II Litigation will not result in a material impact on the Company’s financial position or operating results.
CarboMedics Litigation
On January 26, 2007, the Company was served with a complaint filed by CarboMedics, Inc.. against ATS in United States District Court in the District of Minnesota on November 22, 2006. The complaint alleges that the Company has breached certain contractual obligations, including an alleged obligation to purchase $22 million of MHV carbon components under a long-term supply agreement with CarboMedics which obligation CarboMedics contends had been scheduled to re-commence in 2007.
The complaint seeks specific enforcement of the supply agreement, revocation of certain intellectual property rights purchased by ATS from CarboMedics, and monetary damages in excess of $75,000. The Company believes that the complaint filed by CarboMedics is without merit, that CarboMedics has repudiated and breached the long-term supply agreement, and that the Company has affirmative claims against CarboMedics. On February 16, 2007, the Company filed its answer and counterclaim to the complaint, including counterclaims for breach of contract, anticipatory repudiation, deceptive trade practice and business disparagement, and a request for monetary damages. On March 14, 2007 the Company also filed a motion for judgment on the pleadings regarding CarboMedics request for specific performance of the supply agreement. On April 9, 2007 CarboMedics filed a motion for a preliminary injunction to require ATS to order components from CarboMedics. Arguments on both of these motions are scheduled to be heard at a hearing on May 31, 2007. Discovery in this matter is also on-going.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “expect,” “believe,” “anticipate” or “estimate” identify such forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially from those expressed in such forward-looking statements. Some of the factors that could cause such material differences are identified in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future filings with the SEC.
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
CarboMedics developed the basic design from which the ATS mechanical heart valve (MHV) evolved. CarboMedics is a large and experienced manufacturer of pyrolytic carbon components used in mechanical heart valves. CarboMedics has also designed and patented numerous mechanical valves. In 1990, CarboMedics offered to license a patented and partially developed valve to us if we would complete the development of the valve and agree to purchase carbon components from CarboMedics. As a result, we now hold an exclusive, royalty-free, worldwide license to an open pivot, bileaflet mechanical heart valve design owned by CarboMedics from which the ATS heart valve has evolved. In addition, we have an exclusive, worldwide right and license to use CarboMedics’ pyrolytic carbon technology to manufacture components for the ATS heart valve.
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
During 2004, we made our first investments outside the mechanical heart valve market by completing two business development agreements. The first, signed in April, was with ErySave AB (ErySave), for exclusive worldwide rights to ErySave’s PARSUS filtration technology for cardiac surgery procedures. We had no revenues in 2005 and 2006 from this technology, nor do we expect to generate any revenue from this technology in 2007. In November 2004, we completed a global partnership agreement with CryoCath Technologies, Inc. to market CryoCath’s surgical cryotherapy products for the ablation of cardiac arrhythmias. The agreement with CryoCath has resulted in revenues for our Company since 2005.

During 2005 we continued to develop our business outside the mechanical heart valve market. In June 2005, we entered into an exclusive development, supply and distribution agreement with Genesee BioMedical, Inc., under which GBI will develop, supply, and manufacture cardiac surgical products to include annuloplasty repair rings, c-rings and accessories, and we will have exclusive worldwide rights to market and sell such products. Our agreement with GBI produced revenues for us in 2006. In June 2005, we entered into a marketing services agreement with Regeneration Technologies, Inc. – Cardiovascular (RTI-CV). Under the terms of the agreement, RTI-CV appointed us as its exclusive marketing services representative to promote, market and solicit orders for RTI-CV’s processed cardiovascular allograft tissue from doctors, hospitals, clinics and patients throughout North America. The agreement with RTI-CV resulted in revenues for our Company in both 2005 and 2006. However, the cardiovascular tissue processing business of RTI-CV was sold during 2006 and as such RTI-CV is discontinuing its cardiovascular tissue processing operations. Our distribution agreement with RTI-CV will terminate at the end of 2007.
In September 2006, we completed the acquisition of all the voting and non-voting stock of 3F, a privately-held medical device company specializing in manufacturing tissue heart valves. We view the acquisition of 3F as a significant step in executing our vision of obtaining a leadership position in all segments of the cardiac surgery market. The acquisition was consummated pursuant to an agreement and plan of merger dated January 23, 2006, as amended (the Merger Agreement). Under the terms of the Merger Agreement, upon closing, we paid each 3F stockholder its pro-rata portion of an initial payment of 9 million shares of our common stock, subject to certain adjustments. In addition to the initial closing payment, we are obligated to make additional contingent payments to 3F stockholders of up to 10 million shares of our common stock with shares issuable upon obtaining each of the CE mark and FDA approval of certain key products on or prior to December 31, 2013. Milestone share payments may be accelerated upon completion of certain transactions involving these key products. The first generation tissue valve, the ATS 3F Aortic Bioprosthesis, has received CE mark and is available for sale in Europe and certain other international markets. We expect FDA approval of this product in the second half of 2007.
Also in September 2006, we entered into an exclusive distribution agreement with Novare Surgical Systems, Inc. (Novare). Novare is the owner of the Enclose II® cardiac anastomosis assist device, which is a device used by cardiac surgeons to attach a bypass vessel to the aorta during coronary artery bypass graft surgery. Under the terms of the agreement, we hold the exclusive right to market, sell and distribute the Enclose II product in the United States, Germany, France and the United Kingdom. We agreed to pay to Novare a transfer price for each box of Enclose II product we purchase. Starting in 2007, we are required to purchase an annual minimum amount of Enclose II product , which increases 15% each year.
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

Results of Operations
The following table provides the dollar and percentage change in the Statements of Operations for the three months ended March 31, 2007 and 2006.

	Three months ended March 31,
			Increase
			(Decrease)
(In thousands)	2007	2006	$	%

Net sales	$10,796	$9,730	$1,066	11.0%
Cost of goods sold	4,553	4,998	(445)	(8.9)%

Gross profit	6,243	4,732	1,511	31.9%

Operating expenses:
Sales and marketing	5,916	4,834	1,082	22.4%
Research and development	1,657	405	1,252	309.1%
General and administrative	2,649	1,942	707	36.4%
Amortization of intangibles	415	—	415	—

Total operating expenses	10,637	7,181	3,456	48.1%

Operating loss	(4,394)	(2,449)	1,945	79.4%

Net interest income (expense)	(445)	(311)	134	43.1%
Change in value of derivative liability bifurcated from convertible senior notes	19	1,185	(1,166)	(98.4)%

Net loss	($4,820)	($1,575)	$3,245	206.0%

The following table presents the Statements of Operations as a percentage of net sales for the three months ended March 31, 2007 and 2006.

	Three months ended
	March 31,
	2007	2006

Net sales	100.0%	100.0%
Cost of goods sold	42.2%	51.4%

Gross profit	57.8%	48.6%
Operating expenses:
Sales and marketing	54.8%	49.7%
Research and development	15.3%	4.2%
General and administrative	24.5%	20.0%
Amortization of intangibles	3.8%	0.0%

Total operating expenses	98.5%	73.8%

Operating loss	(40.7)%	(25.2)%

Net interest income (expense)	(4.1)%	(3.2)%
Change in value of derivative liability bifurcated from convertible senior notes	0.2%	12.2%

Net loss	(44.6)%	(16.2)%

Net Sales. The following table provides the dollar and percentage change in net sales inside and outside the United States and Canada for the three months ended March 31, 2007 and 2006.

	Three months ended March 31,
			Increase
(In thousands)	2007	2006	$	%

United States and Canada	$4,307	$3,894	$413	10.6%

Outside U. S. and Canada	6,489	5,836	653	11.2%

Total	$10,796	$9,730	$1,066	11.0%

The following table provides net sales inside and outside the United States and Canada as a percentage of total net sales for the three months ended March 31, 2007 and 2006.

	Three months ended
	March 31,
	2007	2006

United States and Canada	39.9%	40.0%

Outside U. S. and Canada	60.1%	60.0%

Total	100.0%	100.0%

The following table provides net sales by product group for the three months ended March 31, 2007 and 2006.

	Three months ended March 31,
			Increase
(In thousands)	2007	2006	$	%

Heart valve therapy	$8,992	$8,628	$364	4.2%

Surgical arrhythmia	1,477	1,058	419	39.6%

Surgical tools and accessories	327	44	283	643.2%

Total	$10,796	$9,730	$1,066	11.0%

Heart valve therapy sales, which consists of mechanical and tissue heart valves and heart valve repair products, for the first quarter of 2007 were $9.0 million, an increase of 4.2% from the first quarter of 2006. Our primary product line continues to be our mechanical heart valve products, which comprised approximately 77% of our worldwide sales for the first quarter of 2007, compared to 86% for the same period in 2006. Worldwide MHV unit sales for the first quarter of 2007 declined approximately 10% over the same period in 2006, as the overall mechanical valve market continues to decline on an annual basis due to the encroachment of tissue valves. This decline was offset, in part, by higher first quarter 2007 MHV average selling prices in both U.S. and international markets.
Net sales generated from surgical arrhythmia therapy products, consisting of cryotherapy products for the ablation of cardiac arrhythmias, were $1.5 million for the first quarter of 2007, up 39.6% over the same period in 2006.
During the last four years we aggressively entered several international markets that represent opportunities for greater MHV sales unit growth, but at prices lower than our other direct markets. We believe this strategy was appropriate because it allowed us to increase our market share while reducing our high priced, but paid-for, inventories. We also believe that our current lower product costs, related to carbon components manufactured internally, allows us to now achieve incremental profit margins in these international markets.

Net sales have been favorably impacted by revenue from the new business initiatives and partnerships discussed above, primarily revenue derived from surgical cryotherapy products, annuloplasty repair rings, c-rings and accessories, and processed cardiovascular allograft tissue. Approximately 23% of our worldwide revenue in the first quarter of 2007 was derived from products other than mechanical heart valves, up from approximately 14% in the first quarter of 2006.
Cost of Goods Sold and Gross Profit. Our 2007 and 2006 gross profit has benefited in particular from sales of lower cost valves which are now manufactured entirely in our own facilities. By the end of the first quarter of 2006, we had substantially depleted our high-priced, but paid-for, inventories of carbon components purchased from CarboMedics, and had moved into lower-cost, internally-produced carbon material cost layers. This transition to full in-house manufacture of heart valves favorably impacted our first quarter 2007 gross profit by approximately $1.1 million and improved our first quarter 2007 gross profit percentage of net sales by approximately 10.3 percentage points compared to the prior year.
Our gross profit as a percentage of net sales for the first quarter of 2007 was also favorably impacted by higher MHV ASP due primarily to a shift in international sales mix from lower-margin lesser-developed countries to higher-margin industrialized countries. The higher MHV ASP caused our first quarter 2007 gross profit percentage of net sales to be higher by approximately 4.1 percentage points compared to the prior year.
Our first quarter 2007 gross profit percentage was negatively impacted by 3F manufacturing variances due to low manufacturing volumes and lower worldwide MHV unit sales volume. These factors lowered our first quarter 2007 gross profit as a percentage of net sales by approximately 2.1 and 0.8 percentage points, respectively.
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
Sales and Marketing. In the United States, our sales and marketing costs in the first quarter of 2007 increased $0.2 million, or 6.6% over the first quarter of 2006 to $3.8 million. The increase was due to the addition of marketing expenses for 3F in anticipation of the European market launch of our first generation tissue heart valve, and to $0.1 million of higher stock compensation expense. Field selling costs in the United States were virtually flat in the first quarter of 2007 compared to the same period in 2006.
Internationally, our sales and marketing costs for the first quarter of 2007 increased over the prior year approximately 67% to $2.1 million. The increase reflects our continued investment in international markets, including the establishment of a European support office in the third quarter of 2006 to support the expansion of our direct operations in Europe and higher sales and marketing expenses in France, Europe, Asia and China. During the last four years we have established sales and/or distribution operations in France (2003), China (2004), Germany (2005), and Austria (2006), which supports direct sales operations in northern Europe.
Research and Development. Research and development (R & D) in the first quarter of 2007 increased 309% over the same period in the prior year to $1.7 million. The increase in R & D reflects the addition of approximately $1.2 million of research, clinical and regulatory costs for 3F and the hiring of Vice Presidents for R & D and for Regulatory, Clinical and Quality during 2006.
General and Administrative. During the first quarter of 2007, major cost increases in general and administrative (G & A) expenses over first quarter 2006 were incurred for severance costs and accruals for terminated employees of $0.4 million, the addition of 3F G & A expenses of $0.2 million, corporate and business development expenses of $0.1 million, outside consulting, legal and professional services of $0.1 million, and executive search fees of $0.1 million. These increases were offset, in part, by $0.2 million lower corporate bonus accruals.
We recognized total stock compensation expense in the first quarter of 2007 of $0.3 million, of which $0.1 million was included in G & A expenses and $0.2 million in sales and marketing expenses. For the first quarter of 2006, we recognized total stock compensation expense of $0.2 million, of which $0.1 million was included in G & A expenses and $0.1 million in sales and marketing expenses.
Amortization of Intangibles. We recognized $0.4 million of amortization expense in the first quarter of 2007 related to, 1) initial amortization of our carbon technology license with CarboMedics ($0.3 million) and, 2) acquired intangible assets in connection with the September 2006 acquisition of 3F ($0.1 million). See Note 6 of “Notes to Consolidated Financial Statements” in this report for more information regarding the CarboMedics technology license and its change in status from an indefinite-lived to a definite-lived intangible asset. We expect total amortization expense to be approximately $1.7 million for the year ending December 31, 2007.
Net Interest Income (Expense). Net interest expense was attributable primarily to the October 2005 sale of $22.4 million aggregate principal amount of 6% Convertible Senior Notes. Interest expense on these Notes in each of the first quarters of 2007 and 2006 was $0.5 million, which also includes amortization of (1) financing costs, (2) the discount related to the implied value of common stock warrants sold with the Notes, and (3) the discounts related to the bifurcated Convertible Senior Notes derivatives. See Note 7 of “Notes to Consolidated Financial Statements” in this report for more information regarding the Convertible Senior Notes. Interest expense was also attributable to bank notes with Silicon Valley Bank. Interest income for the first quarters of 2007 and 2006 was $0.1 million and $0.2 million, respectively, and is attributable to the investment of our cash balances.
Change in Value of Derivative Liability Bifurcated from Convertible Senior Notes. During the first quarters of 2007 and 2006, we recorded non-operating favorable adjustments totaling $0.02 million and $1.20 million, respectively, for the change in the Convertible Senior Notes derivative liability to fair value. The large decline in this adjustment for the first quarter of 2007 as compared to first quarter 2006 relates to the elimination of the largest of the embedded derivatives in the Convertible Senior Notes (the conversion feature derivative), which was no longer required to be accounted for as a derivative after our authorized shares were increased at our Annual Meeting of Shareholders on September 25, 2006. See Note 7 of “Notes to Consolidated Financial Statements” in this report for more information regarding the Convertible Senior Notes derivative liability and our accounting for the related derivative financial instruments under SFAS No.133, Accounting for Derivative Instruments and Hedging Activities.
Income Taxes. Through 2006 we have accumulated approximately $135 million of net operating loss (NOL) carryforwards for U.S. tax purposes. We believe that our ability to fully utilize the existing NOL carryforwards could be restricted on a portion of the NOL by changes in control that may have occurred or may occur in the future and by our ability to generate net income. We have not conducted a formal study of whether a change in control of ATS has occurred in the past that impairs our NOL carryforwards because we are unable to utilize such NOL carryforwards until we achieve profitability and because this study would be very expensive to complete. When we attain profitability, we will conduct a formal study of any restrictions on our carryforwards. We have not recorded any deferred tax asset related to our NOL carryforwards and other deferred items as we currently cannot determine that it is more likely than not that this asset will be realized and we, therefore, have provided a valuation allowance for the entire asset.
Net Loss. Our net losses in the first quarters of 2007 and 2006 were $4.8 million, and $1.6 million, respectively. The increase in our first quarter 2007 net loss was due primarily to operating expenses increasing more than net sales and gross profit, and to lower non-operating other income connected with our accounting for embedded Convertible Senior Notes derivatives, all of which are described above.
Liquidity and Capital Resources
Cash, cash equivalents, and short-term investments totaled $21.0 million and $10.7 million at March 31, 2007 and December 31, 2006, respectively.
Operating Activities. During the first quarter of 2007, we received cash payments from customers of approximately $10.8 million and made payments to employees and suppliers of approximately $14.9 million. During the first quarter of 2006, we received cash payments from customers of $8.5 million and made payments to employees and suppliers of $12.8 million. Since 2002, we have incurred significant expenses to commercialize the ATS heart valve in the United States and in many international markets. As we build sales in future periods and our cost of inventories decrease, we believe our operating losses will decrease and we will move steadily toward a cash flow breakeven on sales and eventually to profitability.

Investing Activities. We purchased property and equipment totaling $0.1 million in each of the first quarters of 2007 and 2006. During 2006 and 2007 our spending on property and equipment has been declining as a significant portion of our pyrolytic carbon facility was completed by the end of 2005.
We also spent $0.02 million in transaction and legal costs in connection with our first quarter 2007 non-cash purchase of technology and certain other intangible assets from EM Vascular. See Note 6 of “Notes to Consolidated Financial Statements” in this report for more information regarding this intangible asset purchase.
Financing Activities. In March 2007, we raised $15.4 million, net of offering costs, through a private placement of 8,125,000 shares of our common stock at a price of $2.00 per share. We also received net proceeds of $0.1 million during each of the first quarters of 2007 and 2006 from the issuance of common stock through exercises of stock options and purchases under our employee stock purchase plan.
In 2004 we entered into a secured credit facility consisting of a $2.5 million term note and a $6.0 million line of credit. We fully drew down the $2.5 million term note, which was used to fund equipment purchases for our pyrolytic carbon facility. The term note calls for equal installment payments over 36 months, which commenced in 2005. Accordingly, we made repayments on the note totaling $0.2 million during the each of the first quarters of 2007 and 2006. In March 2006, we entered into an amendment to the secured credit facility whereby the bank agreed to waive the prohibition set forth in the credit facility agreement with respect to our acquisition of 3F, and the bank consented to such acquisition. In addition, the bank agreed to provide for advances of up to $1.5 million that we could use to finance or refinance eligible equipment purchased on or after June 1, 2005 and on or before May 31, 2006. We fully drew down the $1.5 million advance amount. Such equipment advances will be amortized over a 60 month period and carry an interest rate of prime plus 1.75%. Repayments on this note for the first quarter of 2007 totaled $0.1 million.
We were subject to certain financial covenants under the secured credit facility agreement, as amended, to maintain a liquidity ratio of not less than 2.0 to 1.0 and a net tangible net worth of at least $40 million. At December 31, 2006, the Company was not in compliance with the liquidity ratio covenant. On February 20, 2007, the Company entered into an amendment to the agreement whereby the liquidity ratio was decreased to be equal to or greater than 1.6 to 1.0 and the tangible net worth requirement was eliminated, bringing the Company into compliance with the liquidity ratio covenant at December 31, 2006. At March 31, 2007, the Company was in compliance with the amended liquidity ratio covenant. The February 2007 amendment also terminated the line of credit under which we had not drawn any advances and had no outstanding balance.
In October 2005, we sold a combined $22.4 million aggregate principal amount of 6% Convertible Senior Notes (Notes) due in 2025, warrants to purchase 1,344,000 shares of our common stock (Warrants) and certain embedded derivatives. The Warrants are exercisable at $4.40 per share and expire in 2010. We are using the proceeds from the Notes for general corporate purposes, working capital, capital expenditures and to fund business development opportunities. Interest on these Notes is due semi-annually, in April and October. The Notes are convertible into common stock at any time at a fixed conversion price of $4.20 per share, subject to certain adjustments. If fully converted, the Notes would convert into approximately 5,333,334 shares of our common stock. If the Notes are converted under certain circumstances on or prior to October 15, 2008, we will pay the investors the interest they would have received on the Notes through that date. We have the right to redeem the Notes at 100% of the principal amount plus accrued interest at any time on or after October 20, 2008, and the investors have the right to require us to repurchase the Notes at 100% of the principal amount plus accrued interest on October 15 in 2010, 2015 and 2020. See Note 7 of “Notes to Consolidated Financial Statements” in this report for a full description of the terms and provisions of the Notes.
Cash Management
We estimate that operating costs will remain high in comparison to sales during 2007 and will require the use of cash to fund operations. We will draw down cash balances to fund operations during 2007. Based upon the current forecast of sales and operating expenses, we anticipate having cash to fund our operations through 2007. As identified in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, any adverse change that affects our revenue, access to the capital markets or future demand for our products will affect our long-term viability. Maintaining adequate levels of working capital depends in part upon the success of our products in the marketplace, the relative profitability of those products and our ability to control operating and capital expenses.

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
In the United States and in many European countries including the United Kingdom, France and Germany, we sell our products directly to hospitals. In other international markets, we sell our products to independent distributors who, in turn, sell to medical hospitals. Loss, termination, or ineffectiveness of distributors to effectively promote our product would have a material adverse effect on our financial condition and results of operations.
Transactions with U.S. and non-U.S. customers and distributors, other than in our direct international markets, are entered into in U.S. dollars, precluding the need for foreign currency hedges on such sales. Sales in our direct international markets are in Euros, except sales to the United Kingdom, which are denominated in British pounds. We are therefore subject to profitability risk arising from exchange rate movements in our direct-sales international markets. We have not used foreign exchange contract or similar devices to reduce this risk. We will evaluate the need to use foreign exchange contracts or similar devices, if sales in our direct international markets increase substantially.
We do not believe that inflation has had a material effect on our results of operations in recent years and periods. There can be no assurance, however, that our business will not be adversely affected by inflation in the future.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer as appropriate, to allow timely decisions regarding required disclosure.
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

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting. We completed the acquisition of 3F on September 29, 2006 and have not completed our documentation and testing of 3F’s internal control over financial reporting as of the end of the period covered by this report.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
Abbey Litigation
On January 23, 2006, following execution of the Merger Agreement between the Company and 3F, 3F was informed of a summons and complaint dated January 19, 2006, which was filed in the U.S. District Court in the Southern District of New York by Arthur N. Abbey (“Abbey”) against 3F Partners Limited Partnership II (a major stockholder of 3F, “3F Partners II”), Theodore C. Skokos (the then chairman of the board and a stockholder of 3F), 3F Management II, LLC (the general partner of 3F Partners II), and 3F (collectively, the “Defendants”) (the “Abbey I Litigation”). The summons and complaint alleges that the Defendants committed fraud under federal securities laws, common law fraud and negligent misrepresentation in connection with the purchase by Abbey of certain securities of 3F Partners II. In particular, Abbey claims that the Defendants induced Abbey to invest $4 million in 3F Partners II, which, in turn, invested $6 million in certain preferred stock of 3F, by allegedly causing Abbey to believe, among other things, that such investment would be short-term. Pursuant to the complaint, Abbey is seeking rescission of his purchase of his limited partnership interest in 3F Partners II and return of the amount paid therefore (together with pre-and post-judgment interest), compensatory damages for the alleged lost principal of his investment (together with interest thereon and additional general, consequential and incidental damages), general damages for all alleged injuries resulting from the alleged fraud in an amount to be determined at trial and such other legal and equitable relief as the court may deem just and proper. Abbey did not purchase any securities directly from 3F and is not a stockholder of 3F. On March 23, 2006, 3F filed a motion to dismiss the complaint. Under the Private Securities Litigation Reform Act, no discovery will be permitted until the judge rules upon the motion to dismiss. On May 15, 2006, 3F filed and served a reply memorandum of law in further support of its motion to dismiss Abbey’s complaint with prejudice.
On or about June 14, 2006, Abbey commenced a second civil action in the Court of Chancery in the State of Delaware by serving 3F with a complaint naming both 3F and Mr. Skokos as defendants (the “Abbey II Litigation”). The complaint alleges, among other things, fraud and breach of fiduciary duties in connection with the purchase by Abbey of his partnership interest in 3F Partners II. The Delaware action seeks: (1) a declaration that (a) for purposes of the merger, Abbey was a record stockholder of 3F and was thus entitled to withhold his consent to the merger and seek appraisal rights after the merger was consummated and (b) the irrevocable stockholder consent submitted by 3F Partners II to approve the merger be voided as unenforceable; and (2) damages based upon allegations that 3F aided and abetted Mr. Skokos in breaching Mr. Skokos’s fiduciary duties of loyalty and faith to Abbey. On July 17, 2006, 3F filed a motion to dismiss the complaint in the Abbey II Litigation, or, alternatively, to stay the action pending adjudication of the Abbey I Litigation. On October 10, 2006, the Delaware Chancery Court entered an order staying the Delaware action pending the outcome of the Abbey I litigation.
3F has been notified by its director and officer insurance carrier that such carrier will defend and cover all defense costs as to 3F and Mr. Skokos in the Abbey I Litigation and Abbey II Litigation, subject to policy terms and full reservation of rights. In addition, under the merger agreement, 3F and the 3F stockholder representative have agreed that the Abbey I Litigation and Abbey II Litigation are matters for which express indemnification is provided. As a result, the escrow shares and milestone shares, if any, may be used by ATS to satisfy, in part, ATS’s set-off rights and indemnification claims for damages and losses incurred by 3F or ATS, and their directors, officers and affiliates, that are not otherwise covered by applicable insurance arising from the Abbey I Litigation and Abbey II Litigation. See See Note 3 of “Notes to Consolidated Financial Statements” in this report for a description of the escrow and milestone shares. We believe that the Abbey I Litigation and Abbey II Litigation will not result in a material impact on our financial position or operating results.
CarboMedics Litigation
On January 26, 2007, we were served with a complaint filed by CarboMedics against ATS in United States District Court in the District of Minnesota on November 22, 2006. The complaint alleges that we have breached certain contractual obligations, including an alleged obligation to purchase $22 million of MHV carbon components under a long-term supply agreement with CarboMedics which obligation CarboMedics contends had been scheduled to re-commence in 2007. See “Item 1. Business – Our Markets and Products – Prosthetic Heart Valve Market – Relationship with CarboMedics” and “Item 7. Management’s Discussion and Analysis of Financial Condition and

Results of Operations – Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2006, for more information regarding our relationship with CarboMedics and the related purchase obligation.
The complaint seeks specific enforcement of the supply agreement, revocation of certain intellectual property rights purchased by ATS from CarboMedics, and monetary damages in excess of $75,000. We believe that the complaint filed by CarboMedics is without merit, that CarboMedics has repudiated and breached the long-term supply agreement, and that we have affirmative claims against CarboMedics. On February 16, 2007, we filed our answer and counterclaim to the complaint, including counterclaims for breach of contract, anticipatory repudiation, deceptive trade practice and business disparagement, and a request for monetary damages. On March 14, 2007 we also filed a motion for judgment on the pleadings regarding CarboMedics request for specific performance of the supply agreement. On April 9, 2007 CarboMedics filed a motion for a preliminary injunction to require ATS to order components from CarboMedics. Arguments on both of these motions are scheduled to be heard at a hearing on May 31, 2007. Discovery in this matter is also on-going.
ITEM 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which could have a material impact on our business, financial condition or results of operations. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, financial condition or results of operations.
ITEM 6. Exhibits

2.1***	Agreement and Plan of Merger, dated as of January 23, 2006, by and among ATS Medical, Inc., Seabiscuit Acquisition Corp.; 3F Therapeutics, Inc.; and Boyd D. Cox, as Stockholder Representative (Incorporated by reference to Exhibit 10.1of the Company’s Current Report on Form 8-K filed on January 26, 2006)

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of June 13, 2006, by and among ATS Medical, Inc., Seabiscuit Acquisition Corp., 3F Therapeutics, Inc. and Boyd D. Cox, as stockholder representative (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 19, 2006)

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated as of August 10, 2006, by and among the Company, Seabiscuit Acquisition Corp., 3F Therapeutics, Inc. and Boyd D. Cox, as stockholder representative (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 15, 2006)

2.4	Escrow Agreement, effective as of September 29, 2006, by and among the Company, Boyd D. Cox, as stockholder representative and Wells Fargo Bank, N.A., (Incorporated by reference to Exhibit 2.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

2.5***	Option and Asset Purchase Agreement, dated as of May 31, 2005, by and among ATS Medical, Inc., em Vascular, Inc., Keith L. March, M.D., John Havek, Walter L. Sembrowich and James E. Shapland II, (Incorporated by reference to Exhibit 2.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

2.6	Letter Amendment, dated as of November 29, 2006, to the Option and Asset Purchase Agreement, dated as of May 31, 2005, by and among ATS Medical, Inc., em Vascular, Inc., Keith L. March, M.D., John Havek, Walter L. Sembrowich and James E. Shapland II, (Incorporated by reference to Exhibit 2.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

3.1	Second Restated Articles of Incorporation of ATS Medical, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

3.2	Bylaws of the Company, as amended February 13, 2007 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 20, 2007)

4.1	Specimen certificate for shares of Common Stock of the Company (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)

10.1	Securities Purchase Agreement, dated March 15, 2007, between the Company and Certain Investors (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 16, 2007)

10.2	Registration Rights Agreement, dated March 15, 2007, between the Company and Certain Investors (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 16, 2007)

10.3	Amendment, effective as of January 1, 2007, to the Marketing Services Agreement with Alabama Tissue Center, Inc. (Incorporated by reference to Exhibit 10.61 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

10.4	Amendment No. 4, dated February 15, 2007, to the Loan and Security Agreement between Silicon Valley Bank and the Company, dated July 28, 2004 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 23, 2007)

10.5	Confidential Separation and Release Agreement executed as of March 6, 2007 between Marc R. Sportsman and the Company

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act, as amended (Section 302 Certification)

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act, as amended (Section 302 Certification)

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification)

***	Exhibits and Schedules have been omitted but will be provided supplementally to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2007	ATS MEDICAL, INC.

	By:	/s/ Michael D. Dale

Michael D. Dale, Chief Executive Officer
(Duly Authorized Officer)

	By:	/s/ Michael R. Kramer

Michael R. Kramer, Acting Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description
2.1***	Agreement and Plan of Merger, dated as of January 23, 2006, by and among ATS Medical, Inc., Seabiscuit Acquisition Corp.; 3F Therapeutics, Inc.; and Boyd D. Cox, as Stockholder Representative (Incorporated by reference to Exhibit 10.1of the Company’s Current Report on Form 8-K filed on January 26, 2006)

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of June 13, 2006, by and among ATS Medical, Inc., Seabiscuit Acquisition Corp., 3F Therapeutics, Inc. and Boyd D. Cox, as stockholder representative (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 19, 2006)

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated as of August 10, 2006, by and among the Company, Seabiscuit Acquisition Corp., 3F Therapeutics, Inc. and Boyd D. Cox, as stockholder representative (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 15, 2006)

2.4	Escrow Agreement, effective as of September 29, 2006, by and among the Company, Boyd D. Cox, as stockholder representative and Wells Fargo Bank, N.A., (Incorporated by reference to Exhibit 2.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

2.5***	Option and Asset Purchase Agreement, dated as of May 31, 2005, by and among ATS Medical, Inc., em Vascular, Inc., Keith L. March, M.D., John Havek, Walter L. Sembrowich and James E. Shapland II, (Incorporated by reference to Exhibit 2.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

2.6	Letter Amendment, dated as of November 29, 2006, to the Option and Asset Purchase Agreement, dated as of May 31, 2005, by and among ATS Medical, Inc., em Vascular, Inc., Keith L. March, M.D., John Havek, Walter L. Sembrowich and James E. Shapland II, (Incorporated by reference to Exhibit 2.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

3.1	Second Restated Articles of Incorporation of ATS Medical, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

3.2	Bylaws of the Company, as amended February 13, 2007 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 20, 2007)

4.1	Specimen certificate for shares of Common Stock of the Company (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)

10.1	Securities Purchase Agreement, dated March 15, 2007, between the Company and Certain Investors (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 16, 2007)

10.2	Registration Rights Agreement, dated March 15, 2007, between the Company and Certain Investors (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 16, 2007)

10.3	Amendment, effective as of January 1, 2007, to the Marketing Services Agreement with Alabama Tissue Center, Inc. (Incorporated by reference to Exhibit 10.61 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

10.4	Amendment No. 4, dated February 15, 2007, to the Loan and Security Agreement between Silicon Valley Bank and the Company, dated July 28, 2004 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 23, 2007)

10.5	Confidential Separation and Release Agreement executed as of March 6, 2007 between Marc R. Sportsman and the Company

Exhibit
Number	Description
31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act, as amended (Section 302 Certification)

31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act, as amended (Section 302 Certification)

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification)

***	Exhibits and Schedules have been omitted but will be provided supplementally to the Securities and Exchange Commission upon request.