Form 10-Q
period 2007-06-30
ATS MEDICAL INC
filed 2007-08-09
CIK 824068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No  ☑
     The number of shares outstanding of each of the registrant’s classes of common stock as of August 1, 2007, was:

Common Stock, $.01 par value	59,185,872 shares

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
ATS Medical, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,774	$4,612
Short-term investments	1,868	6,092
Accounts receivable, net	11,441	11,677
Other receivables	578	—
Inventories	18,378	18,782
Prepaid expenses	1,124	1,175

Total current assets	51,163	42,338

Leasehold improvements, furniture and equipment, net	8,386	8,213
Goodwill	15,929	5,092
Other intangible assets	37,037	28,063
Other assets	1,912	2,134

Total assets	$114,427	$85,840

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$5,388	$3,183
Accrued compensation	2,054	2,589
Accrued distributor liabilities	822	1,024
Other accrued liabilities	1,586	1,433
Current maturities of bank notes payable	1,229	1,133
Warrant liability	3,541	—

Total current liabilities	14,620	9,362

Bank notes payable	7,371	1,194
Payable to CryoCath Technologies, Inc.	1,663	—
Convertible senior notes payable, net of unamortized discounts and bifurcated derivatives of $4,974 and $5,006 at June 30, 2007 and December 31, 2006	17,426	17,394

Shareholders’ equity:
Common stock, $.01 par value:
Authorized shares — 100,000,000 Issued and outstanding shares- 59,098,372 and 40,320,487 at June 30, 2007 and December 31, 2006	591	403
Additional paid-in capital	195,155	166,411
Accumulated other comprehensive income	707	645
Accumulated deficit	(123,106)	(109,569)

Total shareholders’ equity	73,347	57,890

Total liabilities and shareholders’ equity	$114,427	$85,840

The accompanying notes are an integral part of the consolidated financial statements.

ATS Medical, Inc.
Consolidated Statements of Operations
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net sales	$12,417	$10,857	$23,213	$20,587
Cost of goods sold	5,545	5,410	10,098	10,408

Gross profit	6,872	5,447	13,115	10,179

Operating expenses:
Sales and marketing	5,992	5,112	11,908	9,946
Research and development	1,901	437	3,558	842
Acquired in-process research and development	3,500	—	3,500	—
General and administrative	2,460	2,279	5,109	4,221
Amortization of intangibles	414	—	829	—
Intangible asset impairment	755	—	755	—

Total operating expenses	15,022	7,828	25,659	15,009

Operating loss	(8,150)	(2,381)	(12,544)	(4,830)

Net interest expense	(307)	(478)	(752)	(789)
Changes in value of derivative liability bifurcated from convertible senior notes and in value of warrant liability	(260)	95	(241)	1,280

Net loss	($8,717)	($2,764)	($13,537)	($4,339)

Net loss per share:
Basic and diluted	($0.18)	($0.09)	($0.30)	($0.14)

Weighted average number of shares outstanding:
Basic and diluted	49,406	31,225	45,749	31,206

The accompanying notes are an integral part of the consolidated financial statements.

ATS Medical, Inc.
Consolidated Statements of Cash Flow
(Unaudited)
(In Thousands)

	Six months ended June 30,
	2007	2006
Operating activities
Net loss	($13,537)	($4,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,813	875
Loss on disposal of equipment	—	5
Stock compensation expense	623	460
Acquired in-process research and development	3,500	—
Impairment of intangibles	755	—
Non-cash interest expense	230	234
Change in value of warrant liability and derivative liability bifurcated from convertible senior notes	241	(1,280)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	232	(2,241)
Inventories	808	2,237
Prepaid expenses	51	(1,453)
Accounts payable and accrued expenses	856	(1,489)
Other	—	(107)

Net cash used in operating activities	(4,428)	(7,098)

Investing activities
Purchase of assets from CryoCath Technologies, Inc.	(23,655)	—
Purchases of short-term investments	—	(3,802)
Maturities of short-term investments	4,224	4,217
Payments for technology and distribution licenses	(23)	(210)
Purchases of leasehold improvements, furniture and equipment	(273)	(178)
Other	(52)	—

Net cash provided by (used in) investing activities	(19,779)	27

Financing activities
Advances on bank notes payable	8,600	1,500
Repayments of bank notes payable	(2,327)	(417)
Net proceeds from sales of common stock and warrants	31,071	101
Other	114	—

Net cash provided by financing activities	37,458	1,184

Effect of exchange rate changes	(89)	120

Increase (decrease) in cash and cash equivalents	13,162	(5,767)
Cash and cash equivalents at beginning of period	4,612	16,620

Cash and cash equivalents at end of period	$17,774	$10,853

Significant non-cash transactions
Issuance of common stock for acquisition of intangible assets	$500	—
Assumption of liabilities in connection with asset acquisition	2,429	—
License agreement intangible asset tendered in asset acquisition	1,765	—
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
The following table summarizes the changes in stock options outstanding under the Company’s stock-based compensation plans:

					Weighted Average
	Stock Options Outstanding				Option
	Under the Plans				Exercise Price
	ISO	Non-ISO	Non-Plan Options	Total	Per Share

Balance at December 31, 2006	917,625	299,000	2,532,700	3,749,325	$2.94
Options exercised	(8,250)	—	(302,000)	(310,250)	0.93
Options canceled	(104,875)	—	(98,750)	(203,625)	3.97

Balance at June 30, 2007	804,500	299,000	2,131,950	3,235,450	$3.07

There were no stock options granted during the six months ended June 30, 2007.

The following table summarizes the ranges of exercise prices for outstanding and exercisable stock options as of June 30, 2007:

				Options Exercisable at
	Options Outstanding at			June 30, 2007:
	June 30, 2007:				Weighted
		Weighted Average	Weighted Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$0.37—$0.51	575,250	5.38 years	$0.41	575,250	$0.41
0.52 — 2.51	697,250	5.75 years	1.75	697,250	1.75
2.70 — 3.60	624,200	6.17 years	3.29	616,700	3.29
3.64 — 3.80	628,750	6.35 years	3.74	628,750	3.74
3.99 — 6.38	548,000	5.62 years	4.83	548,000	4.83
8.19 — 9.88	162,000	3.10 years	8.74	162,000	8.74

$0.37—$9.88	3,235,450	5.73 years	$3.07	3,227,950	$3.07

As of June 30, 2007, the aggregate intrinsic value of options outstanding and exercisable was approximately $1.2 million, and the aggregate intrinsic value of options exercised for the six months ended June 30, 2007 was approximately $0.3 million.
The following table summarizes restricted stock unit (RSU) awards activity under the Company’s stock-based compensation plans:

			Weighted
		Weighted Average	Average
	Number of	Award Date	Remaining
	Shares	Fair Value	Contractual Term

Unvested at December 31, 2006	1,169,522	$2.83	2.03 years
Awards granted	877,391	1.65	—
Awards vested	(245,000)	3.10	—
Awards forfeited	(84,967)	2.85	—

Unvested at June 30, 2007	1,716,946	$2.19	2.27 years

As of June 30, 2007, the aggregate intrinsic value of RSU awards outstanding was $3.5 million.
The following table summarizes stock compensation expense recognized in the statements of operations for the three and six months ended June 30, 2007 and 2006:

	Three months		Six months
	ended June 30,		ended June 30,
(in thousands)	2007	2006	2007	2006

Stock compensation expense included in:
Sales and marketing expenses	$186	$158	$373	$256
General and administrative expenses	121	103	250	204

Total stock compensation expense	$307	$261	$623	$460

Stock compensation expense per share	$0.01	$0.01	$0.01	$0.02

Based on an analysis of the Company’s historical data, the Company applied the following forfeiture rates to stock options and RSUs outstanding in determining its stock compensation expense, which it believes are reasonable forfeiture estimates for these periods:

	2007	2006

First Quarter	9.26%	11.85%
Second Quarter	8.97%	10.14%

As of June 30, 2007, the Company had $0.02 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over a weighted average period of less than one year, and $2.71 million of total unrecognized compensation expense, net of estimated forfeitures, related to RSU awards that will be recognized over a weighted average period of approximately two years.
The Company had a total of 7,302,325 shares of common stock reserved for stock option grants and RSU awards at June 30, 2007, of which 2,349,929 shares were available for future grants or awards under the Company’s stock-based compensation plans.
Private Placements
On March 16, 2007, in a private equity placement, the Company sold 8,125,000 shares of its common stock to certain institutional investors and received $15.3 million, net of offering costs. The private placement included the issuance of warrants to purchase 3,250,000 shares of the Company’s common stock at an exercise price of $2.40 per share, subject to adjustment upon certain events. The warrants become exercisable on September 17, 2007 and expire on March 15, 2012.
On June 28, 2007, in a second private equity placement, the Company sold to Alta Partners VIII, L.P. (Alta) 9,800,000 shares of its common stock and a seven-year warrant to purchase up to 1,960,000 shares of Common Stock at an exercise price of $1.65 per share, or the equivalent cash value thereof, as further described below. The Company received $15.4 million, net of offering costs.
Under the terms of the Alta warrant, if the Company does not receive approval of its shareholders at the Company’s 2008 annual meeting of shareholders (or any subsequent annual meeting) to issue shares of common stock to Alta upon exercise of the warrant, then the warrant will become exercisable on June 28, 2008, and Alta will be entitled to receive, upon exercise of the warrant, cash from the Company in an amount equal to the difference between the then-current fair market value of the shares underlying the warrant and the aggregate exercise price of the warrant. If the Company receives shareholder approval to issue shares of common stock upon exercise of the warrant, then the warrant will become exercisable upon receipt of such shareholder approval and Alta will be entitled to receive shares of common stock upon exercise of the warrant. Accordingly, the fair value of the warrant has been recorded as a liability on the date of issuance and marked to market at June 30, 2007, resulting in a change in valuation charge to other expense of $0.3 million for the quarter ended June 30, 2007. If the Company receives shareholder approval to issue shares of common stock upon exercise of the warrant, the liability will be marked-to-market through the date of shareholder approval and the remaining liability will be credited to additional paid-in capital.
Note 3. Acquisition of Assets from CryoCath Technologies, Inc.
On June 28, 2007, the Company completed the acquisition of certain tangible and intangible assets of CryoCath Technologies, Inc. (CryoCath) related to its cryoablation surgical device business. Pursuant to the Asset Purchase Agreement between the Company and CryoCath, the Company paid CryoCath $22.0 million at closing and agreed to pay an additional $2.0 million twenty-four months after closing. The Company also agreed to pay up to an additional $6.0 million in contingent payments, $2.0 million of which is contingent on the successful transition of manufacturing from CryoCath to the Company and $4.0 million of which is contingent upon the Company reaching certain levels of sales in 2009 and 2010 of SurgiFrost® XL, a product line in development.
The Company and CryoCath also entered into 1) a License Agreement, which provides the Company with an exclusive, perpetual, royalty-free, worldwide license to use CryoCath’s intellectual property related to the cryoablation surgical device business, 2) a Manufacturing Agreement, pursuant to which CryoCath has agreed to manufacture, assemble and supply products relating to the cryoablation surgical business to the Company for a period of up to one year, and 3) a Termination Agreement, which terminated the Distribution Agreement and Agent Agreement, each dated November 9, 2004, between the Company and CryoCath.
Purchase Price
The Company has accounted for the CryoCath asset acquisition as a purchase under U.S. generally accepted accounting principles. Under the purchase method of accounting, the assets and liabilities acquired were recorded as of the acquisition date, at their respective fair values, and consolidated with those of the Company. The purchase price allocation is based upon preliminary estimates of the fair value of assets acquired and liabilities assumed. The Company is in the process of gathering information to finalize its valuation of certain assets, primarily the valuation of acquired intangible assets. The purchase price allocation will be finalized once the Company has all the necessary information to complete its estimate, but no later than one year from the acquisition date. The valuation requires the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows and the applicable discount rates. These estimates were based on assumptions that the Company believes to be reasonable. However, actual results may differ from these estimates.
The preliminary purchase price is as follows as of June 30, 2007 (amounts in thousands):

Cash paid at closing	$22,000
License payments made under prior Distribution and Agent Agreements	1,765
Non-contingent cash payment to be made (discounted to present value)	1,663
Estimated acquisition-related costs	1,655

Total preliminary purchase price	$27,083

Preliminary Purchase Price Allocation
The following table summarizes the preliminary purchase price allocation for the CryoCath asset acquisition as of June 30, 2007 (amounts in thousands):

Current assets	$951
Fixed assets	761
Definite-lived intangible assets subject to amortization	11,800
Goodwill	10,837
Acquired in-process research and development	3,500
Current liabilities	(766)

Total preliminary purchase price allocation	$27,083

The excess of the purchase price over the fair value of net tangible assets acquired was allocated to specific intangible asset categories and in-process research and development as follows:

		Weighted Average
	Amount	Amortization
(in thousands)	Assigned	Period
Definite-lived intangible assets:
Existing technology — core	$4,400	16 years
Existing technology — developed	5,600	5 years
Distributor relationships	1,500	12 years
Product trademarks	300	10 years

Total definite-lived intangible assets	$11,800	10 years

Goodwill	$10,837

Acquired in-process research and development	$3,500

The Company believes that the estimated intangible assets so determined represent the fair value at the date of acquisition. The Company used the income approach to determine the fair value of the amortizable intangible assets.
The $3.5 million acquired in-process research and development (IPR&D) associated with the acquisition relates to SurgiFrost XL, a product line in development to enable less invasive stand alone or sole therapy solutions to treat atrial fibrillation. This IPR&D has been recorded as a non-recurring charge to operations for the quarter ended June 30, 2007. The Company used the income approach to determine the fair value of IPR&D, applying a risk adjusted discount rate of 30% to the development project’s projected cash flows.

Note 4. Acquisition of 3F Therapeutics, Inc.
In September 2006, the Company completed the acquisition of all the voting and non-voting stock of 3F Therapeutics, Inc. (3F), a privately-held medical device company specializing in the manufacture of tissue replacement components for human heart valves. The Company views the acquisition of 3F as a significant step in executing its vision of obtaining a leadership position in all segments of the cardiac surgery market. The preliminary purchase price (unchanged from December 31, 2006) was $29.4 million and consisted of $26.1 million in fair value of ATS common stock issued in the acquisition and $3.3 million in acquisition-related costs.
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

	Three months	Six months
	ended	ended
(in thousands, except per share data)	June 30, 2006	June 30, 2006
Net sales	$10,892	$20,665
License revenue	3,690	7,381

Total revenue	$14,582	$28,046

Net loss	$(2,147)	$(4,201)

Net loss per share — basic and diluted	$(0.05)	$(0.10)

License revenue relates to license, supply and training agreements that 3F had with Edwards Lifesciences (Edwards). The Edwards agreements were terminated in the fourth quarter of 2006 and no additional license revenue will be recognized.
The unaudited pro forma net loss includes $0.1 million for the amortization of purchased intangible assets and the increase in depreciation expense of 3F related to the step-up of fixed assets to fair value. The unaudited pro forma financial information excludes a $14.4 million non-recurring charge for acquired IPR&D recorded in connection with the acquisition.

Note 5. Inventories
Inventories consist of the following, stated at the lower of cost (first-in, first-out basis) or market:

	June 30,	December 31,
(in thousands)	2007	2006
Raw materials	$4,002	$4,615
Work-in-process	3,246	2,948
Finished goods	11,130	11,219

	$18,378	$18,782

Note 6. Comprehensive Income (Loss)
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
Note 7. Intangible Assets
Indefinite-lived Intangibles and Impairment Policy
Indefinite-lived intangible assets include goodwill and technology licenses and agreements, all of which are carried at cost. The Company applies Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, to its intangible assets, which prohibits the amortization of intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. Management reviews indefinite-lived intangible assets for impairment annually as of the last day of the second quarter, or more frequently if a change in circumstances or occurrence of events suggests the remaining value may not be recoverable. The test for impairment requires management to make estimates about fair-value which are based either on the expected undiscounted future cash flows or on other measures of value such as the market capitalization of the Company. If the carrying amount of the assets is greater than the measures of fair value, impairment is considered to have occurred and a write-down of the asset is recorded. Management completed its annual impairment testing as of June 30, 2007 and determined that the Company’s intangible assets, with the exception of the ErySave license agreement intangible discussed below, were not impaired.
Intangible Asset Impairment
The Company has made licensing fee and development milestone payments to ErySave AB (ErySave), a Swedish research firm, under an exclusive development and licensing agreement, executed in 2004, for worldwide rights to ErySave’s PARSUS filtration technology for cardiac surgery procedures. In July 2007, the Company was informed that ErySave was in the process of declaring bankruptcy and they could not continue development work. Accordingly, the $0.8 million ErySave license payments intangible asset was written off for the quarter ended June 30, 2007.
Change in Status of Indefinite-lived Intangible Asset
The Company holds an exclusive, worldwide right and license to use CarboMedics, Inc.’s (CarboMedics, f/k/a Sulzer CarboMedics) pyrolytic carbon technology. The license was originally obtained in 1999 and had a carrying value of $18.5 million at December 31, 2006. Based on the Company’s periodic review of its indefinite-lived intangibles, the Company has determined that this carbon technology license has a finite life and has begun amortizing this asset over a 15-year life commencing January 1, 2007. Amortization expense on this technology license was $0.3 million and $0.6 million for the three and six months ended June 30, 2007, respectively.
Intangible Asset Purchases
On January 26, 2007, the Company issued 224,416 shares of its common stock pursuant to the exercise of its option to purchase certain assets of EM Vascular, Inc. (EM Vascular), under a May 2005 Option and Asset Purchase

Agreement (Option Agreement). The payment in shares was at the option of the Company and was in lieu of a $0.5 million cash payment. The most significant asset acquired as part of this purchase is technology that may potentially allow for a non-invasive, non-pharma therapy for the treatment of such disorders as atherosclerotic plaque and blood hyper-cholesterolemia. Under the terms of the Option Agreement, the Company will also be obligated to make additional contingent payments to EM Vascular of up to $2.2 million in the form of ATS common stock upon the attainment of certain milestone events and to pay royalties on applicable product sales.
On June 28, 2007, the Company acquired certain intangible assets in connection with the purchase of the surgical cryoablation business of CryoCath Technologies, Inc., as discussed more fully in Note 3 above.
Note 8. Long-Term Debt
Convertible Senior Notes Payable
In October 2005, the Company sold a combined $22.4 million aggregate principal amount of 6% Convertible Senior Notes due 2025 which are convertible into 5,333,334 shares of the Company’s common stock (Notes), Warrants to purchase 1,344,000 shares of the Company’s common stock exercisable at $4.40 per share (Warrants), and embedded derivatives. Interest is payable under the Notes each April and October.
The total value of the Warrants on the date of issuance was recorded as a discount on the Notes. In addition, the Company has bifurcated embedded derivatives from the Notes under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related EITF interpretations and SEC rules. The Company recorded a derivative liability on the date of issuance of the Notes, with an offsetting discount on the Notes. The Warrants and derivative discounts are being amortized to interest expense over the 20 year life of the Notes, using the effective interest method. Interest expense attributable to the Warrants and derivative discount amortization totaled $0.07 million and $0.08 million for the six months ended June 30, 2007 and 2006, respectively.
The derivative liability is adjusted to fair value on a quarterly basis, resulting in a change in valuation credit to other income of $0.02 million and $0.10 million for the quarters ended June 30, 2007 and 2006, and $0.04 million and $1.28 million for the six months ended June 30, 2007 and 2006, respectively. The liability balance was $0.2 million at June 30, 2007. The derivative liability is presented in the balance sheet within the same line as the Convertible Senior Notes payable.
Bank Notes Payable
In July 2004, the Company entered into a Loan and Security Agreement (Loan Agreement) with Silicon Valley Bank (Bank), establishing a secured revolving credit facility for $8.5 million consisting of a $2.5 million three-year term loan as well as a two-year $6.0 million line of credit. In March 2006, the Bank agreed to provide for additional advances of up to $1.5 million, which the Company could use to finance or refinance eligible equipment purchased on or after June 1, 2005 and on or before May 31, 2006. The Company fully drew down both the $2.5 million term loan and the $1.5 million advance amount, which were being repaid over 36 and 60 month periods, respectively. The Company had not drawn any advances and had no outstanding balance on the $6.0 million line of credit. All Company assets are pledged as collateral on the credit facility.
The Company was subject to certain financial covenants under the Loan Agreement, as amended, to maintain a liquidity ratio of not less than 2.0 to 1.0 and a net tangible net worth of at least $40 million. At December 31, 2006, the Company was not in compliance with the liquidity ratio covenant. On February 20, 2007, the Company entered into an Amendment to the Loan Agreement (February 2007 Amendment) whereby, effective December 31, 2006, the liquidity ratio was decreased to be equal to or greater than 1.6 to 1.0 and the tangible net worth requirement was eliminated, bringing the Company into compliance with the covenants as amended. The February 2007 Amendment also terminated the line of credit.
On June 19, 2007, the Company entered into an Amendment to the Loan Agreement (June 2007 Amendment) whereby the Bank consented to (i) the Company’s purchase of certain surgical cryoablation assets from CryoCath Technologies, Inc. (CryoCath Assets) and (ii) certain agreements related to the acquisition of the CryoCath Assets. The June 2007 Amendment also provided for a new $8.6 million term loan (Term Loan) to the Company, which is to be used to repay the outstanding term loan and advances to the Company from the Bank under the Loan Agreement and to purchase the CryoCath Assets.

Under the Term Loan, the Company is required to make monthly payments of interest only beginning on July 1, 2007, and continuing on the first day of each successive month until December 1, 2007, and 42 monthly payments of principal plus interest beginning on January 1, 2008 and continuing on the first day of each successive month until June 1, 2011. The Company also has the right to prepay all, but not less than all, of the outstanding Term Loan at any time so long as no event of default has occurred. Interest on the Term Loan accrues at a fixed rate per annum equal to 1.25% above the Prime Rate which was in effect as of the funding date of the Term Loan.
The June 2007 Amendment also made certain changes to the liquidity ratio test set forth in the Loan Agreement, as amended. The liquidity ratio was changed to require that the Company maintain, at all times, on a consolidated basis, a ratio of (a) the sum of 1) unrestricted cash (and equivalents) of the Company on deposit with the Bank plus 2) 50% of the Company’s accounts receivable arising form the sale or lease of goods, or provision of services, in the ordinary course of business, divided by (b) the indebtedness of the Company to the Bank for borrowed money, of equal to or greater than 1.4 to 1.0.
Note 9. Recently Issued Accounting Pronouncements
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
Note 10. Litigation
Abbey Litigation
On January 23, 2006, following execution of the Merger Agreement between the Company and 3F, 3F was informed of a summons and complaint dated January 19, 2006, which was filed in the U.S. District Court in the Southern District of New York by Arthur N. Abbey (Abbey) against 3F Partners Limited Partnership II (a major stockholder of 3F, “3F Partners II”), Theodore C. Skokos (the then chairman of the board and a stockholder of 3F), 3F Management II, LLC (the general partner of 3F Partners II), and 3F (collectively, the Defendants) (the Abbey I Litigation). The summons and complaint alleges that the Defendants committed fraud under federal securities laws, common law fraud and negligent misrepresentation in connection with the purchase by Abbey of certain securities of 3F Partners II. In particular, Abbey claims that the Defendants induced Abbey to invest $4 million in 3F Partners II, which, in turn, invested $6 million in certain preferred stock of 3F, by allegedly causing Abbey to believe, among other things, that such investment would be short-term. Pursuant to the complaint, Abbey is seeking rescission of his purchase of his limited partnership interest in 3F Partners II and return of the amount paid therefore (together with pre-and post-judgment interest), compensatory damages for the alleged lost principal of his investment (together with interest thereon and additional general, consequential and incidental damages), general damages for all alleged injuries resulting from the alleged fraud in an amount to be determined at trial and such other legal and equitable relief as the court may deem just and proper. Abbey did not purchase any securities directly from 3F and is not a stockholder of 3F. On March 23, 2006, 3F filed a motion to dismiss the complaint. Under the Private Securities Litigation Reform Act, no discovery will be permitted until the judge rules upon the motion to dismiss. On May 15, 2006, 3F filed and served a reply memorandum of law in further support of its motion to dismiss Abbey’s complaint with prejudice. On August 6, 2007, the Court granted 3F’s motion to dismiss the complaint based on plaintiff’s failure to state a claim upon which relief may be granted and the case was closed. Abbey has not indicated whether he will appeal this dismissal.
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
3F has been notified by its director and officer insurance carrier that such carrier will defend and cover all defense costs as to 3F and Mr. Skokos in the Abbey I Litigation and Abbey II Litigation, subject to policy terms and full reservation of rights. In addition, under the merger agreement, 3F and the 3F stockholder representative have agreed that the Abbey I Litigation and Abbey II Litigation are matters for which express indemnification is provided. As a result, the escrow shares and milestone shares, if any, may be used by ATS to satisfy, in part, ATS’s set-off rights and indemnification claims for damages and losses incurred by 3F or ATS, and their directors, officers and affiliates, that are not otherwise covered by applicable insurance arising from the Abbey I Litigation and Abbey II Litigation. See Note 4 of “Notes to Consolidated Financial Statements” in this report for a description of the escrow and milestone shares. The Company believes that the Abbey I Litigation and Abbey II Litigation will not result in a material impact on the Company’s financial position or operating results.
CarboMedics Litigation
On January 26, 2007, the Company was served with a complaint filed by CarboMedics against ATS in the U.S. District Court in the District of Minnesota on November 22, 2006. The complaint alleges that the Company has breached certain contractual obligations, including an alleged obligation to purchase $22 million of MHV carbon components under a long-term supply agreement with CarboMedics which obligation CarboMedics contends had been scheduled to re-commence in 2007.
The complaint seeks specific enforcement of the supply agreement, revocation of certain intellectual property rights purchased by ATS from CarboMedics, and monetary damages in excess of $75,000. The Company believes that the complaint filed by CarboMedics is without merit, that CarboMedics has repudiated and breached the long-term supply agreement, and that the Company has affirmative claims against CarboMedics. On February 16, 2007, the Company filed its answer and counterclaim to the complaint, including counterclaims for breach of contract, anticipatory repudiation, deceptive trade practice and business disparagement, and a request for monetary damages. On March 14, 2007 the Company also filed a motion for judgment on the pleadings regarding CarboMedics request for specific performance of the supply agreement. On April 9, 2007 CarboMedics filed a motion for a preliminary injunction to require ATS to order components from CarboMedics. Arguments on both of these motions were heard at a hearing on May 31, 2007. Discovery in this matter is on-going. A trial date has been set for September 2008.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “expect,” “believe,” “anticipate” or “estimate” identify such forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially from those expressed in such forward-looking statements. Some of the factors that could cause such material differences are identified in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and in Part II, Item 1A of this Quarterly Report on Form 10-Q. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future filings with the SEC.
Executive Overview
We develop, manufacture, and market medical devices. Our primary interest lies with devices used by cardiovascular surgeons in the cardiac surgery operating theater. Currently, we participate in the markets for mechanical bileaflet replacement heart valves, tissue heart valves, valve repair products, the surgical treatment of atrial fibrillation, and surgical tools and accessories.
CarboMedics, Inc. (CarboMedics), a manufacturer of pyrolytic carbon components used in mechanical heart valves, developed the basic design from which the ATS mechanical heart valve (MHV) evolved. CarboMedics has also designed and patented numerous mechanical valves. In 1990, CarboMedics offered to license a patented and partially developed valve to us if we would complete the development of the valve and agree to purchase carbon components from CarboMedics. As a result, we now hold an exclusive, royalty-free, worldwide license to an open pivot, bileaflet mechanical heart valve design owned by CarboMedics. In addition, we have an exclusive, worldwide right and license to use CarboMedics’ pyrolytic carbon technology to manufacture components for the ATS heart valve.
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
During 2002, we reorganized the Company, laying off more than half of our work force, including all executive management. With the hiring of a new president late in 2002, we started the process of rebuilding our sales and marketing teams, both in the United States and internationally. This rebuilding has been the most significant factor in our operating expense levels during the last four fiscal years. Because sales prices in the United States exceed selling prices in most other markets, we believe that our future success will depend on achieving increased market share in the United States. Our U.S. sales as a percentage of our overall sales have grown from 4% in 2000 to 39% in 2006.
During 2004, we made our first investments outside the mechanical heart valve market. In November 2004, we completed a global partnership agreement with CryoCath Technologies, Inc. (CryoCath) to market CryoCath’s surgical cryotherapy products for the ablation of cardiac arrhythmias. CryoCath developed a portfolio of novel products marketed under the SurgiFrost and FrostByte trade names which are used by cardiac surgeons to treat cardiac arrhythmias. Treatment is accomplished through the creation of an intricate pattern of lesions on the surface of the heart to block inappropriate electrical conduction circuits which cause the heart to be less effective when pumping blood and can lead to stroke, heart failure and death. Unique to this technology is the use of cryothermy (cold) to create lesions. The agreement with CryoCath has resulted in revenues for our Company since 2005.
On June 28, 2007, we acquired the assets of the surgical cryoablation business of CryoCath. The assets acquired include the SurgiFrost®, FrostByte®, and SurgiFrost XL family of products for which we served as CryoCath’s exclusive agent in the United States and distributor in certain international markets.
Under the acquisition agreements we paid CryoCath $22.0 million upon closing of the transaction, and will pay CryoCath $2.0 million upon the achievement of certain manufacturing transition milestones, $2.0 million two years after closing and up to $4.0 million in contingent payments based on future sales of Surgifrost XL, an FDA cleared and CE Marked product planned for commercial release in the second half of 2007. Surgifrost XL was developed to enable a minimally-invasive beating heart solution for the treatment of cardiac arrhythmias, including atrial fibrillation without concomitant cardiac surgery. This technology enables us to leverage our current operating infrastructure and allows us to better address the rapidly growing $1.5 billion cardiac arrhythmia market. The transaction was financed with part of the proceeds of an $8.6 million senior secured term loan from SVB Silicon Valley Bank and the private placement of 9,800,000 shares of ATS common stock at a purchase price of $1.65 per share to Alta Partners, a life sciences venture capital firm. Alta also received a warrant to purchase 1,960,000 shares of ATS common stock at $1.65 per share.
During 2005 we continued to develop our business outside the mechanical heart valve market. In June 2005, we entered into an exclusive development, supply and distribution agreement with Genesee BioMedical, Inc. (GBI), under which GBI will develop, supply, and manufacture cardiac surgical products to include annuloplasty repair rings, c-rings and accessories, and we will have exclusive worldwide rights to market and sell such products. Our agreement with GBI produced revenues for us in 2006. In June 2005, we entered into a marketing services agreement with Regeneration Technologies, Inc. — Cardiovascular (RTI-CV). Under the terms of the agreement, RTI-CV appointed us as its exclusive marketing services representative to promote, market and solicit orders for RTI-CV’s processed cardiovascular allograft tissue from doctors, hospitals, clinics and patients throughout North America. The agreement with RTI-CV resulted in revenues for our Company in both 2005 and 2006. However, the cardiovascular tissue processing business of RTI-CV was sold during 2006 and RTI-CV is discontinuing its cardiovascular tissue processing operations. Our distribution agreement with RTI-CV will terminate at the end of 2007.
In September 2006, we completed the acquisition of all the voting and non-voting stock of 3F Therapeutics, Inc. (3F), a privately-held medical device company specializing in manufacturing tissue heart valves. The acquisition was consummated pursuant to an agreement and plan of merger dated January 23, 2006, as amended (the Merger Agreement). Under the terms of the Merger Agreement, upon closing, we paid each 3F stockholder its pro-rata portion of an initial payment of 9 million shares of our common stock, subject to certain adjustments. In addition to the initial closing payment, we are obligated to make additional contingent payments to 3F stockholders of up to 10 million shares of our common stock with shares issuable upon obtaining each of the CE mark and FDA approval of certain key products on or prior to December 31, 2013. Milestone share payments may be accelerated upon completion of certain transactions involving these key products. The first generation tissue valve, the ATS 3F® Aortic Bioprosthesis, has received CE mark and is available for sale in Europe and certain other international markets. We expect FDA approval of this product in the second half of 2007.
Also in September 2006, we entered into an exclusive distribution agreement with Novare Surgical Systems, Inc. (Novare). Novare is the owner of the Enclose II® cardiac anastomosis assist device, which is a device used by cardiac surgeons to attach a bypass vessel to the aorta during coronary artery bypass graft surgery. Under the terms of the agreement, we hold the exclusive right to market, sell and distribute the Enclose II product in the United States, Germany, France and the United Kingdom. We agreed to pay to Novare a transfer price for each box of Enclose II product we purchase. Starting in 2007, we are required to purchase an annual minimum amount of Enclose II product, which increases 15% each year.
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

Results of Operations
The following table provides the dollar and percentage change in the Statements of Operations for the three and six months ended June 30, 2007 and 2006.

	Three months ended June 30,				Six months ended June 30,
			Increase (Decrease)				Increase (Decrease)
(In thousands)	2007	2006	$	%	2007	2006	$	%

Net sales	$12,417	$10,857	$1,560	14.4%	$23,213	$20,587	$2,626	12.8%
Cost of goods sold	5,545	5,410	135	2.5%	10,098	10,408	(310)	(3.0)%

Gross profit	6,872	5,447	1,425	26.2%	13,115	10,179	2,936	28.8%

Operating expenses:
Sales and marketing	5,992	5,112	880	17.2%	11,908	9,946	1,962	19.7%
Research and development	1,901	437	1,464	335.0%	3,558	842	2,716	322.6%
Acquired in-process R & D	3,500	—	3,500	—	3,500	—	3,500	—
General and administrative	2,460	2,279	181	7.9%	5,109	4,221	888	21.0%
Amortization of intangibles	414	—	414	—	829	—	829	—
Impairment of intangibles	755	—	755	—	755	—	755	—

Total operating expenses	15,022	7,828	7,194	91.9%	25,659	15,009	10,650	71.0%

Operating loss	(8,150)	(2,381)	5,769	242.3%	(12,544)	(4,830)	7,714	159.7%

Net interest expense	(307)	(478)	(171)	(35.8)%	(752)	(789)	(37)	(4.7)%

Change in value of derivative liability bifurcated from convertible senior notes	(260)	95	(355)	(373.7)%	(241)	1,280	(1,521)	(118.8)%

Net loss	($8,717)	($2,764)	$5,953	215.4%	($13,537)	($4,339)	$9,198	212.0%

The following table presents the Statements of Operations as a percentage of net sales for the three and six months ended June 30, 2007 and 2006.

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	44.7%	49.8%	43.5%	50.6%

Gross profit	55.3%	50.2%	56.5%	49.4%
Operating expenses:
Sales and marketing	48.3%	47.1%	51.3%	48.3%
Research and development	15.3%	4.0%	15.3%	4.1%
Acquired in-process R & D	28.2%	0.0%	15.1%	0.0%
General and administrative	19.8%	21.0%	22.0%	20.5%
Amortization of intangibles	3.3%	0.0%	3.6%	0.0%
Impairment of intangibles	6.1%	0.0%	3.3%	0.0%

Total operating expenses	121.0%	72.1%	110.5%	72.9%

Operating loss	(65.6)%	(21.9)%	(54.0)%	(23.5)%

Net interest income (expense)	(2.5)%	(4.4)%	(3.2)%	(3.8)%
Change in value of derivative liability bifurcated from convertible senior notes	(2.1)%	0.9%	(1.0)%	6.2%

Net loss	(70.2)%	(25.5)%	(58.3)%	(21.1)%

Net Sales. The following table provides the dollar and percentage change in net sales inside and outside the United States and Canada for the three and six months ended June 30, 2007 and 2006.

	Three months ended June 30,				Six months ended June 30,
			Increase (Decrease)				Increase (Decrease)
(In thousands)	2007	2006	$	%	2007	2006	$	%

United States and Canada	$4,074	$4,166	($ 92)	(2.2)%	$8,381	$8,060	$321	4.0%
Outside U. S. and Canada	8,343	6,691	1,652	24.7%	14,832	12,527	2,305	18.4%

Total	$12,417	$10,857	$1,560	14.4%	$23,213	$20,587	$2,626	12.8%

The following table provides net sales inside and outside the United States and Canada as a percentage of total net sales for the three and six months ended June 30, 2007 and 2006.

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

United States and Canada	32.8%	38.4%	36.1%	39.2%
Outside U. S. and Canada	67.2%	61.6%	63.9%	60.8%

Total	100.0%	100.0%	100.0%	100.0%

The following table provides net sales by product group for the three and six months ended June 30, 2007 and 2006.

	Three months ended June 30,				Six months ended June 30,
			Increase				Increase
(In thousands)	2007	2006	$	%	2007	2006	$	%

Heart valve therapy	$10,780	$9,632	$1,148	11.9%	$19,771	$18,259	$1,512	8.3%
Surgical arrhythmia	1,341	1,156	185	16.0%	2,819	2,214	605	27.3%
Surgical tools and accessories	296	69	227	329.0%	623	114	509	446.5%

Total	$12,417	$10,857	$1,560	14.4%	$23,213	$20,587	$2,626	12.8%

Heart valve therapy sales, our largest product group, consists of mechanical and tissue heart valves and heart valve repair products. Our MHV products continue to be our primary product line and comprised approximately 79% of our worldwide sales for the first half of 2007, compared to 85% for the same period in 2006. U.S. MHV sales revenue for the second quarter and first half of 2007 declined approximately 20% and 16%, respectively, over the same periods in 2006, as the overall MHV market continues to decline on an annual basis due to the encroachment of tissue valves. However, international MHV sales increased 25% in the second quarter of 2007 over the same period in 2006. Worldwide heart valve therapy revenue has increased due to the expansion of direct selling operations in three international markets in 2007 and the growth of our repair ring products, which were introduced in the second quarter of 2006.
Net sales generated from surgical arrhythmia therapy products, consisting of cryotherapy products for the ablation of cardiac arrhythmias, are representative of our prior distribution and agency agreements with CryoCath. Through our acquisition of the surgical cryoablation business of CryoCath in June 2007, these sales are expected to increase significantly in future quarters due to a gross-up on certain sales for which we had served as an agent and received a commission as well as to the addition of direct sales to other CryoCath corporate customers.
During the last several years, we aggressively entered several international markets that represent opportunities for greater MHV sales unit growth, but at prices lower than our other direct markets. We believe this strategy was appropriate because it allowed us to increase our market share while reducing our cost of goods sold on a per unit basis. We also believe that our current lower product costs, related to carbon components manufactured internally, allows us to now achieve incremental profit margins in these international markets.
Net sales have been favorably impacted by revenue from the new business initiatives and partnerships discussed above, primarily revenue derived from surgical cryotherapy products, annuloplasty repair rings, c-rings and accessories, and cardiac anastomosis assist devices. Approximately 21% of our worldwide revenue in the first half of 2007 was derived from products other than mechanical heart valves, up from approximately 15% in the first half of 2006.
Cost of Goods Sold and Gross Profit. Our 2007 and 2006 gross profit has benefited in particular from sales of lower cost mechanical heart valves which are now manufactured entirely in our own facilities. By the middle of the first quarter of 2006, we had substantially depleted our high-priced, but paid-for, inventories of carbon components purchased from CarboMedics, and had moved into lower-cost, internally-produced carbon material cost layers. This transition to full in-house manufacture of mechanical heart valves favorably impacted our second quarter 2007 and first half 2007 gross profit by approximately $0.7 million and $1.8 million, respectively, and improved our gross profit percentage of net sales for these same periods by approximately 5.4 and 7.7 percentage points, respectively, compared to the prior year.
Our gross profit as a percentage of net sales for the second quarter and first half of 2007 was also favorably impacted by higher worldwide MHV average selling prices (ASP), due primarily to a shift in international sales mix from lower-margin lesser-developed countries to higher-margin industrialized countries and the move to direct selling in three new international markets during the past 12 months. The higher MHV ASP caused our second quarter and first half 2007 gross profit percentage of net sales to be higher by approximately 3.0 and 3.5 percentage points, respectively.
Our 2007 gross profit percentage was negatively impacted by lower U.S. MHV unit sales volume, which lowered our second quarter and first half 2007 gross profit as a percentage of net sales by approximately 1.9 and 1.5 percentage points, respectively. Our 2007 gross profit percentage was also negatively impacted by 3F obsolescence costs and manufacturing variances due to low manufacturing volumes, which lowered our second quarter and first half 2007 gross profit as a percentage of net sales by approximately 0.7 and 1.3 percentage points, respectively.
Sales and Marketing. In the United States, our sales and marketing costs in the second quarter of 2007 increased $0.3 million, or 7.8% over the second quarter of 2006 to $3.7 million. U.S. sales and marketing costs for the first half of 2007 increased $0.5 million over the same period in 2006 to $7.5 million. The increases were due to the addition of marketing expenses for 3F related to the European market launch of our first generation tissue heart valve, and to hiring costs for additional marketing personnel. First half 2007 U.S. sales and marketing costs also reflect $0.1 million of higher stock compensation expense. Field selling costs in the United States were slightly lower (1%) in the first half of 2007 compared to the same period in 2006, reflecting the turnover of sales representatives in the current year.
Internationally, our sales and marketing costs for the second quarter and first half of 2007 increased over the prior year approximately 37% and 50% to $2.3 million and $4.4 million, respectively. Both increases reflect our continued investment in international markets, including the establishment of a European support office in the third quarter of 2006 and the expansion of our direct sales operations in Europe. During the last four years we have established sales and/or distribution operations in France (2003), China (2004), Germany (2005), and Austria (2006).
Research and Development. Research and development (R & D) in the second quarter of 2007 increased 335% to $1.9 million and increased 323% to $3.6 million for the first half of 2007 compared to the same periods in the prior year. These increases in R & D reflect the 2007 addition of research, clinical and regulatory costs for 3F ($1.3 million and $2.5 million for the second quarter and first half of 2007, respectively) and the hiring of Vice Presidents for R & D and for Regulatory, Clinical and Quality during 2006.
Acquired In-process R & D. In connection with our acquisition of the assets of the surgical cryoablation business of CryoCath, we recorded a non-recurring in-process R & D (IPR&D) charge of $3.5 million in June 2007. See Note 3 of Notes to Consolidated Financial Statements in this report for additional information regarding the asset acquisition, including the purchase price and the preliminary allocation of the purchase price. The IPR&D relates to SurgiFrost XL, a product line in development to enable less invasive stand alone or sole therapy solutions to treat atrial fibrillation. We used the income approach to determine the fair value of IPR&D, applying a risk adjusted discount rate of 30% to the development project’s projected cash flows.
General and Administrative. General and administrative (G & A) expenses increased $0.2 million to $2.5 million for the second quarter of 2007 and increased $0.9 million to $5.1 million for the first half of 2007 over the same periods in 2006. Major cost increases in G & A expenses for the first half of 2007 over the same period in 2006 related to severance costs and accruals for terminated employees of $0.5 million ($0.1 million in the second quarter of 2007), the addition of 3F G & A expenses of $0.2 million ($0.1 million in the second quarter), corporate and business development expenses of $0.4 million ($0.2 million in the second quarter), outside legal and consulting costs of $0.3 million ($0.2 million in the second quarter), and executive search fees of $0.1 million. These first half 2007 cost increases were offset, in part, by $0.5 million in lower corporate bonus accruals ($0.2 million in the second quarter of 2007) and $0.3 million in lower bad debt expense related to the termination in 2006 of an international distributor.
We recognized total stock compensation expense in the first half of 2007 of $0.62 million, of which $0.25 million was included in G & A expenses and $0.37 million in sales and marketing expenses. For the first half of 2006, we recognized total stock compensation expense of $0.46 million, of which $0.20 million was included in G & A expenses and $0.26 million in sales and marketing expenses.
Amortization of Intangibles. We recognized $0.4 million and $0.8 million of amortization expense in the second quarter and first half of 2007, respectively, related to (1) initial amortization of our carbon technology license with CarboMedics and (2) acquired definite-lived intangible assets connected with the September 2006 acquisition of 3F ($0.1 million). See Note 7 of “Notes to Consolidated Financial Statements” in this report for more information regarding the CarboMedics technology license and its change in status from an indefinite-lived to a definite-lived intangible asset. We expect total amortization expense to be approximately $2.4 million for the year ending December 31, 2007, which includes estimated amortization of the definite-lived intangible assets acquired in our June 2007 purchase of the surgical cryoablation business of CryoCath.
Impairment of Intangibles. We have made licensing fee and development milestone payments to ErySave AB, a Swedish research firm, under an exclusive development and licensing agreement, executed in 2004, for worldwide rights to ErySave’s PARSUS filtration technology for cardiac surgery procedures. In July 2007, we were informed that ErySave was in the process of declaring bankruptcy and they could not continue development work. Accordingly, the $0.8 million ErySave license payments intangible asset was written off for the quarter ended June 30, 2007.
Net Interest Income (Expense). Net interest expense was attributable primarily to the October 2005 sale of $22.4 million aggregate principal amount of 6% Convertible Senior Notes. Interest expense on these Notes in the first half of 2007 and 2006 was $0.95 million and $1.02 million, respectively, which also includes amortization of (1) financing costs, (2) the discount related to the implied value of common stock warrants sold with the Notes, and (3) the discounts related to the bifurcated Convertible Senior Notes derivatives. See Note 8 of “Notes to Consolidated Financial Statements” in this report for more information regarding the Convertible Senior Notes. Interest expense was also attributable to bank notes with Silicon Valley Bank. Interest income for the first half of 2007 and 2006 was $0.34 million and $0.37 million, respectively, and is attributable to the investment of our cash balances.
Change in Value of Warrant Liability and Derivative Liability Bifurcated from Convertible Senior Notes. In connection with our June 2007 private equity placement, we sold to Alta Partners VIII, L.P. a seven-year warrant to purchase up to 1,960,000 shares of our Common Stock at an exercise price of $1.65 per share, or the equivalent cash value thereof. Under the terms of the warrant, if we do not receive approval from our shareholders at our 2008 annual meeting of shareholders (or any subsequent annual meeting) to issue shares of common stock to Alta upon exercise of the warrant, then the warrant will become exercisable on June 28, 2008, and Alta will be entitled to receive, upon exercise of the warrant, cash in an amount equal to the difference between the then-current fair market value of the shares underlying the warrant and the aggregate exercise price of the warrant. If we do receive shareholder approval to issue shares of common stock upon exercise of the warrant, then the warrant will become exercisable upon receipt of such shareholder approval and Alta will be entitled to receive shares of common stock upon exercise of the warrant. Accordingly, the fair value of the warrant has been recorded as a liability on the balance sheet and marked to market at June 30, 2007, resulting in a change in valuation charge of $0.28 million for the quarter ended June 30, 2007.

During the first half of 2007 and 2006, we recorded non-operating favorable adjustments totaling $0.04 million and $1.28 million, respectively, for the change in the Convertible Senior Notes derivative liability to fair value. The large decline in this adjustment for the first half of 2007 as compared to the first half of 2006 relates to the elimination of the largest of the embedded derivatives in the Convertible Senior Notes (the conversion feature derivative), which was no longer required to be accounted for as a derivative after our authorized shares were increased at our Annual Meeting of Shareholders on September 25, 2006. See Note 8 of “Notes to Consolidated Financial Statements” in this report for more information regarding the Convertible Senior Notes derivative liability and our accounting for the related derivative financial instruments under SFAS No.133, Accounting for Derivative Instruments and Hedging Activities.
Income Taxes. Through 2006 we have accumulated approximately $135 million of net operating loss (NOL) carryforwards for U.S. tax purposes. We believe that our ability to fully utilize the existing NOL carryforwards could be restricted on a portion of the NOL by changes in control that may have occurred or may occur in the future and by our ability to generate net income. We have not yet conducted a formal study of whether, or to what extent, past changes in control of ATS impairs our NOL carryforwards because we are unable to utilize such NOL carryforwards until we achieve profitability and because this study would be expensive to complete. When we attain profitability, we will conduct a formal study of any restrictions on our carryforwards. We have not recorded any deferred tax asset related to our NOL carryforwards and other deferred items as we currently cannot determine that it is more likely than not that this asset will be realized and we, therefore, have provided a valuation allowance for the entire asset.
Net Loss. Our increase in net losses in the second quarter and first half of 2007 compared to the same periods in 2006 were due primarily to operating expenses increasing more than net sales and gross profit, and to lower non-operating other income, all of which are described in detail above.
Liquidity and Capital Resources
Cash, cash equivalents, and short-term investments totaled $19.6 million and $10.7 million at June 30, 2007 and December 31, 2006, respectively.
Operating Activities. During the first half of 2007, we received cash payments from customers of approximately $23.4 million and made payments to employees and suppliers of approximately $27.4 million. During the first half of 2006, we received cash payments from customers of $18.3 million and made payments to employees and suppliers of $24.8 million. Since 2002, we have incurred significant expenses to commercialize the ATS heart valve in the United States and in many international markets. As we build sales in future periods and our cost of inventories decrease, we believe our operating losses will decrease and we will move toward a cash flow breakeven on sales and eventually to profitability.
Investing Activities. Our major investing activity in the first half of 2007 was the acquisition of the assets of the surgical cryoablation business of CryoCath in June. We paid $22 million at the closing and paid or accrued approximately $1.7 million in transaction costs during the first half of 2007. See Note 3 of Notes to Consolidated Financial Statements in this report for additional details of this acquisition.
We purchased leasehold improvements, property and equipment totaling $0.3 million and $0.2 million in the first half of 2007 and 2006, respectively. Since the beginning of 2006, our capital spending has declined as a significant portion of our pyrolytic carbon facility was completed by the end of 2005.
We also spent $0.02 million in transaction and legal costs in connection with our first quarter 2007 non-cash purchase of technology and certain other intangible assets from EM Vascular. See Note 7 of Notes to Consolidated Financial Statements in this report for more information regarding this intangible asset purchase.
Financing Activities. During the first half of 2007, we raised $30.7 million, net of offering costs, through two private placement sales of common stock. The first, in March 2007, raised $15.3 million, net of offering costs, through the sale of 8,125,000 shares of our common stock at a price of $2.00 per share and warrants to purchase 3,250,000 shares of our common stock at an exercise price of $2.40 per share. The second, in June 2007, raised $15.4 million, net of offering costs, through the sale of 9,800,000 shares of our common stock at a price of $1.65 per share and a seven-year warrant to purchase up to 1,960,000 shares of our common stock at an exercise price of $1.65 per share, or the equivalent cash value thereof, as further described in Note 2 of Notes to Consolidated Financial Statements in this report. We also received net proceeds of $0.4 million and $0.1 million during the first half of

2007 and 2006, respectively, from the issuance of common stock through exercises of stock options and purchases under our employee stock purchase plan.
Since 2004 we have maintained a Loan and Security Agreement (Loan Agreement) with Silicon Valley Bank (Bank) which established, among other things, a $2.5 million three-year term loan. In March 2006, the Bank agreed to provide for additional advances of up to $1.5 million. We fully drew down both the $2.5 million term loan and the $1.5 million advance amount, which were being repaid over 36 and 60 month periods, respectively. All Company assets are pledged as collateral. We are also subject to certain financial covenants under the Loan Agreement, as amended.
In June 2007, we entered into an Amendment to the Loan Agreement (June 2007 Amendment) whereby the Bank consented to (1) our purchase of the surgical cryoablation assets from CryoCath (CryoCath Assets) and (2) certain agreements related to the acquisition of the CryoCath Assets. The June 2007 Amendment also provided for a new $8.6 million term loan (Term Loan), which we used to repay the outstanding term loan and advances from the Bank under the Loan Agreement and to purchase the CryoCath Assets. Under the Term Loan, we are required to make monthly payments of interest only from July 2007 through December 2007 beginning on July 1, 2007, and monthly payments of principal plus interest beginning January 2008 and continuing until June 2011. We have the right to prepay all, but not less than all, of the outstanding Term Loan at any time so long as no event of default has occurred. Interest on the Term Loan accrues at a fixed rate per annum equal to 1.25% above the Prime Rate which was in effect as of the funding date of the Term Loan.
The June 2007 Amendment also made certain changes to the liquidity ratio test set forth in the Loan Agreement, as amended. The liquidity ratio was changed to require that we maintain, at all times, on a consolidated basis, a ratio of (1) the sum of (a) our unrestricted cash (and equivalents) on deposit with the Bank plus (b) 50% of the our accounts receivable arising form the sale or lease of goods, or provision of services, in the ordinary course of business, divided by (2) our indebtedness to the Bank for borrowed money, of equal to or greater than 1.4 to 1.0.
In October 2005, we sold a combined $22.4 million aggregate principal amount of 6% Convertible Senior Notes (Notes) due in 2025, warrants to purchase 1,344,000 shares of our common stock (Warrants) and certain embedded derivatives. The Warrants are exercisable at $4.40 per share and expire in 2010. We are using the proceeds from the Notes for general corporate purposes, working capital, capital expenditures and to fund business development opportunities. Interest on these Notes is due semi-annually in April and October. The Notes are convertible into common stock at any time at a fixed conversion price of $4.20 per share, subject to certain adjustments. If fully converted, the Notes would convert into approximately 5,333,334 shares of our common stock. If the Notes are converted under certain circumstances on or prior to October 15, 2008, we will pay the investors the interest they would have received on the Notes through that date. We have the right to redeem the Notes at 100% of the principal amount plus accrued interest at any time on or after October 20, 2008, and the investors have the right to require us to repurchase the Notes at 100% of the principal amount plus accrued interest on October 15 in 2010, 2015 and 2020. See Note 8 of Notes to Consolidated Financial Statements in this report for a full description of the terms and provisions of the Notes.
Cash Management
We estimate that operating costs will remain high in comparison to sales during 2007 and will require the use of cash to fund operations. We will draw down cash balances to fund operations during 2007. Based upon the current forecast of sales and operating expenses, we anticipate having sufficient cash to fund our operations through 2007. As identified in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, any adverse change that affects our revenue, access to the capital markets or future demand for our products will affect our long-term viability. Maintaining adequate levels of working capital depends in part upon the success of our products in the marketplace, the relative profitability of those products and our ability to control operating and capital expenses.
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
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer ,as appropriate, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting. We completed the acquisition of 3F on September 29, 2006 and have not completed our documentation and testing of 3F’s internal control over financial reporting as of the end of the period covered by this report.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
Abbey Litigation
On January 23, 2006, following execution of the Merger Agreement between the Company and 3F, 3F was informed of a summons and complaint dated January 19, 2006, which was filed in the U.S. District Court in the Southern District of New York by Arthur N. Abbey (“Abbey”) against 3F Partners Limited Partnership II (a major stockholder of 3F, “3F Partners II”), Theodore C. Skokos (the then chairman of the board and a stockholder of 3F), 3F Management II, LLC (the general partner of 3F Partners II), and 3F (collectively, the “Defendants”) (the “Abbey I Litigation”). The summons and complaint alleges that the Defendants committed fraud under federal securities laws, common law fraud and negligent misrepresentation in connection with the purchase by Abbey of certain securities of 3F Partners II. In particular, Abbey claims that the Defendants induced Abbey to invest $4 million in 3F Partners II, which, in turn, invested $6 million in certain preferred stock of 3F, by allegedly causing Abbey to believe, among other things, that such investment would be short-term. Pursuant to the complaint, Abbey is seeking rescission of his purchase of his limited partnership interest in 3F Partners II and return of the amount paid therefore (together with pre-and post-judgment interest), compensatory damages for the alleged lost principal of his investment (together with interest thereon and additional general, consequential and incidental damages), general damages for all alleged injuries resulting from the alleged fraud in an amount to be determined at trial and such other legal and equitable relief as the court may deem just and proper. Abbey did not purchase any securities directly from 3F and is not a stockholder of 3F. On March 23, 2006, 3F filed a motion to dismiss the complaint. Under the Private Securities Litigation Reform Act, no discovery will be permitted until the judge rules upon the motion to dismiss. On May 15, 2006, 3F filed and served a reply memorandum of law in further support of its motion to dismiss Abbey’s complaint with prejudice. On August 6, 2007, the Court granted 3F’s motion to dismiss the complaint based on plaintiff’s failure to state a claim upon which relief may be granted and the case was closed. Abbey has not indicated whether he will appeal this dismissal.
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
CarboMedics Litigation
On January 26, 2007, we were served with a complaint filed by CarboMedics against ATS in U.S. District Court in the District of Minnesota on November 22, 2006. The complaint alleges that we have breached certain contractual obligations, including an alleged obligation to purchase $22 million of MHV carbon components under a long-term supply agreement with CarboMedics which obligation CarboMedics contends had been scheduled to re-commence in 2007. See “Item 1. Business — Our Markets and Products — Prosthetic Heart Valve Market — Relationship with

CarboMedics” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2006, for more information regarding our relationship with CarboMedics and the related purchase obligation.
The complaint seeks specific enforcement of the supply agreement, revocation of certain intellectual property rights purchased by ATS from CarboMedics, and monetary damages in excess of $75,000. We believe that the complaint filed by CarboMedics is without merit, that CarboMedics has repudiated and breached the long-term supply agreement, and that we have affirmative claims against CarboMedics. On February 16, 2007, we filed our answer and counterclaim to the complaint, including counterclaims for breach of contract, anticipatory repudiation, deceptive trade practice and business disparagement, and a request for monetary damages. On March 14, 2007 we also filed a motion for judgment on the pleadings regarding CarboMedics request for specific performance of the supply agreement. On April 9, 2007 CarboMedics filed a motion for a preliminary injunction to require ATS to order components from CarboMedics. Arguments on both of these motions were heard at a hearing on May 31, 2007. Discovery in this matter is on-going. A trial date has been set for September 2008.
ITEM 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A of our Annual Report on Form 10-K (2006 10-K) for the fiscal year ended December 31, 2006, which could have a material impact on our business, financial condition or results of operations.
You should also consider the following risk factors which have been either added to or updated from our 2006 10-K, primarily in connection with our acquisition of the assets of the surgical cryoablation business of CryoCath Technologies, Inc. in June 2007.
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
The anticipated benefits associated with our recent acquisitions may not be realized.
We completed the acquisition of 3F on September 29, 2006 and the acquisition of the surgical cryoablation assets of CryoCath on June 28, 2007. We expect that these acquisitions will result in several benefits, including, among others, an expanded heart value product line in connection with the acquisition of the tissue heart valve business of 3F, an enhanced owned product portfolio and opportunity to leverage our revenues and margins under our pre-existing distribution and agent agreements in connection with the CryoCath acquisition, and cross-selling opportunities, enhanced technology, cost savings and operating efficiencies in connection with both acquisitions. However, achieving the anticipated benefits of these acquisitions is subject to a number of uncertainties, including whether 3F’s development-stage products are ultimately marketable, whether we can commercialize the acquired CryoCath development project related to treatment of arrhythmias on a stand-alone minimally invasive basis, whether we are able to gain regulatory approvals to commercialize products manufactured within our own facility, whether we are able to integrate the businesses in an efficient and effective manner and general competitive factors in the marketplace. Failure to achieve the anticipated benefits of these acquisitions could result in decreases in the amount of expected revenues, increased costs and diversion of management’s time and energy, and could materially impact our business, financial condition and operating results.
We may have difficulty integrating recently acquired businesses and may incur substantial costs in connection with the integration process.
Integrating the operations of 3F and the surgical cryoablation business of CryoCath into our existing business will be a complex, time-consuming and expensive process. Before these acquisitions, ATS and 3F, as well as ATS and the surgical cryoablation assets of CryoCath, were operated independently, each with its own products, customers, employees, culture and systems. We may experience material unanticipated difficulties or expenses in connection with the integration of these acquired businesses into ATS due to various factors, including:
•	our current lack of expertise and experience in manufacturing the CryoCath products because we did not acquire any employees from CryoCath in connection with the acquisition of the surgical cryoablation business of CryoCath;

•	costs and delays in implementing manufacturing systems and procedures in connection with the acquisition of the CryoCath assets;

•	difficulties in transitioning manufacturing from the CryoCath facilities into our corporate facility;

•	difficulties retaining and integrating management and other key employees of 3F in connection with the 3F acquisition;

•	challenges associated with integrating the acquired business’s products and operations into our facility and business;

•	diversion of management resources from the business of the combined company and integration activities;

•	reduction or loss of customer sales due to the potential for market confusion, hesitation and delay; and

•	difficulty in combining distribution arrangements for the combined company’s products and services.
We have limited experience in integrating operations on the scale represented by these acquisitions, and it is not certain that we can successfully integrate the acquired businesses in a timely or efficient manner, or at all, or that any of the anticipated benefits of the acquisitions will be realized. Failure to do so could have a material adverse effect on our business, financial condition and operating results.
In addition, many of the factors listed above are outside our control. The time and expense associated with converting the businesses into a single, combined company may exceed management’s expectations and limit or delay the intended benefits of the transaction. To the extent any of these events occur, the benefits of the transaction may be reduced, at least for a period of time. In addition, it is possible that unexpected transaction costs, such as taxes, fees or professional expenses, or unexpected future operating expenses, such as increased personnel costs, as well as other types of unanticipated adverse developments, could have a material adverse effect on our business, financial condition and operating results.
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
In addition, if the benefits of the merger with 3F and our acquisition of the surgical cryoablation assets of CryoCath do not exceed the associated costs, the combined company could be adversely affected by incurring additional or even increased losses from its operations. Our ability to succeed after the merger depends on making our combined operations profitable through increased revenue and reduced expenses for the combined company. If we fail to make our combined operations profitable through increased revenue and decreased expenses, it would harm our business, financial condition and operating results.

Purchase accounting treatment of the merger with 3F and acquisition of the surgical cryoablation assets of CryoCath could result in net losses for the foreseeable future.
We have accounted for the merger with 3F and purchase of the surgical cryoablation assets of CryoCath using the purchase method of accounting. For the 3F acquisition, the estimated market value of shares of our common stock issued in the merger and the amount of the merger transaction costs was recorded as the cost of acquiring 3F. For the acquisition of the surgical cryoablation assets of CryoCath, the initial purchase price recorded was equal to the initial cash consideration paid to CryoCath, plus the amount of transaction costs and the present value of the cash payment due to CryoCath two years from closing. In each case, the cost has been allocated to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as acquired technology, acquired trademarks and tradenames, based on their estimated fair values at the date of acquisition. The excess of the purchase price over the fair market value of the net assets has been allocated as goodwill. The amount of the initial purchase price currently allocated to goodwill and the other intangible assets in connection with the acquisition of 3F is approximately $12.2 million. The preliminary amount of the initial purchase price to be allocated to goodwill and other intangible assets in connection with the purchase of the surgical cryoablation assets of CryoCath is approximately $22.6 million. Our estimates are based upon currently available information and assumptions that we believe are reasonable. We continue the process of gathering information to finalize the valuation of certain assets, primarily the valuation of acquired intangible assets. However, there can be no assurance that the actual useful lives will not differ significantly from the current estimates. The amortization of other intangible assets could result in net losses for ATS for the foreseeable future, which could have a material adverse effect on the market value of our common stock.
If we do not receive shareholder approval to issue an equity warrant to Alta in exchange for their cash warrant, our cash balances may be insufficient to settle the cash liability upon exercise, we may need to raise additional equity or incur debt to settle this liability and our earnings may be adversely affected.
The form of warrant issued to Alta in connection with the related equity financing is that of a cash warrant. If we do not receive shareholder approval to issue shares of common stock upon Alta’s exercise of its warrants, then the warrants will become exercisable beginning on June 28, 2008, and the warrantholder will be entitled to receive, upon exercise of the warrants, cash from ATS in an amount equal to the difference between the then-current fair market value of the shares of our common stock underlying the warrants and the aggregate exercise price of the warrants. If we receive shareholder approval to issue shares of common stock upon exercise of the warrants, then the warrants will become exercisable upon receipt of such shareholder approval, and the holder will be entitled to receive shares of common stock upon exercise of the warrants. If we are unable to obtain shareholder approval, we may need to raise additional debt or equity to settle this liability. In addition, generally accepted accounting principles in the United States require us to mark-to-market the value of cash warrants on a periodic basis until we obtain shareholder approval to issue shares of our common stock upon exercise of such warrants. As a result, until we receive shareholder approval, which cannot be assured, we will continue to recognize changes in the fair value of the warrants in our profit and loss statement during each reporting period, which may have an adverse impact on our earnings.
The acquisition of the surgical cryoablation assets of CryoCath may result in a loss of customers and suppliers.
Some customers may seek alternative sources of products and/or services after the acquisition of the CryoCath surgical cryoablation business due to, among other reasons, a desire not to do business with the combined company or perceived concerns that the combined company may not continue to support and develop certain product lines. The combined company could experience some customer attrition after the merger. Difficulties in combining operations also could result in the loss of providers and potential disputes or litigation with customers, providers or others.
Because we lack manufacturing experience, we may not realize the expected cost savings related to manufacturing our own products. In addition, we could experience production delays and significant additional costs.
Under our agreement with CarboMedics, we have been granted an exclusive worldwide license to manufacture pyrolytic carbon components for the ATS heart valve, and under our manufacturing transition services agreement with CryoCath, we will purchase products for the surgical cryoablation business from CryoCath during the transition period. We cannot be certain that we will be able to manufacture pyrolytic carbon components and develop internal manufacturing capabilities in connection with the acquisition of the CryoCath assets in a cost-effective manner. We have limited experience manufacturing pyrolytic carbon and no experience manufacturing products for the surgical cryoablation business, and our inability to manufacture these products in a cost-effective manner could adversely affect our business and results of operations. In addition, in the future as we continue to increase production, we may encounter difficulties in maintaining and expanding our manufacturing, including problems involving:
•	production yields;

•	quality control;

•	per unit manufacturing costs;

•	shortages of qualified personnel; and

•	compliance with FDA and international regulations and requirements regarding good manufacturing practices.
Difficulties encountered by us in establishing or maintaining a commercial-scale manufacturing facility may limit our ability to manufacture our cryoablation products and therefore could seriously harm our business, financial condition and operating results.
We are reliant upon CryoCath for the supply of products of our surgical cryoablation assets.
We currently purchase all of the products of our surgical cryoablation business from CryoCath. Any adverse changes in the operations, employee relations, solvency or compliance with laws and regulations by CryoCath may have a material adverse impact on the supply of the products we purchase from them. Additionally, CryoCath manufactures their own products for commercial sale and our products are subject to production and scheduling constraints that may be the result of growth of their core business. If CryoCath is unable to provide product quantities in quantities sufficient to meet our demand our business, earnings and financial position may be materially harmed.
Our business could be seriously harmed if third-party payers do not reimburse the costs for our heart valve.
Our ability to successfully commercialize the ATS mechanical heart valve, our tissue heart valves, surgical cryoablation devices and other products depends on the extent to which reimbursement for the cost of our product and the related surgical procedure is available from third-party payers, such as governmental programs, private insurance plans and managed care organizations. Third-party payers are increasingly challenging the pricing of medical products and procedures that they consider not to be cost-effective or are used for a non-approved indication. The failure by physicians, hospitals and other users of our products to obtain sufficient reimbursement from third-party payers would seriously harm our business, financial condition and operating results.
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
The manufacture and sale of mechanical heart valves and tissue heart valves entails significant risk of product liability claims and product recalls. Both mechanical heart valves, tissue heart valves and valve repair products are life-sustaining devices, and the failure of any valve or repair product usually results in the patient’s death or need for re-operation. A product liability claim or product recall, regardless of the ultimate outcome, could require us to spend significant time and money in litigation or to pay significant damages and could seriously harm our business.

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
In addition to product liability claims and potential litigation over intellectual property infringement claims, we also may be subject to other lawsuits, proceedings and claims arising in the ordinary course of business or otherwise. Although we do not believe that any lawsuits, claims or proceedings arising in the ordinary course of business will have a material adverse impact on our business, operating results or financial condition, it is possible that unfavorable resolutions of any lawsuits, claims or proceedings could have an adverse effect on our business, results of operation or financial condition because of the uncertainty inherent in litigation.
We are subject to extensive governmental regulation, which is costly, time consuming and can subject us to unanticipated delays or could ultimately preclude us from marketing and selling our products.
Our heart valves, surgical cryoablation products and other products and our manufacturing activities are subject to extensive regulation by a number of governmental agencies, including the FDA and comparable international agencies, as well as other federal, state, local and international authorities. We are required to:
•	obtain the approval of the FDA or international regulatory authorities where our products are not yet marketed;

•	after obtaining approval or clearance of the FDA or international regulatory authorities, maintain the approval of the FDA and international regulatory authorities to continue selling and manufacturing our heart valves;

•	satisfy content requirements for all of our labeling, sales and promotional materials;

•	comply with manufacturing and reporting requirements; and

•	undergo rigorous inspections by these agencies.
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
We ultimately may not be able to obtain the necessary governmental approvals or clearances in the United States or other jurisdictions, including FDA and CE approvals and clearances, for products that are now under development, including our 3F Aortic Bioprosthesis, Enable and Entrata products and surgical cryoablation products designed for standalone minimally invasive procedures. Obtaining these governmental approvals or clearances is uncertain, and the regulatory approval process is likely to be time-consuming and expensive. If we are unable to obtain such governmental approvals or clearances, then our ability to market and sell products currently under development may be delayed or may never occur. Our potential inability to market and sell our products currently under development, together with the potential expenses associated with obtaining the necessary governmental approvals or clearances, may cause us to suffer financial difficulties, which could have a material adverse effect on our business, financial condition and prospects.
The risks described above and in our 2006 10-K are not the only risks facing the Company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, financial condition or results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders
Our Annual Meeting of Shareholders was held on May 22, 2007 at which time the following proposals were approved:
1)	The election of five directors to our Board of Directors to hold office for the ensuing year and until their successors are elected and qualified;
2)	An amendment to the 2000 Stock Incentive Plan to increase the number of shares of common stock of the Company available for awards granted under the Plan by 2,000,000 shares; and
3)	The ratification of the selection of Grant Thornton LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2007.
Proxies for the Company were solicited pursuant to Section 14(a) of the Exchange Act, and there was no solicitation in opposition to management’s solicitations. All nominees for directors as listed in the proxy statement were elected. The voting results were as follows:

					Broker
	For	Withhold	Against	Abstain	Non-Votes
Election of Directors:
Michael D. Dale	32,454,132	420,060	—	—	—
Steven M. Anderson	32,478,980	395,212	—	—	—
Robert E. Munzenrider	32,507,714	366,478	—	—	—
Eric W. Sivertson	32,416,029	458,163	—	—	—
Theodore C. Skokos	32,437,410	436,782

Amendment to 2000 Stock Incentive Plan	15,307,110	—	2,529,800	125,307	14,911,975

Ratification of Grant Thornton LLP	32,281,006	—	515,017	78,168	—

ITEM 6. Exhibits

2.1***	Agreement and Plan of Merger, dated as of January 23, 2006, by and among ATS Medical, Inc., Seabiscuit Acquisition Corp.; 3F Therapeutics, Inc.; and Boyd D. Cox, as Stockholder Representative (Incorporated by reference to Exhibit 10.1of the Company’s Current Report on Form 8-K filed on January 26, 2006)

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of June 13, 2006, by and among ATS Medical, Inc., Seabiscuit Acquisition Corp., 3F Therapeutics, Inc. and Boyd D. Cox, as stockholder representative (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 19, 2006)

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated as of August 10, 2006, by and among the Company, Seabiscuit Acquisition Corp., 3F Therapeutics, Inc. and Boyd D. Cox, as stockholder representative (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 15, 2006)

2.4	Escrow Agreement, effective as of September 29, 2006, by and among the Company, Boyd D. Cox, as stockholder representative and Wells Fargo Bank, N.A., (Incorporated by reference to Exhibit 2.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

2.5***	Option and Asset Purchase Agreement, dated as of May 31, 2005, by and among ATS Medical, Inc., em Vascular, Inc., Keith L. March, M.D., John Havek, Walter L. Sembrowich and James E. Shapland II, (Incorporated by reference to Exhibit 2.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

2.6	Letter Amendment, dated as of November 29, 2006, to the Option and Asset Purchase Agreement, dated as of May 31, 2005, by and among ATS Medical, Inc., em Vascular, Inc., Keith L. March, M.D., John Havek, Walter L. Sembrowich and James E. Shapland II, (Incorporated by reference to Exhibit 2.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

2.7***	Asset Purchase Agreement dated June 18, 2007 by and between ATS Medical, Inc. and CryoCath Technologies Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 25, 2007)

3.1	Second Restated Articles of Incorporation of ATS Medical, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

3.2	Bylaws of the Company, as amended February 13, 2007 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 20, 2007)

4.1	Specimen certificate for shares of Common Stock of the Company (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)

10.1	Letter Agreement, dated June 7, 2007, by and among Endocare, Inc., CryoCath Technologies Inc. and ATS Medical, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2007)

10.2	License Agreement, dated June 28, 2007, by and between ATS Acquisition Corp. and CryoCath Technologies Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 5, 2007)

10.3	Manufacturing Agreement, dated June 28, 2007, by and between ATS Acquisition Corp. and CryoCath Technologies Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 5, 2007)

10.4	Termination Agreement, dated June 28, 2007, by and between ATS Medical, Inc. and CryoCath Technologies Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 5, 2007)

10.5	Common Stock and Warrant Purchase Agreement, dated as of June 19, 2007, by and between ATS Medical, Inc. and Alta Partners VIII, L.P. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 25, 2007)

10.6	Warrant, dated June 28, 2007, issued by ATS Medical, Inc. to Alta Partners VIII, L.P. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 5, 2007)

10.7	Registration Rights Agreement, dated June 28, 2007, by and between ATS Medical, Inc. and Alta Partners VIII, L.P. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 5, 2007)

10.8	Amendment, dated June 18, 2007, to the Loan and Security Agreement between Silicon Valley Bank and the Company dated July 28, 2004 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 25, 2007)

10.9	2007 ATS Medical Management Incentive Compensation Plan

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act, as amended (Section 302 Certification)

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act, as amended (Section 302 Certification)

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification)

***	Certain Exhibits and Schedules have been omitted but will be provided supplementally to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2007	ATS MEDICAL, INC.
	By:	/s/ Michael D. Dale
Michael D. Dale, Chief Executive Officer
(Duly Authorized Officer)

	By:	/s/ Michael R. Kramer
Michael R. Kramer, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

2.1***	Agreement and Plan of Merger, dated as of January 23, 2006, by and among ATS Medical, Inc., Seabiscuit Acquisition Corp.; 3F Therapeutics, Inc.; and Boyd D. Cox, as Stockholder Representative (Incorporated by reference to Exhibit 10.1of the Company’s Current Report on Form 8-K filed on January 26, 2006)

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of June 13, 2006, by and among ATS Medical, Inc., Seabiscuit Acquisition Corp., 3F Therapeutics, Inc. and Boyd D. Cox, as stockholder representative (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 19, 2006)

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated as of August 10, 2006, by and among the Company, Seabiscuit Acquisition Corp., 3F Therapeutics, Inc. and Boyd D. Cox, as stockholder representative (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 15, 2006)

2.4	Escrow Agreement, effective as of September 29, 2006, by and among the Company, Boyd D. Cox, as stockholder representative and Wells Fargo Bank, N.A., (Incorporated by reference to Exhibit 2.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

2.5***	Option and Asset Purchase Agreement, dated as of May 31, 2005, by and among ATS Medical, Inc., em Vascular, Inc., Keith L. March, M.D., John Havek, Walter L. Sembrowich and James E. Shapland II, (Incorporated by reference to Exhibit 2.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

2.6	Letter Amendment, dated as of November 29, 2006, to the Option and Asset Purchase Agreement, dated as of May 31, 2005, by and among ATS Medical, Inc., em Vascular, Inc., Keith L. March, M.D., John Havek, Walter L. Sembrowich and James E. Shapland II, (Incorporated by reference to Exhibit 2.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

3.1	Second Restated Articles of Incorporation of ATS Medical, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

3.2	Bylaws of the Company, as amended February 13, 2007 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 20, 2007)

4.1	Specimen certificate for shares of Common Stock of the Company (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)

10.1	Letter Agreement, dated June 7, 2007, by and among Endocare, Inc., CryoCath Technologies Inc. and ATS Medical, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2007)

10.2	License Agreement, dated June 28, 2007, by and between ATS Acquisition Corp. and CryoCath Technologies Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 5, 2007)

10.3	Manufacturing Agreement, dated June 28, 2007, by and between ATS Acquisition Corp. and CryoCath Technologies Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 5, 2007)

10.4	Termination Agreement, dated June 28, 2007, by and between ATS Medical, Inc. and CryoCath Technologies Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 5, 2007)

Exhibit
Number	Description

10.5	Common Stock and Warrant Purchase Agreement, dated as of June 19, 2007, by and between ATS Medical, Inc. and Alta Partners VIII, L.P. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 25, 2007)

10.6	Warrant, dated June 28, 2007, issued by ATS Medical, Inc. to Alta Partners VIII, L.P. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 5, 2007)

10.7	Registration Rights Agreement, dated June 28, 2007, by and between ATS Medical, Inc. and Alta Partners VIII, L.P. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 5, 2007)

10.8	Amendment, dated June 18, 2007, to the Loan and Security Agreement between Silicon Valley Bank and the Company dated July 28, 2004 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 25, 2007)

10.9	2007 ATS Medical Management Incentive Compensation Plan

31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act, as amended (Section 302 Certification)

31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act, as amended (Section 302 Certification)

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification)

***	Certain Exhibits and Schedules have been omitted but will be provided supplementally to the Securities and Exchange Commission upon request.