Form 10-Q
period 2007-09-30
ATS MEDICAL INC
filed 2007-11-08
CIK 824068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
Commission File Number: 0-18602
ATS MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1595629

(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

3905 Annapolis Lane N., Suite 105
Minneapolis, Minnesota	55447

(Address of Principal Executive Offices)	(Zip Code)
(763) 553-7736
(Registrant’s Telephone Number, Including Area Code)
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
Yes ☐  No ☑
     The number of shares outstanding of each of the registrant’s classes of common stock as of November 1, 2007, was:
Common Stock, $.01 par value                     59,352,268 shares

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
ATS Medical, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	September 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,826	$4,612
Short-term investments	58	6,092
Accounts receivable, net	11,008	11,677
Other receivables	178	—
Inventories	18,264	18,782
Prepaid expenses	1,084	1,175

Total current assets	47,418	42,338

Leasehold improvements, furniture and equipment, net	8,171	8,213
Goodwill	15,191	5,092
Other intangible assets	36,414	28,063
Other assets	1,776	2,134

Total assets	$108,970	$85,840

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,272	$3,183
Accrued compensation	1,466	2,589
Accrued distributor liabilities	1,269	1,024
Other accrued liabilities	1,347	1,433
Current maturities of bank notes payable	1,843	1,133
Warrant liability	3,132	—

Total current liabilities	12,329	9,362

Bank notes payable	6,757	1,194
Payable to CryoCath Technologies, Inc.	1,702	—
Convertible senior notes payable, net of unamortized discounts and bifurcated derivatives of $4,980 and $5,006 at September 30, 2007 and December 31, 2006	17,420	17,394

Shareholders’ equity:
Common stock, $.01 par value:
Authorized shares - 100,000,000 Issued and outstanding shares- 59,305,768 and 40,320,487 at September 30, 2007 and December 31, 2006	593	403
Additional paid-in capital	195,844	166,411
Accumulated other comprehensive income	741	645
Accumulated deficit	(126,416)	(109,569)

Total shareholders’ equity	70,762	57,890

Total liabilities and shareholders’ equity	$108,970	$85,840

The accompanying notes are an integral part of the consolidated financial statements.

ATS Medical, Inc.
Consolidated Statements of Operations
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net sales	$12,157	$9,122	$35,370	$29,709
Cost of goods sold	5,313	3,894	15,411	14,302

Gross profit	6,844	5,228	19,959	15,407

Operating expenses:
Sales and marketing	5,540	5,287	17,448	15,233
Research and development	1,815	528	5,373	1,370
Acquired in-process research and development	—	14,400	3,500	14,400
General and administrative	2,209	2,067	7,318	6,288
Amortization of intangibles	802	—	1,631	—
Intangible asset impairment	—	—	755	—

Total operating expenses	10,366	22,282	36,025	37,291

Operating loss	(3,522)	(17,054)	(16,066)	(21,884)

Net interest expense	(515)	(446)	(1,267)	(1,235)
Other income, net	727	245	486	1,525

Net loss	$(3,310)	$(17,255)	$(16,847)	$(21,594)

Net loss per share:
Basic and diluted	$(0.06)	$(0.55)	$(0.33)	$(0.69)

Weighted average number of shares outstanding:
Basic and diluted	59,224	31,358	50,290	31,256

The accompanying notes are an integral part of the consolidated financial statements.

ATS Medical, Inc.
Consolidated Statements of Cash Flow
(Unaudited)
(In Thousands)

	Nine months ended September 30,
	2007	2006
Operating activities
Net loss	$(16,847)	$(21,594)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,174	1,317
Loss on disposal of equipment	—	26
Stock compensation expense	1,175	794
Acquired in-process research and development	3,500	14,400
Impairment of intangibles	755	—
Non-cash interest expense	385	350
Change in value of warrant liability and convertible senior notes derivatives	(208)	(1,525)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,093	(844)
Inventories	1,049	2,609
Prepaid expenses	91	121
Accounts payable and accrued expenses	(1,635)	(873)
Other	—	(113)

Net cash used in operating activities	(7,468)	(5,332)

Investing activities
Purchase of assets from CryoCath Technologies, Inc.	(21,074)	—
Purchases of short-term investments	—	(7,725)
Maturities of short-term investments	6,034	8,179
Business acquisition costs, net of cash acquired	(1,807)	(555)
Payments for technology and distribution licenses	(202)	(210)
Purchases of leasehold improvements, furniture and equipment	(617)	(485)
Other	(36)	—

Net cash used in investing activities	(17,702)	(796)

Financing activities
Advances on bank notes payable	8,600	1,500
Repayments of bank notes payable	(2,327)	(625)
Net proceeds from sales of common stock and warrants	31,210	178
Other	116	—

Net cash provided by financing activities	37,599	1,053

Effect of exchange rate changes	(215)	150

Increase (decrease) in cash and cash equivalents	12,214	(4,925)
Cash and cash equivalents at beginning of period	4,612	16,620

Cash and cash equivalents at end of period	$16,826	$11,695

Significant non-cash transactions
Issuance of common stock for acquisition of intangible assets	$500	—
Assumption of liabilities in connection with asset acquisition	2,429	—
License agreement intangible asset tendered in asset acquisition	1,765	—
The accompanying notes are an integral part of the consolidated financial statements.

ATS Medical, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Basis of Presentation
The consolidated financial statements included in this Form 10-Q have been prepared by ATS Medical, Inc. (hereinafter the “Company” or “ATS”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The consolidated financial statements include the accounts of the Company and its subsidiaries, and all significant inter-company accounts and transactions are eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations. The year-end balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. These unaudited consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
These statements reflect, in management’s opinion, all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. The results of operations for any interim period may not be indicative of results for the full year.
Certain financial statement items have been reclassified to conform to the current year’s format. These reclassifications had no impact on previously reported net loss or total assets.
Note 2. Common Stock
Stock-Based Compensation
The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of SFAS No. 123 (Revised 2004), Share-Based Payment, Statement 123(R), which the Company adopted on January 1, 2006.
The following table summarizes the changes in stock options outstanding under the Company’s stock-based compensation plans:

					Weighted
	Stock Options Outstanding				Average Option
	Under the Plans		Non-Plan		Exercise Price
	ISO	Non-ISO	Options	Total	Per Share

Balance at December 31, 2006	917,625	299,000	2,532,700	3,749,325	$2.94
Options exercised	(21,500)	—	(377,000)	(398,500)	1.04
Options canceled	(117,375)	—	(223,750)	(341,125)	3.93

Balance at September 30, 2007	778,750	299,000	1,931,950	3,009,700	$3.08

There were no stock options granted during the nine months ended September 30, 2007.

The following table summarizes the ranges of exercise prices for outstanding and exercisable stock options as of September 30, 2007:

	Options Outstanding at			Options Exercisable at
	September 30, 2007:			September 30, 2007:
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$0.37– $0.46	505,000	5.13 years	$0.40	505,000	$0.40
0.51 – 2.51	674,250	5.46 years	1.65	674,250	1.65
2.70 – 3.60	524,200	6.05 years	3.29	516,700	3.28
3.64 – 3.80	625,750	6.10 years	3.74	625,750	3.74
3.99 – 6.38	522,000	5.33 years	4.78	522,000	4.78
8.19 – 9.88	158,500	2.85 years	8.74	158,500	8.74

$0.37– $9.88	3,009,700	5.48 years	$3.08	3,002,200	$3.08

As of September 30, 2007, the aggregate intrinsic value of options outstanding and exercisable was approximately $1.0 million, and the aggregate intrinsic value of options exercised for the nine months ended September 30, 2007 was approximately $0.3 million.
The following table summarizes restricted stock unit (RSU) awards activity under the Company’s stock-based compensation plans:

		Weighted	Weighted
		Average	Average
	Number of	Award Date	Remaining
	Shares	Fair Value	Contractual Term

Unvested at December 31, 2006	1,169,522	$2.83	2.03 years
Awards granted	1,058,130	1.67	–
Awards vested	(363,555)	2.84	–
Awards forfeited	(233,217)	2.55	–

Unvested at September 30, 2007	1,630,880	$2.12	3.73 years

As of September 30, 2007, the aggregate intrinsic value of RSU awards outstanding was approximately $3.0 million.
The following table summarizes stock compensation expense recognized in the statements of operations for the three and nine months ended September 30, 2007 and 2006:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006

Stock compensation expense included in:
Sales and marketing expenses	$314	$209	$687	$465
General and administrative expenses	238	125	488	329

Total stock compensation expense	$552	$334	$1,175	$794

Stock compensation expense per share	$0.01	$0.01	$0.02	$0.03

Based on an analysis of the Company’s historical data, the Company applied the following forfeiture rates to stock options and RSUs outstanding in determining its stock compensation expense, which it believes are reasonable forfeiture estimates for these periods:

	2007	2006

First Quarter	9.26%	11.85%
Second Quarter	8.97%	10.14%
Third Quarter	8.50%	9.57%
As of September 30, 2007, the Company had $0.02 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over a weighted average period of less than one year, and $2.49 million of total unrecognized compensation expense, net of estimated forfeitures, related to RSU awards that will be recognized over a weighted average period of approximately four years.
The Company had a total of 6,967,520 shares of common stock reserved for stock option grants and RSU awards at September 30, 2007, of which 2,326,940 shares were available for future grants or awards under the Company’s stock-based compensation plans.
Private Placements
On March 16, 2007, in a private equity placement, the Company sold 8,125,000 shares of its common stock to certain institutional investors and received $15.3 million, net of offering costs. The private placement included the issuance of warrants to purchase 3,250,000 shares of the Company’s common stock at an exercise price of $2.40 per share, subject to adjustment upon certain events. The warrants became exercisable on September 17, 2007 and expire on March 15, 2012.
On June 28, 2007, in a second private equity placement, the Company sold to Alta Partners VIII, L.P. (Alta) 9,800,000 shares of its common stock and a seven-year warrant to purchase up to 1,960,000 shares of Common Stock at an exercise price of $1.65 per share. Issuance of shares related to the warrant is subject to shareholder approval at the 2008 annual meeting of shareholders. If shareholder approval is not obtained, Alta will be eligible to receive a cash payment, as further described below. The Company received $15.3 million, net of offering costs.
Under the terms of the Alta warrant, if the Company does not receive approval of its shareholders at the Company’s 2008 annual meeting of shareholders (or any subsequent annual meeting) to issue shares of common stock to Alta upon exercise of the warrant, then the warrant will become exercisable on June 28, 2008, and Alta will be entitled to receive, upon exercise of the warrant, cash from the Company in an amount equal to the difference between the then-current fair market value of the shares underlying the warrant and the aggregate exercise price of the warrant. If the Company receives shareholder approval to issue shares of common stock upon exercise of the warrant, then the warrant will become exercisable upon receipt of such shareholder approval and Alta will be entitled to receive shares of common stock upon exercise of the warrant. Accordingly, the fair value of the warrant has been recorded as a liability on the date of issuance and marked to market at each quarter-end, resulting in a change in valuation credit to other income of $0.4 million for the quarter ended September 30, 2007.  If the Company receives shareholder approval to issue shares of common stock upon exercise of the warrant, the liability will be marked-to-market through the date of shareholder approval and the remaining liability balance will be credited to additional paid-in capital.
Note 3. Acquisitions
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
Purchase Price. The Company has accounted for the CryoCath asset acquisition as a purchase under U.S. generally accepted accounting principles. Under the purchase method of accounting, the assets and liabilities acquired were recorded as of the acquisition date, at their respective fair values, and consolidated with those of the Company. The purchase price allocation is based upon preliminary estimates of the fair value of assets acquired and liabilities assumed. The Company is in the process of gathering information to finalize its valuation of certain assets, primarily the valuation of acquired intangible assets. The purchase price allocation will be finalized once the Company has all the necessary information to complete its estimate, but no later than one year from the acquisition date. The valuation requires the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows and the applicable discount rates. These estimates were based on assumptions that the Company believes to be reasonable. However, actual results may differ from these estimates.
The preliminary purchase price is as follows as of September 30, 2007 (amounts in thousands):

Cash paid	$21,074
License payments made under prior Distribution and Agent Agreements	1,765
Non-contingent cash payment to be made (discounted to present value)	1,663
Acquisition-related costs	1,807

Total preliminary purchase price	$26,309

Preliminary Purchase Price Allocation. The following table summarizes the preliminary purchase price allocation for the CryoCath asset acquisition as of September 30, 2007 (amounts in thousands):

Current assets	$951
Fixed assets	761
Definite-lived intangible assets subject to amortization	11,800
Goodwill	10,063
Acquired in-process research and development	3,500
Current liabilities	(766)

Total preliminary purchase price allocation	$26,309

The excess of the purchase price over the fair value of net tangible assets acquired was allocated to specific intangible asset categories and in-process research and development as follows:

		Weighted Average
	Amount	Amortization
(in thousands)	Assigned	Period
Definite-lived intangible assets:
Existing technology – core	$4,400	16 years
Existing technology – developed	5,600	5 years
Distributor relationships	1,500	12 years
Product trademarks	300	10 years

Total definite-lived intangible assets	$11,800	10 years

Goodwill	$10,063

Acquired in-process research and development	$3,500

The Company believes that the estimated intangible assets so determined represent the fair value at the date of acquisition. The Company used the income approach to determine the fair value of the amortizable intangible assets.

The $3.5 million acquired in-process research and development (IPR&D) associated with the acquisition relates to SurgiFrost XL, a product line in development to enable less invasive stand alone or sole therapy solutions to treat atrial fibrillation. This IPR&D was recorded as a non-recurring charge to operations for the quarter ended June 30, 2007. The Company used the income approach to determine the fair value of IPR&D, applying a risk adjusted discount rate of 30% to the development project’s projected cash flows.
Acquisition of 3F Therapeutics, Inc.
In September 2006, the Company completed the acquisition of all the voting and non-voting stock of 3F Therapeutics, Inc. (3F), a privately-held medical device company specializing in the manufacture of tissue replacement components for human heart valves. The Company views the acquisition of 3F as a significant step in executing its vision of obtaining a leadership position in all segments of the cardiac surgery market. The preliminary purchase price was $29.5 million and consisted of $26.1 million in fair value of ATS common stock issued in the acquisition and $3.4 million in acquisition-related costs.
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
Pro Forma Results of Operations
The following unaudited pro forma financial information presents a summary of consolidated results of operations of the Company as if the acquisitions of CryoCath’s surgical cryoablation business and of 3F Therapeutics had occurred at the beginning of the earliest period presented. The historical consolidated financial information has been adjusted to give effect to pro forma events that are directly attributable to the acquisitions and are factually supportable. The unaudited pro forma condensed consolidated financial information is presented for informational purposes only. The pro forma information is not necessarily indicative of what the financial position or results of operations actually would have been had the acquisitions been completed at the dates indicated. In addition, the unaudited pro forma condensed consolidated financial information does not purport to project the future financial position or operating results of the Company after completion of the acquisition.
For the three months ended September 30, 2007, both the CryoCath and 3F acquisitions were included in the Company’s consolidated results of operations; consequently, no pro forma financial information for this period is presented. For purposes of preparing the unaudited pro forma financial information for the nine months ended September 30, 2007, CryoCath’s surgical cryoablation business unaudited Statement of Sales and Direct Operating Expenses for the six-month period ended March 31, 2007 was combined with the Company’s consolidated unaudited Statement of Operations for the nine months ended September 30, 2007. For the three and nine months ended September 30, 2006, CryoCath’s surgical cryoablation business audited Statement of Sales and Direct Operating Expenses for the fiscal year ended September 30, 2006 was combined with the unaudited pro forma combined condensed statement of operations of the Company and 3F for the fiscal year ended December 31, 2006, and allocated based on consolidated net sales of surgical cryoablation products to the respective three and nine month periods. All periods used in preparing the unaudited pro forma financial information represent the most recent financial information available for each entity. The CryoCath financial statements referenced above have been summarized in a format similar to the financial statements of the Company and translated to U.S. dollars in accordance with U.S. generally accepted accounting principles.

	Three months
(in thousands, except	ended
per share data)	September 30,	Nine months ended September 30,
	2006	2007	2006

Net sales	$10,955	$39,734	$35,524
License revenue	3,650	—	11,031

Total revenue	$14,605	$39,734	$46,555

Net loss	$(4,196)	$(13,077)	$(9,680)

Net loss per share – basic and diluted	$(0.08)	$(0.23)	$(0.19)

License revenue relates to license, supply and training agreements that 3F had with Edwards Lifesciences (Edwards). The Edwards agreements were terminated in the fourth quarter of 2006 and no additional license revenue will be recognized.
The unaudited pro forma net losses include 1) amortization of purchased intangible assets acquired in both acquisitions, 2) an increase in depreciation expense related to the step-up of fixed assets to fair value, 3) adjustments to eliminate intercompany sales, commission and distribution rights income and commission expense resulting from sales of CryoCath products, 4) the elimination of certain license amortization recorded by the surgical cryoablation division of Cryocath which does not apply to the combined entity, 5) the estimated impact of the ongoing supply arrangement between CryoCath and ATS Medical and 6) estimated additional interest expense on a pro forma basis due to the additional bank borrowing completed to finance the CryoCath asset acquisition.
The unaudited pro forma financial information excludes non-recurring IPR&D charges of $3.5 million recorded in the second quarter of 2007 in connection with the CryoCath asset acquisition and $14.4 million recorded in the third quarter of 2006 in connection with the acquisition of 3F.
Note 4. Inventories
Inventories consist of the following, stated at the lower of cost (first-in, first-out basis) or market:

	September 30,	December 31,
(in thousands)	2007	2006
Raw materials	$3,741	$4,615
Work-in-process	2,826	2,948
Finished goods	11,697	11,219

	$18,264	$18,782

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
Intangible Asset Impairment
The Company has made licensing fee and development milestone payments to ErySave AB (ErySave), a Swedish research firm, under an exclusive development and licensing agreement, executed in 2004, for worldwide rights to ErySave’s PARSUS filtration technology for cardiac surgery procedures. In July 2007, the Company was informed that ErySave was in the process of declaring bankruptcy and they could not continue development work. Accordingly, the $0.8 million ErySave license payments intangible asset was written off in the quarter ended June 30, 2007.
Change in Status of Indefinite-lived Intangible Asset
The Company holds an exclusive, worldwide right and license to use CarboMedics, Inc.’s (CarboMedics, f/k/a Sulzer CarboMedics) pyrolytic carbon technology. The license was originally obtained in 1999 and had a carrying value of $18.5 million at December 31, 2006. Based on the Company’s periodic review of its indefinite-lived intangibles, the Company determined that this carbon technology license has a finite life and has begun amortizing this asset over a 15-year life commencing January 1, 2007. Amortization expense on this technology license was $0.3 million and $0.9 million for the three and nine months ended September 30, 2007, respectively.
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
In September 2007, the Company acquired a fully paid-up license for $0.2 million related to a thoracic port surgical device which the Company has been selling and for which the Company had previously been paying royalties based on product sales.
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
The total value of the Warrants on the date of issuance was recorded as a discount on the Notes. In addition, the Company has bifurcated embedded derivatives from the Notes under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related Emerging Issues Task Force (EITF) interpretations and SEC rules. The Company recorded a derivative liability on the date of issuance of the Notes, with an offsetting discount on the Notes. The Warrants and derivative discounts are being amortized to interest expense over the 20 year life of the Notes, using the effective interest method. Interest expense attributable to the Warrants and derivative discount amortization totaled $0.1 million for each of the nine-month periods ended September 30, 2007 and 2006.

The derivative liability is adjusted to fair value on a quarterly basis, resulting in a change in valuation credit to other income of $0.04 million and $0.25 million for the three months ended September 30, 2007 and 2006, respectively, and $0.08 million and $1.52 million for the nine months ended September 30, 2007 and 2006, respectively. The liability balance was $0.16 million at September 30, 2007. The derivative liability is presented in the balance sheet within the same line as the Convertible Senior Notes payable.
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
On June 19, 2007, the Company entered into an Amendment to the Loan Agreement (June 2007 Amendment) whereby the Bank consented to (i) the Company’s purchase of certain surgical cryoablation assets from CryoCath Technologies, Inc. (CryoCath Assets) and (ii) certain agreements related to the acquisition of the CryoCath Assets. The June 2007 Amendment also provided for a new $8.6 million term loan (Term Loan) to the Company, which was used to repay the outstanding term loan and advances to the Company from the Bank under the Loan Agreement and to purchase the CryoCath Assets.
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
The June 2007 Amendment also made certain changes to the liquidity ratio test set forth in the Loan Agreement, as amended. The liquidity ratio was changed to require that the Company maintain, at all times, on a consolidated basis, a ratio of (a) the sum of 1) unrestricted cash (and equivalents) of the Company on deposit with the Bank plus 2) 50% of the Company’s accounts receivable arising form the sale or lease of goods, or provision of services, in the ordinary course of business, divided by (b) the indebtedness of the Company to the Bank for borrowed money, of equal to or greater than 1.4 to 1.0. As of September 30, 2007, the Company was in compliance with the financial covenants as set forth in the Loan Agreement, as amended.
Note 8. Recently Issued Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a common definition for fair value to be applied to U.S. generally accepted accounting principles and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations.
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

Note 9. Litigation
Abbey Litigation
On January 23, 2006, following execution of the Merger Agreement between the Company and 3F, 3F was informed of a summons and complaint dated January 19, 2006, which was filed in the U.S. District Court in the Southern District of New York by Arthur N. Abbey (Abbey) against 3F Partners Limited Partnership II (a major stockholder of 3F, “3F Partners II”), Theodore C. Skokos (the then chairman of the board and a stockholder of 3F), 3F Management II, LLC (the general partner of 3F Partners II), and 3F (collectively, the Defendants) (the Abbey I Litigation). The summons and complaint alleges that the Defendants committed fraud under federal securities laws, common law fraud and negligent misrepresentation in connection with the purchase by Abbey of certain securities of 3F Partners II. In particular, Abbey claims that the Defendants induced Abbey to invest $4 million in 3F Partners II, which, in turn, invested $6 million in certain preferred stock of 3F, by allegedly causing Abbey to believe, among other things, that such investment would be short-term. Pursuant to the complaint, Abbey is seeking rescission of his purchase of his limited partnership interest in 3F Partners II and return of the amount paid therefore (together with pre-and post-judgment interest), compensatory damages for the alleged lost principal of his investment (together with interest thereon and additional general, consequential and incidental damages), general damages for all alleged injuries resulting from the alleged fraud in an amount to be determined at trial and such other legal and equitable relief as the court may deem just and proper. Abbey did not purchase any securities directly from 3F and is not a stockholder of 3F. On March 23, 2006, 3F filed a motion to dismiss the complaint. Under the Private Securities Litigation Reform Act, no discovery will be permitted until the judge rules upon the motion to dismiss. On May 15, 2006, 3F filed and served a reply memorandum of law in further support of its motion to dismiss Abbey’s complaint with prejudice. On August 6, 2007, the Court granted 3F’s motion to dismiss the complaint based on plaintiff’s failure to state a claim upon which relief may be granted and the case was closed. On August 30, 2007, Abbey filed a Notice of Appeal with the United States Court of Appeals for the Second Circuit seeking to reverse the District Court’s August 6, 2007 Order dismissing the case. The appeal is scheduled to be briefed fully on December 28, 2007 and oral argument is scheduled to occur no earlier than January 7, 2008.
On or about June 14, 2006, Abbey commenced a second civil action in the Court of Chancery in the State of Delaware by serving 3F with a complaint naming both 3F and Mr. Skokos as defendants (the Abbey II Litigation). The complaint alleges, among other things, fraud and breach of fiduciary duties in connection with the purchase by Abbey of his partnership interest in 3F Partners II. The Delaware action seeks: (1) a declaration that (a) for purposes of the merger, Abbey was a record stockholder of 3F and was thus entitled to withhold his consent to the merger and seek appraisal rights after the merger was consummated and (b) the irrevocable stockholder consent submitted by 3F Partners II to approve the merger be voided as unenforceable; and (2) damages based upon allegations that 3F aided and abetted Mr. Skokos in breaching Mr. Skokos’s fiduciary duties of loyalty and faith to Abbey. On July 17, 2006, 3F filed a motion to dismiss the complaint in the Abbey II Litigation, or, alternatively, to stay the action pending adjudication of the Abbey I Litigation. On October 10, 2006, the Delaware Chancery Court entered an order staying the Delaware action pending the outcome of the Abbey I litigation. This action continues to remain stayed pending the outcome of Abbey’s appeal of the Abbey I Litigation.
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
CarboMedics Litigation
On January 26, 2007, the Company was served with a complaint filed by CarboMedics against ATS in the U.S. District Court in the District of Minnesota on November 22, 2006. The complaint alleges that the Company has breached certain contractual obligations, including an alleged obligation to purchase $22 million of MHV carbon components under a long-term supply agreement with CarboMedics, which obligation CarboMedics contends had been scheduled to re-commence in 2007.

The complaint seeks specific enforcement of the long-term supply agreement, revocation of certain intellectual property rights purchased by ATS from CarboMedics, and monetary damages in excess of $75,000. The Company believes that the complaint filed by CarboMedics is without merit, that CarboMedics has repudiated and breached the long-term supply agreement, and that the Company has affirmative claims against CarboMedics. On February 16, 2007, the Company filed its answer and counterclaim to the complaint, including counterclaims for breach of contract, anticipatory repudiation, deceptive trade practice and business disparagement, and a request for monetary damages. On March 14, 2007 the Company also filed a motion for judgment on the pleadings regarding CarboMedics request for specific performance of the supply agreement. On April 9, 2007 CarboMedics filed a motion for a preliminary injunction to require ATS to order components from CarboMedics. Arguments on both of these motions were heard at a hearing on May 31, 2007. Discovery in this matter is on-going. A trial date has been set for September 2008.

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
Executive Overview
ATS Medical, Inc. (hereinafter the “Company”, “ATS”, “we”, “us” or “our”) develops, manufactures, and markets medical devices. Our primary interest lies with devices used by cardiovascular surgeons in the cardiac surgery operating theater. Currently, we participate in the markets for mechanical bileaflet replacement heart valves, tissue heart valves, valve repair products, the surgical treatment of atrial fibrillation, and surgical tools and accessories.
CarboMedics, Inc. (CarboMedics), a manufacturer of pyrolytic carbon components used in mechanical heart valves, developed the basic design from which the ATS mechanical heart valve (MHV) evolved. CarboMedics has also designed and patented numerous mechanical valves. In 1990, CarboMedics offered to license a patented and partially developed valve to us if we would complete the development of the valve and agree to purchase carbon components from CarboMedics. As a result, we now hold an exclusive, royalty-free, worldwide license to an open pivot, bileaflet mechanical heart valve design owned by CarboMedics. In addition, we have an exclusive, worldwide right and license to use CarboMedics’ pyrolytic carbon technology to manufacture components for the ATS MHV.
We commenced selling the ATS MHV in international markets in 1992. In October 2000, we received FDA approval to sell the ATS Open Pivot® MHV and commenced sales and marketing of our valve in the United States. During 2004 and 2005, we developed and implemented a plan to ramp-up our own manufacturing facility for pyrolytic carbon. By the end of 2005, this process was substantially complete.
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
During 2004, we made our first investments outside the mechanical heart valve market. In November 2004, we completed a global partnership agreement with CryoCath Technologies, Inc. (CryoCath) to market CryoCath’s surgical cryotherapy products for the ablation of cardiac arrhythmias. CryoCath developed a portfolio of novel products marketed under the SurgiFrost® and FrostByte® trade names which are used by cardiac surgeons to treat cardiac arrhythmias. Treatment is accomplished through the creation of an intricate pattern of lesions on the surface of the heart to block inappropriate electrical conduction circuits which cause the heart to be less effective when pumping blood and can lead to stroke, heart failure and death. Unique to this technology is the use of cryothermy (cold) to create lesions. The agreement with CryoCath has resulted in revenues for ATS since 2005.
On June 28, 2007, we acquired the assets of the surgical cryoablation business of CryoCath. The assets acquired include the SurgiFrost, FrostByte, and SurgiFrost XL family of products for which we served as CryoCath’s exclusive agent in the United States and distributor in certain international markets.
Under the acquisition agreements we paid CryoCath $22.0 million upon closing of the transaction (reduced by $0.9 million subsequent to closing), and will pay CryoCath $2.0 million upon the achievement of certain manufacturing transition milestones, $2.0 million two years after closing and up to $4.0 million in contingent payments based on future sales of Surgifrost XL, an FDA cleared and CE Marked product planned for commercial release in the second half of 2007. Surgifrost XL was developed to enable a minimally-invasive beating heart solution for the treatment of cardiac arrhythmias, including atrial fibrillation without concomitant cardiac surgery. This technology enables us to leverage our current operating infrastructure and allows us to better address the rapidly growing $1.5 billion cardiac arrhythmia market. The transaction was financed with part of the proceeds of an $8.6 million senior secured term loan from SVB Silicon Valley Bank and the private placement of 9,800,000 shares of our common stock at a purchase price of $1.65 per share to Alta Partners, a life sciences venture capital firm. Alta also received a warrant to purchase 1,960,000 shares of our common stock at $1.65 per share.

During 2005 we continued to develop our business outside the mechanical heart valve market. In June 2005, we entered into an exclusive development, supply and distribution agreement with Genesee BioMedical, Inc. (GBI), under which GBI will develop, supply, and manufacture cardiac surgical products to include annuloplasty repair rings, c-rings and accessories, and we will have exclusive worldwide rights to market and sell such products. Our agreement with GBI produced revenues for us in 2006. In June 2005, we entered into a marketing services agreement with Regeneration Technologies, Inc. – Cardiovascular (RTI-CV). Under the terms of the agreement, RTI-CV appointed us as its exclusive marketing services representative to promote, market and solicit orders for RTI-CV’s processed cardiovascular allograft tissue from doctors, hospitals, clinics and patients throughout North America. The agreement with RTI-CV resulted in revenues for ATS in both 2005 and 2006. However, the cardiovascular tissue processing business of RTI-CV was sold during 2006 and RTI-CV is discontinuing its cardiovascular tissue processing operations. Our distribution agreement with RTI-CV will terminate at the end of 2007.
In September 2006, we completed the acquisition of all the voting and non-voting stock of 3F Therapeutics, Inc. (3F), a privately-held medical device company specializing in manufacturing tissue heart valves. The acquisition was consummated pursuant to an agreement and plan of merger dated January 23, 2006, as amended (the Merger Agreement). Under the terms of the Merger Agreement, upon closing, we paid each 3F stockholder its pro-rata portion of an initial payment of 9 million shares of our common stock, subject to certain adjustments. In addition to the initial closing payment, we are obligated to make additional contingent payments to 3F stockholders of up to 10 million shares of our common stock with shares issuable upon obtaining each of the CE mark and FDA approval of certain key products on or prior to December 31, 2013. Milestone share payments may be accelerated upon completion of certain transactions involving these key products. The first generation tissue valve, the ATS 3F® Aortic Bioprosthesis, has received CE mark and is available for sale in Europe and certain other international markets. We expect FDA approval of this product in the fourth quarter of 2007.
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
Critical Accounting Policies and Estimates
We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Management’s discussion and analysis of financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect (1) the reported amounts of assets, liabilities, revenues and expenses; and (2) the related disclosure of contingent assets and liabilities. At each balance sheet date, we evaluate our estimates and judgments. The critical accounting policies that are most important to fully understanding and evaluating our financial condition and results of operations are discussed in our most recent Annual Report on Form 10-K on file with the SEC.

Results of Operations
The following table provides the dollar and percentage change in our Statements of Operations for the three and nine months ended September 30, 2007 and 2006.

	Three months ended September 30,				Nine months ended September 30,
			Increase (Decrease)				Increase (Decrease)
(In thousands)	2007	2006	$	%	2007	2006	$	%

Net sales	$12,157	$9,122	$3,035	33.3%	$35,370	$29,709	$5,661	19.1%
Cost of goods sold	5,313	3,894	1,419	36.4%	15,411	14,302	1,109	7.8%

Gross profit	6,844	5,228	1,616	30.9%	19,959	15,407	4,552	29.5%

Operating expenses:
Sales and marketing	5,540	5,287	253	4.8%	17,448	15,233	2,215	14.5%
Research and development	1,815	528	1,287	243.8%	5,373	1,370	4,003	292.2%
Acquired in-process R & D	—	14,400	(14,400)	(100.0)%	3,500	14,400	(10,900)	(75.7)%
General and administrative	2,209	2,067	142	6.9%	7,318	6,288	1,030	16.4%
Amortization of intangibles	802	—	802	—	1,631	—	1,631	—
Impairment of intangibles	—	—	—	—	755	—	755	—

Total operating expenses	10,366	22,282	(11,916)	(53.5)%	36,025	37,291	(1,266)	(3.4)%

Operating loss	(3,522)	(17,054)	(13,532)	(79.3)%	(16,066)	(21,884)	(5,818)	(26.6)%

Net interest expense	(515)	(446)	69	15.5%	(1,267)	(1,235)	32	2.6%
Other income, net	727	245	482	196.7%	486	1,525	(1,039)	(68.1)%

Net loss	$(3,310)	$(17,255)	$(13,945)	(80.8)%	$(16,847)	$(21,594)	$(4,747)	(22.0)%

The following table presents our Statements of Operations as a percentage of net sales for the three and nine months ended September 30, 2007 and 2006.

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	43.7%	42.7%	43.6%	48.1%

Gross profit	56.3%	57.3%	56.4%	51.9%
Operating expenses:
Sales and marketing	45.6%	58.0%	49.3%	51.3%
Research and development	14.9%	5.8%	15.2%	4.6%
Acquired in-process R & D	0.0%	157.9%	9.9%	48.5%
General and administrative	18.2%	22.7%	20.7%	21.2%
Amortization of intangibles	6.6%	0.0%	4.6%	0.0%
Impairment of intangibles	0.0%	0.0%	2.1%	0.0%

Total operating expenses	85.3%	244.3%	101.9%	125.5%

Operating loss	(29.0)%	(187.0)%	(45.4)%	(73.7)%

Net interest expense	(4.2)%	(4.9)%	(3.6)%	(4.2)%
Other income, net	6.0%	2.7%	1.4%	5.1%

Net loss	(27.2)%	(189.2)%	(47.6)%	(72.7)%

Net Sales. The following table provides the dollar and percentage change in our net sales inside and outside the United States and Canada for the three and nine months ended September 30, 2007 and 2006.

	Three months ended September 30,				Nine months ended September 30,
			Increase				Increase
(In thousands)	2007	2006	$	%	2007	2006	$	%

United States and Canada	$5,130	$3,799	$1,331	35.0%	$13,511	$11,859	$1,652	13.9%
Outside U. S. and Canada	7,027	5,323	1,704	32.0%	21,859	17,850	4,009	22.5%

Total	$12,157	$9,122	$3,035	33.3%	$35,370	$29,709	$5,661	19.1%

The following table provides our net sales inside and outside the United States and Canada as a percentage of total net sales for the three and nine months ended September 30, 2007 and 2006.

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

United States and Canada	42.2%	41.6%	38.2%	39.9%
Outside U. S. and Canada	57.8%	58.4%	61.8%	60.1%

Total	100.0%	100.0%	100.0%	100.0%

The following table provides our net sales by product group for the three and nine months ended September 30, 2007 and 2006.

	Three months ended September 30,				Nine months ended September 30,
			Increase				Increase

(In thousands)	2007	2006	$	%	2007	2006	$	%

Heart valve therapy	$8,451	$7,962	$489	6.1%	$28,220	$26,222	$1,998	7.6%
Surgical arrhythmia therapy	3,295	999	2,296	229.8%	6,113	3,212	2,901	90.3%
Surgical tools and accessories	411	161	250	155.3%	1,037	275	762	277.1%

Total	$12,157	$9,122	$3,035	33.3%	$35,370	$29,709	$5,661	19.1%

Heart valve therapy sales, our largest product group, consists of mechanical and tissue heart valves and heart valve repair products. Our MHV products continue to be our primary product line and comprised approximately 74% of our worldwide sales for the first nine months of 2007, compared to 83% for the same period in 2006. U.S. MHV sales revenue for the third quarter and first nine months of 2007 declined approximately 26% and 19%, respectively, over the same periods in 2006, as the overall MHV market continues to decline on an annual basis due to the encroachment of tissue valves. However, international MHV sales increased approximately 24% and 19% in the third quarter and first nine months of 2007, respectively, over the same periods in 2006. Worldwide heart valve therapy revenue has increased due to the expansion of direct selling operations in three international markets in 2007 and the growth of our repair ring products, which were introduced in the second quarter of 2006.
Net sales generated from surgical arrhythmia therapy products consist of cryotherapy products for the ablation of cardiac arrhythmias. Net sales of these products prior to the third quarter of 2007 are representative of our prior distribution and agency agreements with CryoCath. Through our acquisition of the surgical cryoablation business of CryoCath in June 2007, these sales increased significantly in the third quarter of 2007 and will continue to do so in future quarters due to a gross-up on certain sales for which we had served as an agent and received a commission and to the addition of direct sales to other CryoCath corporate customers.

Net sales have been favorably impacted by revenue from the new business initiatives and partnerships discussed above, primarily revenue derived from surgical cryotherapy products, annuloplasty repair rings, c-rings and accessories, and cardiac anastomosis assist devices. Approximately 26% of our worldwide revenue in the first nine months of 2007 was derived from products other than mechanical heart valves, up from approximately 17% in the first nine months of 2006.
Cost of Goods Sold and Gross Profit. Our 2007 and 2006 gross profit has benefited from sales of lower cost mechanical heart valves which are now manufactured entirely in our own facilities. By the middle of the first quarter of 2006, we had substantially depleted our high-priced inventories of carbon components purchased from CarboMedics, and had moved into lower-cost, internally-produced carbon material cost layers. This transition to full in-house manufacture of mechanical heart valves favorably impacted our third quarter 2007 and first nine months 2007 gross profit by approximately $0.5 million and $2.3 million, respectively, and improved our gross profit percentage of net sales for these same periods by approximately 4.0 and 6.4 percentage points, respectively, compared to the prior year.
Our third quarter 2007 gross profit, both in dollars and in percentage of net sales, also benefited from third quarter 2007 direct sales of surgical cryotherapy products resulting from our acquisition of the surgical cryoablation business of CryoCath in June 2007. These sales include the gross-up on certain sales for which we had served as an agent and received a commission prior to the acquisition and the addition of direct sales to other CryoCath corporate customers.
Our 2007 gross profit percentage was negatively impacted by a shift in the mix of our MHV product sales. Lower U.S. MHV unit sales volume, coupled with higher International MHV sales at lower average selling prices and gross margins, lowered our third quarter and first nine months 2007 gross profit as a percentage of net sales by approximately 5.4 and 0.8 percentage points, respectively.
Our 2007 gross profit percentage was also negatively impacted by 3F obsolescence costs and manufacturing variances due to low manufacturing volumes as well as to cryoablation manufacturing start-up costs. These costs lowered our third quarter and first nine months 2007 gross profit as a percentage of net sales by approximately 2.6 and 1.9 percentage points, respectively.
Sales and Marketing. In the United States, our sales and marketing costs in the third quarter of 2007 decreased $0.2 million, or 5.3% over the third quarter of 2006 to $3.6 million. U.S. sales and marketing costs for the first nine months of 2007 increased $0.3 million, or 2.8% over the same period in 2006 to $11.1 million. The third quarter 2007 decline reflects lower spending in the field sales force and lower MHV marketing costs. The higher spending for the first nine months of 2007 reflects the addition of marketing expenses for 3F related to the market launch of our first generation tissue heart valve, hiring costs for additional marketing personnel and $0.2 million of higher stock compensation expense related to accelerated vesting of restricted stock units under contingent vesting provisions which were triggered or met. Field selling costs in the United States were 7% lower in the first nine months of 2007 compared to the same period in 2006, reflecting the turnover of field sales personnel in the current year.
Internationally, our sales and marketing costs for the third quarter and first nine months of 2007 increased over the prior year approximately 30% and 43% to $2.0 million and $6.4 million, respectively. Both increases reflect our continued investment in international markets, including the establishment of a European support office in the third quarter of 2006 and the expansion of our direct sales operations in Europe. During the last four years we have established sales and/or distribution operations in France (2003), China (2004), Germany (2005), and Austria (2006). During the third quarter of 2007, we began direct sales activities in Switzerland.
Research and Development. Research and development (R & D) in the third quarter of 2007 increased 244% to $1.8 million and increased 292% to $5.4 million for the first nine months of 2007 compared to the same periods in the prior year. These increases in R & D reflect the 2007 addition of research, clinical and regulatory costs for 3F ($1.2 million and $3.7 million for the third quarter and first nine months of 2007, respectively) and the hiring of Vice Presidents for R & D and for Regulatory, Clinical and Quality during 2006.
Acquired In-Process R & D. In connection with our acquisition of the assets of the surgical cryoablation business of CryoCath, we recorded a non-recurring in-process R & D (IPR&D) charge of $3.5 million in the second quarter of 2007. See Note 3 of “Notes to Consolidated Financial Statements” in this report for additional information regarding the CryoCath asset acquisition, including the purchase price and the preliminary allocation of the purchase price. The IPR&D relates to SurgiFrost XL, a product line in development to enable less invasive stand alone or sole therapy solutions to treat atrial fibrillation. We used the income approach to determine the fair value of IPR&D, applying a risk adjusted discount rate of 30% to the development project’s projected cash flows.

In connection with our acquisition of 3F, we recorded a non-recurring IPR&D charge of $14.4 million in the third quarter of 2006. See Note 3 of “Notes to Consolidated Financial Statements” in this report for additional information regarding the 3F acquisition. The IPR&D relates to the Enable sutureless tissue valve product line. We used the income approach to determine the fair value of IPR&D, applying a risk adjusted discount rate of 37% to the development project’s projected cash flows
General and Administrative. General and administrative (G & A) expenses increased $0.1 million to $2.2 million for the third quarter of 2007 and increased $1.0 million to $7.3 million for the first nine months of 2007 over the same periods in 2006. Major cost increases in G & A expenses for the first nine months of 2007 over the same period in 2006 related to severance costs and accruals for terminated employees of $0.5 million (none in the third quarter of 2007), the addition of 3F G & A expenses of $0.2 million ($0.1 million in the third quarter), corporate facilities and business development expenses of $0.6 million ($0.2 million in the third quarter), legal fees of $0.5 million ($0.2 million in the third quarter), and executive search fees of $0.1 million. These first half 2007 cost increases were offset, in part, by $0.7 million in lower corporate bonus accruals ($0.2 million in the third quarter of 2007) and $0.3 million in lower bad debt expense related to the termination in 2006 of an international distributor.
We recognized total stock compensation expense in the first nine months of 2007 of $1.2 million, of which $0.5 million was included in G & A expenses and $0.7 million in sales and marketing expenses. For the first nine months of 2006, we recognized total stock compensation expense of $0.8 million, of which $0.3 million was included in G & A expenses and $0.5 million in sales and marketing expenses. The increase in stock compensation expense for the third quarter and first nine months of 2007 reflects approximately $0.25 million of accelerated vesting of restricted stock units under contingent vesting provisions which were triggered or met.
Amortization of Intangibles. We recognized $0.8 million and $1.6 million of amortization expense in the third quarter and first nine months of 2007, respectively, related to (1) initial amortization of our carbon technology license with CarboMedics, (2) acquired definite-lived intangible assets connected with the September 2006 acquisition of 3F and (3) amortization of the definite-lived intangible assets acquired in our June 2007 purchase of the surgical cryoablation business of CryoCath. See Note 6 of “Notes to Consolidated Financial Statements” in this report for more information regarding the CarboMedics technology license and its change in status from an indefinite-lived to a definite-lived intangible asset. We expect total amortization expense to be approximately $2.4 million for the year ending December 31, 2007.
Impairment of Intangibles. We made licensing fee and development milestone payments to ErySave AB, a Swedish research firm, under an exclusive development and licensing agreement, executed in 2004, for worldwide rights to ErySave’s PARSUS filtration technology for cardiac surgery procedures. In July 2007, we were informed that ErySave was in the process of declaring bankruptcy and they could not continue development work. Accordingly, the $0.8 million ErySave license payments intangible asset was written off in the second quarter of 2007.
Net Interest Expense. Net interest expense was attributable primarily to the October 2005 sale of $22.4 million aggregate principal amount of 6% Convertible Senior Notes. Interest expense on these Notes in the first nine months of 2007 and 2006 was $1.4 million and $1.6 million, respectively, which also includes amortization of (1) financing costs, (2) the discount related to the implied value of common stock warrants sold with the Notes, and (3) the discounts related to the bifurcated Convertible Senior Notes derivatives. See Note 7 of “Notes to Consolidated Financial Statements” in this report for more information regarding the Convertible Senior Notes. Interest expense was also attributable to bank notes with Silicon Valley Bank. Interest expense for the third quarter of 2007 also includes interest on the June 2007 $8.6 million Term Loan (Term Loan) obtained in connection with the CryoCath asset acquisition. See “Liquidity and Capital Resources-Financing Activities” below for a detailed discussion of the Term Loan.
Interest income for each of the third quarters and first nine months of 2007 and 2006 was $0.2 million and $0.5 million, respectively, and is attributable to the investment of our cash balances.
Net Other Income. In connection with our June 2007 private equity placement, we sold to Alta Partners VIII, L.P. a seven-year warrant to purchase up to 1,960,000 shares of our Common Stock at an exercise price of $1.65 per share. Under the terms of the warrant, if we do not receive approval from our shareholders at our 2008 annual meeting of shareholders (or any subsequent annual meeting) to issue shares of common stock to Alta upon exercise of the warrant, then the warrant will become exercisable on June 28, 2008, and Alta will be entitled to receive, upon exercise of the warrant, cash in an amount equal to the difference between the then-current fair market value of the shares underlying the warrant and the aggregate exercise price of the warrant. If we do receive shareholder approval to issue shares of common stock upon exercise of the warrant, then the warrant will become exercisable upon receipt of such shareholder approval and Alta will be entitled to receive shares of common stock upon exercise of the warrant. Accordingly, the fair value of the warrant has been recorded as a liability on the balance sheet and marked to market at both June 30 and September 30, 2007, resulting in a non-operating change in valuation charge (credit) to other expense (income) of $0.3 million and ($0.4) million for the second and third quarters of 2007, respectively.

During the first nine months of 2007 and 2006, we recorded non-operating other income totaling $0.1 million and $1.5 million, respectively, for the change in the Convertible Senior Notes derivative liability to fair value. The large decline in this other income in 2007 as compared to the prior year relates to the elimination of the largest of the embedded derivatives in the Convertible Senior Notes (the conversion feature derivative), which was no longer required to be accounted for as a derivative after our authorized shares were increased at our Annual Meeting of Shareholders on September 25, 2006. See Note 7 of “Notes to Consolidated Financial Statements” in this report for more information regarding the Convertible Senior Notes derivative liability and our accounting for the related derivative financial instruments under SFAS No.133, Accounting for Derivative Instruments and Hedging Activities.
Other income for the third quarter and first nine months of 2007 also includes $0.3 million of net foreign currency transaction gains related primarily to short-term intercompany balances with foreign subsidiaries.
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
Net Loss. Our decrease in net losses in the third quarter and first nine months of 2007 compared to the same periods in 2006 were due to lower acquisition-related IPR&D charges in 2007. This was partially offset by higher operating expenses, which increased more than net sales and gross profit, and to lower non-operating other income for the first nine months of 2007, all of which are described in detail above.
Liquidity and Capital Resources
Cash, cash equivalents, and short-term investments totaled $16.9 million and $10.7 million at September 30, 2007 and December 31, 2006, respectively.
Operating Activities. During the first nine months of 2007, we received cash payments from customers of approximately $36.5 million and made payments to employees and suppliers of approximately $43.3 million. During the first nine months of 2006, we received cash payments from customers of $28.8 million and made payments to employees and suppliers of $33.3 million. Since 2002, we have incurred significant expenses to commercialize the ATS heart valve both in the United States and in many international markets, have invested in new products and technologies and have completed strategic acquisitions and business partnerships to diversify our product portfolio,. As we build sales in future periods and our cost of inventories decrease, we believe our operating losses will decrease and we will move toward a cash flow breakeven on sales and eventually to profitability.
Investing Activities. Our major investing activity during the first nine months of 2007 was the acquisition of the assets of the surgical cryoablation business of CryoCath in June. We paid $22 million at the closing (subsequently reduced by $0.9 million) and paid or accrued approximately $1.8 million in transaction costs during the first half of 2007. See Note 3 of “Notes to Consolidated Financial Statements” in this report for additional details of this acquisition.

We purchased leasehold improvements, property and equipment totaling $0.6 million and $0.5 million in the first nine months of 2007 and 2006, respectively. Since the beginning of 2006, our capital spending has declined as a significant portion of our pyrolytic carbon facility was completed by the end of 2005.
We also spent $0.02 million in transaction and legal costs in connection with our first quarter 2007 non-cash purchase of technology and certain other intangible assets from EM Vascular. See Note 6 of “Notes to Consolidated Financial Statements” in this report for more information regarding this intangible asset purchase.
Financing Activities. During the first half of 2007 we raised $30.6 million, net of offering costs, through two private placement sales of common stock. The first, in March 2007, raised $15.3 million, net of offering costs, through the sale of 8,125,000 shares of our common stock at a price of $2.00 per share and warrants to purchase 3,250,000 shares of our common stock at an exercise price of $2.40 per share. The second, in June 2007, raised $15.3 million, net of offering costs, through the sale of 9,800,000 shares of our common stock at a price of $1.65 per share and a seven-year warrant to purchase up to 1,960,000 shares of our common stock at an exercise price of $1.65 per share, as further described in Note 2 of “Notes to Consolidated Financial Statements” in this report. We also received net proceeds of $0.6 million and $0.2 million during the first nine months of 2007 and 2006, respectively, from the issuance of common stock through exercises of stock options and purchases under our employee stock purchase plan.
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
The June 2007 Amendment also made certain changes to the liquidity ratio test set forth in the Loan Agreement, as amended. The liquidity ratio was changed to require that we maintain, at all times, on a consolidated basis, a ratio of (1) the sum of (a) our unrestricted cash (and equivalents) on deposit with the Bank plus (b) 50% of the our accounts receivable arising form the sale or lease of goods, or provision of services, in the ordinary course of business, divided by (2) our indebtedness to the Bank for borrowed money, of equal to or greater than 1.4 to 1.0. As of September 30, 2007, we were in compliance with all financial covenants set forth in the Loan Agreement, as amended.
In October 2005, we sold a combined $22.4 million aggregate principal amount of 6% Convertible Senior Notes (Notes) due in 2025, warrants to purchase 1,344,000 shares of our common stock (Warrants) and certain embedded derivatives. The Warrants are exercisable at $4.40 per share and expire in 2010. We used the proceeds from the Notes for general corporate purposes, working capital, capital expenditures and to fund business development opportunities. Interest on these Notes is due semi-annually in April and October. The Notes are convertible into common stock at any time at a fixed conversion price of $4.20 per share, subject to certain adjustments. If fully converted, the Notes would convert into approximately 5,333,334 shares of our common stock. If the Notes are converted under certain circumstances on or prior to October 15, 2008, we will pay the investors the interest they would have received on the Notes through that date. We have the right to redeem the Notes at 100% of the principal amount plus accrued interest at any time on or after October 20, 2008, and the investors have the right to require us to repurchase the Notes at 100% of the principal amount plus accrued interest on October 15 in 2010, 2015 and 2020. See Note 7 of “Notes to Consolidated Financial Statements” in this report for a full description of the terms and provisions of the Notes.

Cash Management
We estimate that operating costs will remain high in comparison to sales during 2007 and will require the use of cash to fund operations. We will draw down cash balances to fund operations during 2007. Based upon the current forecast of sales and operating expenses, we anticipate having sufficient cash to fund our operations for the next twelve months. As identified in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, any adverse change that affects our revenue, access to the capital markets or future demand for our products will affect our long-term viability. Maintaining adequate levels of working capital depends in part upon the success of our products in the marketplace, the relative profitability of those products and our ability to control operating and capital expenses.
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
In the United States and in many European countries including the United Kingdom, France and Germany, we sell our products directly to hospitals. In other international markets, we sell our products to independent distributors who, in turn, sell to hospitals. Loss, termination, or ineffectiveness of distributors to effectively promote our product would have a material adverse effect on our financial condition and results of operations.
Transactions with U.S. and non-U.S. customers and distributors, other than in our direct international markets, are entered into in U.S. dollars, precluding the need for foreign currency hedges on such sales. Sales in our direct international markets are in Euros, except sales to the United Kingdom, which are denominated in British pounds. We are therefore subject to profitability risk arising from exchange rate movements in our direct-sales international markets. We have not used foreign exchange contract or similar devices to reduce this risk. We will evaluate the need to use foreign exchange contracts or similar devices if sales in our direct international markets increase substantially.
We do not believe that inflation has had a material effect on our results of operations in recent years and periods. There can be no assurance, however, that our business will not be adversely affected by inflation in the future.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
Abbey Litigation
On January 23, 2006, following execution of the Merger Agreement between the Company and 3F, 3F was informed of a summons and complaint dated January 19, 2006, which was filed in the U.S. District Court in the Southern District of New York by Arthur N. Abbey (“Abbey”) against 3F Partners Limited Partnership II (a major stockholder of 3F, “3F Partners II”), Theodore C. Skokos (the then chairman of the board and a stockholder of 3F), 3F Management II, LLC (the general partner of 3F Partners II), and 3F (collectively, the “Defendants”) (the “Abbey I Litigation”). The summons and complaint alleges that the Defendants committed fraud under federal securities laws, common law fraud and negligent misrepresentation in connection with the purchase by Abbey of certain securities of 3F Partners II. In particular, Abbey claims that the Defendants induced Abbey to invest $4 million in 3F Partners II, which, in turn, invested $6 million in certain preferred stock of 3F, by allegedly causing Abbey to believe, among other things, that such investment would be short-term. Pursuant to the complaint, Abbey is seeking rescission of his purchase of his limited partnership interest in 3F Partners II and return of the amount paid therefore (together with pre-and post-judgment interest), compensatory damages for the alleged lost principal of his investment (together with interest thereon and additional general, consequential and incidental damages), general damages for all alleged injuries resulting from the alleged fraud in an amount to be determined at trial and such other legal and equitable relief as the court may deem just and proper. Abbey did not purchase any securities directly from 3F and is not a stockholder of 3F. On March 23, 2006, 3F filed a motion to dismiss the complaint. Under the Private Securities Litigation Reform Act, no discovery will be permitted until the judge rules upon the motion to dismiss. On May 15, 2006, 3F filed and served a reply memorandum of law in further support of its motion to dismiss Abbey’s complaint with prejudice. On August 6, 2007, the Court granted 3F’s motion to dismiss the complaint based on plaintiff’s failure to state a claim upon which relief may be granted and the case was closed. On August 30, 2007, Abbey filed a Notice of Appeal with the United States Court of Appeals for the Second Circuit seeking to reverse the District Court’s August 6, 2007 Order dismissing the case. The appeal is scheduled to be briefed fully on December 28, 2007 and oral argument is scheduled to occur no earlier than January 7, 2008.
On or about June 14, 2006, Abbey commenced a second civil action in the Court of Chancery in the State of Delaware by serving 3F with a complaint naming both 3F and Mr. Skokos as defendants (the “Abbey II Litigation”). The complaint alleges, among other things, fraud and breach of fiduciary duties in connection with the purchase by Abbey of his partnership interest in 3F Partners II. The Delaware action seeks: (1) a declaration that (a) for purposes of the merger, Abbey was a record stockholder of 3F and was thus entitled to withhold his consent to the merger and seek appraisal rights after the merger was consummated and (b) the irrevocable stockholder consent submitted by 3F Partners II to approve the merger be voided as unenforceable; and (2) damages based upon allegations that 3F aided and abetted Mr. Skokos in breaching Mr. Skokos’s fiduciary duties of loyalty and faith to Abbey. On July 17, 2006, 3F filed a motion to dismiss the complaint in the Abbey II Litigation, or, alternatively, to stay the action pending adjudication of the Abbey I Litigation. On October 10, 2006, the Delaware Chancery Court entered an order staying the Delaware action pending the outcome of the Abbey I litigation. This action continues to remain stayed pending the outcome of Abbey’s appeal of the Abbey I Litigation.
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

CarboMedics Litigation
On January 26, 2007, we were served with a complaint filed by CarboMedics against ATS in U.S. District Court in the District of Minnesota on November 22, 2006. The complaint alleges that we have breached certain contractual obligations, including an alleged obligation to purchase $22 million of MHV carbon components under a long-term supply agreement with CarboMedics, which obligation CarboMedics contends had been scheduled to re-commence in 2007. See “Item 1. Business – Our Markets and Products – Prosthetic Heart Valve Market – Relationship with CarboMedics” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2006, for more information regarding our relationship with CarboMedics and the related purchase obligation.
The complaint seeks specific enforcement of the long-term supply agreement, revocation of certain intellectual property rights purchased by ATS from CarboMedics, and monetary damages in excess of $75,000. We believe that the complaint filed by CarboMedics is without merit, that CarboMedics has repudiated and breached the long-term supply agreement, and that we have affirmative claims against CarboMedics. On February 16, 2007, we filed our answer and counterclaim to the complaint, including counterclaims for breach of contract, anticipatory repudiation, deceptive trade practice and business disparagement, and a request for monetary damages. On March 14, 2007 we also filed a motion for judgment on the pleadings regarding CarboMedics request for specific performance of the supply agreement. On April 9, 2007 CarboMedics filed a motion for a preliminary injunction to require ATS to order components from CarboMedics. Arguments on both of these motions were heard at a hearing on May 31, 2007. Discovery in this matter is on-going. A trial date has been set for September 2008.
ITEM 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (2006 10-K), which could have a material impact on our business, financial condition or results of operations.
You should also consider the following risk factors which have been either added to or updated from our 2006 10-K, primarily in connection with our acquisition of the assets of the surgical cryoablation business of CryoCath Technologies, Inc. in June 2007. The first, third, fourth, eighth, ninth, tenth, thirteenth and fourteenth risk factors presented below reflect updates to our risk factors made as of this third quarter of fiscal year 2007, while the second, fifth, sixth, seventh, eleventh and twelfth risk factors reflect updates to our risk factors that were made in either the first or second quarter of fiscal year 2007.
We currently rely on the ATS mechanical heart valve as our primary source of revenue. If we are not successful in selling this product, our operating results will be harmed.
During 2005 we commenced marketing products other than mechanical heart valves. These products represented approximately 18% of net revenues for the year ended December 31, 2006 and 26% of net revenues for the nine months ended September 30, 2007. However, there can be no assurance that these new products will decrease our dependence on sales of mechanical heart valves. Increasing revenues from new products cannot be guaranteed. Even if we were to develop additional products, regulatory approval would likely be required to sell them. Clinical testing and the approval process itself are very expensive and can take many years. Adverse rulings by regulatory authorities, product liability lawsuits, the failure to achieve widespread U.S. market acceptance, the loss of market acceptance outside of the United States, or other adverse publicity may significantly and adversely affect our sales of the ATS heart valve, and, as a result, would adversely affect our business, financial condition and operating results.
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

In addition, if the benefits of the merger with 3F and our acquisition of the surgical cryoablation assets of CryoCath do not exceed the associated costs, the combined company could be adversely affected by incurring additional or even increased losses from its operations. Our ability to succeed after the merger with 3F and acquisition of the surgical cryoablation assets of CryoCath depends on making our combined operations profitable through increased revenue and reduced expenses for the combined company. If we fail to make our combined operations profitable through increased revenue and decreased expenses, it would harm our business, financial condition and operating results.
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
Under our carbon technology agreement with CarboMedics, we have obtained a license to use CarboMedics’ pyrolytic carbon technology to manufacture components for the ATS heart valve. If this agreement is breached or terminated, we would lose our right to manufacture components for the ATS heart valve. If our inventory is exhausted and we do not have any other sources of carbon components, we would be forced to cease selling mechanical heart valves.
Because we have limited manufacturing experience with some of our products, we may not realize the expected cost savings related to manufacturing our own products. In addition, we could experience production delays and significant additional costs.
Our tissue valve manufacturing efforts to date have consisted primarily of limited quantities of products for R & D, clinical trials and commercial sale outside the United States. Under our manufacturing transition services agreement with CryoCath, we will purchase products from CryoCath for the surgical cryoablation business during the manufacturing transition period. We cannot be certain that we will be able to manufacture commercial quantities of tissue heart valves or develop internal manufacturing capabilities in connection with the acquisition of the CryoCath assets in a cost-effective manner. We have limited experience manufacturing tissue heart valves and no experience manufacturing products for the surgical cryoablation business, and our inability to manufacture these products in a cost-effective manner could adversely affect our business and results of operations. In addition, in the future as we continue to increase production, we may encounter difficulties in maintaining and expanding our manufacturing, including problems involving:
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
We are reliant upon CryoCath for the supply of products of our surgical cryoablation business.
We currently purchase all of the products of our surgical cryoablation business from CryoCath. We are in the process of establishing and validating manufacture of these products in our own facility. However, if we are not successful in establishing our own manufacturing capabilities for these products, we would continue to be reliant on CryoCath for the supply of surgical cryoablation products. Any adverse changes in the operations, employee relations, solvency or compliance with laws and regulations by CryoCath may have a material adverse impact on the supply of products we purchase from them. Additionally, CryoCath manufactures their own products for commercial sale and our products are subject to production and scheduling constraints that may be the result of growth of their core business. If CryoCath is unable to provide product quantities in quantities sufficient to meet our demand our business, earnings and financial position may be materially harmed.

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
In January 2007, we were served with a complaint filed by CarboMedics alleging that we have breached certain contractual obligations, including an alleged obligation to purchase $22 million of carbon components under a long-term supply agreement with CarboMedics. The complaint seeks specific enforcement of the supply agreement, revocation of certain intellectual property rights purchased by ATS from CarboMedics, and monetary damages in excess of $75,000. We believe that the complaint filed by CarboMedics is without merit. We have filed our answer to the complaint, including certain counterclaims against CarboMedics. A trial date has been set for September 2008. If we are ultimately found to be in breach of the terms of our supply agreement with CarboMedics, we may be required to spend $22 million on carbon components from CarboMedics at per unit prices significantly higher than our cost of manufacturing such components. Moreover, this excess supply of components could cause us to cease manufacturing our own parts temporarily which may cause us to incur an impairment charge relating to the CarboMedics carbon technology license intangible asset.
In addition to the CarboMedics litigation described above, we may be subject to product liability claims, intellectual property infringement claims or other lawsuits, proceedings and claims arising in the ordinary course of business or otherwise. Although we do not believe that any lawsuits, claims or proceedings arising in the ordinary course of business will have a material adverse impact on our business, operating results or financial condition, it is possible that unfavorable resolutions of any lawsuits, claims or proceedings could have an adverse effect on our business, results of operation or financial condition because of the uncertainty inherent in litigation.

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

Date: November 8, 2007	ATS MEDICAL, INC.
	By:	/s/ Michael D. Dale
Michael D. Dale
Chief Executive Officer (Duly Authorized Officer)

	By:	/s/ Michael R. Kramer
Michael R. Kramer
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