Form 10-Q
period 2008-03-29
ATS MEDICAL INC
filed 2008-05-07
CIK 824068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 29, 2008
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
Yes ☑      No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
     The number of shares outstanding of each of the registrant’s classes of common stock as of May 1, 2008, was:

Common Stock, $.01 par value	59,894,709 shares

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
ATS Medical, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	March 29,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,218	$10,480
Short-term investments	1,708	4,189
Accounts receivable, net	11,488	11,186
Inventories	19,266	18,743
Prepaid expenses	1,016	1,143

Total current assets	43,696	45,741

Leasehold improvements, furniture and equipment, net	7,646	7,739
Goodwill	15,175	15,175
Other intangible assets	34,713	35,604
Other assets	1,530	1,638

Total assets	$102,760	$105,897

Liabilities and shareholders’ equity
Current liabilities:
Current maturities of bank notes payable	$2,646	$2,457
Accounts payable	4,959	4,794
Accrued compensation	2,195	2,361
Accrued distributor liabilities	430	791
Warrant liability	2,393	3,913
Other accrued liabilities	1,662	1,209

Total current liabilities	14,285	15,525

Convertible senior notes payable, net of unamortized discounts and bifurcated derivatives of $4,944 and $4,964 at March 29, 2008 and December 31, 2007	17,456	17,436
Payable to CryoCath Technologies, Inc.	1,782	1,742
Notes payable	5,954	6,143
Deferred income taxes	143	95

Shareholders’ equity:
Common stock, $.01 par value:
Authorized shares - 100,000,000
Issued and outstanding shares- 59,863,750 and 59,512,085 at March 29, 2008 and December 31, 2007	599	595
Additional paid-in capital	196,482	196,108
Accumulated deficit	(134,988)	(132,577)
Accumulated other comprehensive income	1,047	830

Total shareholders’ equity	63,140	64,956

Total liabilities and shareholders’ equity	$102,760	$105,897

The accompanying notes are an integral part of the consolidated financial statements.

ATS Medical, Inc.
Consolidated Statements of Operations
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Quarter ended
	March 29,	March 31,
	2008	2007
Net sales	$14,845	$10,796
Cost of goods sold	5,897	4,553

Gross profit	8,948	6,243

Operating expenses:
Sales and marketing	6,487	5,923
Research and development	2,206	1,657
General and administrative	3,004	2,616
Amortization of intangibles	891	415

Total operating expenses	12,588	10,611

Operating loss	(3,640)	(4,368)

Net interest expense	(619)	(445)
Other income (expense), net	1,918	(6)

Net loss before income taxes	(2,341)	(4,819)
Income tax expense	(70)	(1)

Net loss	$(2,411)	$(4,820)

Net loss per share:
Basic and diluted	$(0.04)	$(0.11)

Weighted average number of shares outstanding:
Basic and diluted	59,739	42,052

The accompanying notes are an integral part of the consolidated financial statements.

ATS Medical, Inc.
Consolidated Statements of Cash Flow
(Unaudited)
(In Thousands)

	Quarter ended
	March 29,	March 31,
	2008	2007
Operating activities:
Net loss	$(2,411)	$(4,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,496	904
Stock compensation expense	327	316
Deferred income taxes	48	—
Non-cash interest expense	155	112
Change in value of warrant liability and convertible senior notes derivatives	(1,535)	(19)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(288)	9
Inventories	(483)	(890)
Prepaid expenses	127	(138)
Accounts payable and accrued expenses	68	(260)

Net cash used in operating activities	(2,496)	(4,786)

Investing activities:
Purchases of short-term investments	(938)	—
Maturities of short-term investments	3,419	2,567
Payments for technology and distribution licenses	—	(23)
Purchases of leasehold improvements, furniture and equipment	(488)	(90)

Net cash provided by investing activities	1,993	2,454

Financing activities:
Repayments of bank notes payable	—	(283)
Net proceeds from sales of common stock and warrants	51	15,464
Other	29	76

Net cash provided by financing activities	80	15,257

Effect of exchange rate changes	161	(52)

Increase (decrease) in cash and cash equivalents	(262)	12,873
Cash and cash equivalents at beginning of period	10,480	4,612

Cash and cash equivalents at end of period	$10,218	$17,485

Significant non-cash transaction:
Issuance of common stock for acquisition of intangible assets	—	$500
The accompanying notes are an integral part of the consolidated financial statements.

ATS Medical, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Basis of Presentation
The consolidated financial statements included in this Form 10-Q have been prepared by ATS Medical, Inc. (hereinafter the “Company” or “ATS”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and its subsidiaries, and all significant inter-company accounts and transactions are eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations. The year-end balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. These unaudited consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
These statements reflect, in management’s opinion, all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. The results of operations for any interim period may not be indicative of results for the full year.
The Company utilizes a 52 week calendar year that ends on December 31. For interim periods, the Company utilizes a 13 week quarterly period that ends on the Saturday nearest the end of the calendar quarter. The three month periods of the first quarters of 2008 and 2007 consisted of 89 and 90 days, respectively.
Certain financial statement items have been reclassified to conform to the current year’s format. These reclassifications had no impact on previously reported net loss or total assets.
Note 2. Common Stock and Stock-Based Compensation
Stock-Based Compensation
The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004), Share-Based Payment, which requires all share-based payments to be recognized in the income statement based on their fair values.
The following table summarizes the 2008 changes in stock options outstanding under the Company’s stock-based compensation plans:

	Stock Options Outstanding				Weighted
	Under the Plans				Average Option
			Non-Plan		Exercise Price
	ISO	Non-ISO	Options	Total	Per Share
Balance at December 31, 2007	669,875	299,000	1,696,950	2,665,825	$3.02
Options granted	123,400	—	—	123,400	1.57
Options exercised	(16,000)	—	—	(16,000)	0.51
Options canceled	(10,500)	—	—	(10,500)	3.06

Balance at March 29, 2008	766,775	299,000	1,696,950	2,762,725	$2.97

As of March 29, 2008, the aggregate intrinsic value of options outstanding and exercisable was approximately $0.6 million.

The following table summarizes 2008 restricted stock unit (“RSU”) awards activity under the Company’s stock-based compensation plans:

		Weighted	Weighted
		Average	Average
	Number of	Award Date	Remaining
	Shares	Fair Value	Contractual Term
Unvested at December 31, 2007	2,037,538	$2.06	2.09 years
Awards granted	1,192,689	1.58	—
Awards vested	(306,235)	2.39	—
Awards forfeited	(126,956)	2.26	—

Unvested at March 29, 2008	2,797,036	$1.81	2.73 years

As of March 29, 2008, the aggregate intrinsic value of RSU awards outstanding was approximately $3.9 million.
The following table summarizes stock compensation expense recognized in the statements of operations for quarters ended March 29, 2008 and March 31, 2007:

	Quarter ended
	March 29,	March 31,
(in thousands)	2008	2007
Stock compensation expense included in:
Sales and marketing expenses	$192	$187
General and administrative expenses	135	129

Total stock compensation expense	$327	$316

Stock compensation expense per share	$0.01	$0.01

Based on an analysis of the Company’s historical data, the Company applied forfeiture rates for the quarters ended March 29, 2008 and March 31, 2007 of 10.79%, and 9.26%, respectively, to stock options and RSUs outstanding in determining its stock compensation expense, which it believes are reasonable forfeiture estimates for these periods.
As of March 29, 2008, the Company had $0.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over a weighted average period of 4.8 years, and $3.7 million of total unrecognized compensation expense, net of estimated forfeitures, related to RSU awards that will be recognized over a weighted average period of approximately 4.4 years.
The Company had a total of 6,296,535 shares of common stock reserved for stock option grants and RSU awards at March 29, 2008, of which 736,774 shares were available for future grants or awards under the Company’s stock-based compensation plans.
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
Under the terms of the Alta warrant, if the Company does not receive approval of its shareholders at the Company’s 2008 annual meeting of shareholders (or any subsequent annual meeting) to issue shares of common stock to Alta upon exercise of the warrant, then the warrant will become exercisable on June 28, 2008, and Alta will be entitled to receive, upon exercise of the warrant, cash from the Company in an amount equal to the difference between the then-current fair market value of the shares underlying the warrant and the aggregate exercise price of the warrant. If the Company receives shareholder approval to issue shares of common stock upon exercise of the warrant, then the warrant will become exercisable upon receipt of such shareholder approval and Alta will be entitled to receive shares of common stock upon exercise of the warrant. Accordingly, the fair value of the warrant has been recorded as a liability on the date of issuance and marked-to-market at each quarter-end, resulting in a change in valuation credit to other income of $1.5 million for the quarter ended March 29, 2008.  If the Company receives shareholder approval to issue shares of common stock upon exercise of the warrant, the liability will be marked-to-market through the date of shareholder approval and the remaining liability balance will be credited to additional paid-in capital.
Note 3. Acquisitions
Acquisition of Assets from CryoCath Technologies, Inc.
In June 2007, the Company completed the acquisition of the cryoablation surgical device business of CryoCath Technologies, Inc. (“CryoCath”). Pursuant to the Asset Purchase Agreement between the Company and CryoCath, the Company paid CryoCath $22.0 million at closing and agreed to pay an additional $2.0 million 24 months after closing. The Company also agreed to pay up to an additional $6.0 million in contingent payments, $2.0 million of which is contingent on the successful transition of manufacturing from CryoCath to the Company and $4.0 million of which is contingent upon the Company reaching certain levels of sales in 2009 and 2010 of SurgiFrost® XL, a product line in development.
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
The preliminary purchase price is as follows as of March 29, 2008 (amounts in thousands):

Cash paid (includes $926 post-closing purchase price adjustment)	$21,074
License payments made under prior Distribution and Agency Agreements	1,765
Non-contingent cash payment to be made (discounted to present value using discount rate of 9.25%)	1,663
Acquisition-related costs	1,791

Total preliminary purchase price	$26,293

Preliminary Purchase Price Allocation. The following table summarizes the preliminary purchase price allocation for the CryoCath asset acquisition as of March 29, 2008 (amounts in thousands):

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

The Company believes the estimated intangible assets as determined represent the fair value at the date of acquisition. The Company used the income approach to determine the fair value of the amortizable intangible assets. The product trademarks amortization period was subsequently reduced to 15 months in the fourth quarter of 2007, due to changing product trade names and trademarks.
The $3.5 million acquired in-process research and development (“IPR&D”) associated with the acquisition relates to SurgiFrost XL, a product line in development to enable less invasive stand alone or sole therapy solutions to treat atrial fibrillation. This IPR&D was recorded as a non-recurring charge to operations in the second quarter of 2007. The Company used the income approach to determine the fair value of IPR&D, applying a risk adjusted discount rate of 30% to the development project’s projected cash flows.
Pro Forma Results of Operations
The following unaudited pro forma financial information presents a summary of consolidated results of operations of the Company as if the acquisition of CryoCath’s surgical cryoablation business had occurred at the beginning of the earliest period presented. The historical consolidated financial information has been adjusted to give effect to pro forma events that are directly attributable to the acquisitions and are factually supportable. The unaudited pro forma condensed consolidated financial information is presented for informational purposes only. The pro forma information is not necessarily indicative of what the financial position or results of operations actually would have been had the acquisitions been completed at the dates indicated. In addition, the unaudited pro forma condensed consolidated financial information does not purport to project the future financial position or operating results of the Company after completion of the acquisition.
For the quarter ended March 29, 2008, the CryoCath acquisition was included in the Company’s consolidated results of operations; consequently, no pro forma financial information for this period is presented. For purposes of preparing the unaudited pro forma financial information for the quarter ended March 31, 2007, CryoCath’s surgical cryoablation business unaudited Statement of Sales and Direct Operating Expenses for the six-month period ended March 31, 2007 (allocated 50% to the three month period ended March 31, 2007) was combined with the Company’s consolidated unaudited Statement of Operations for the three months ended March 31, 2007. All periods used in preparing the unaudited pro forma financial information represent the most recent financial information available for each entity. The CryoCath financial statements referenced above have been summarized in a format similar to the financial statements of the Company and translated to U.S. dollars in accordance with U.S. generally accepted accounting principles.

Quarter ended
(in thousands, except per share data)	March 31, 2007
Net sales	$12,970

Net loss	$(4,660)

Net loss per share – basic and diluted	$(0.09)

The unaudited pro forma net losses include 1) amortization of purchased intangible assets acquired in the acquisition, 2) adjustments to eliminate intercompany sales, commission and distribution rights income and commission expense resulting from sales of CryoCath products, 3) the elimination of certain license amortization recorded by the surgical cryoablation division of Cryocath which does not apply to the combined entity, 4) the estimated impact of the ongoing supply arrangement between CryoCath and the Company and 5) estimated additional interest expense on a pro forma basis due to additional bank financing obtained to partially finance the CryoCath asset acquisition. The unaudited pro forma financial information excludes the $3.5 million non-recurring IPR&D charge recorded in connection with the acquisition.
Note 4. Inventories
Inventories consist of the following, stated at the lower of cost (first-in, first-out basis) or market:

	March 29,	December 31,
(in thousands)	2008	2007
Raw materials	$3,489	$3,655
Work-in-process	3,643	2,920
Finished goods	12,134	12,168

	$19,266	$18,743

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
Note 6. Intangible Assets
Indefinite-lived Intangibles and Impairment Policy
Indefinite-lived intangible assets include goodwill and technology licenses and agreements, all of which are carried at cost. The Company applies SFAS No. 142, Goodwill and Other Intangible Assets, to its intangible assets, which prohibits the amortization of intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. Management reviews indefinite-lived intangible assets for impairment annually as of the last day of the second quarter, or more frequently if a change in circumstances or occurrence of events suggests the remaining value may not be recoverable. The test for impairment requires management to make estimates about fair-value which are based either on the expected undiscounted future cash flows or on other measures of value such as the market capitalization of the Company. If the carrying amount of the assets is greater than the measures of fair value, impairment is considered to have occurred and a write-down of the asset is recorded. Management completed its annual impairment testing as of June 30, 2007 and determined that the Company’s intangible assets, with the exception of the ErySave AB (“ErySave”) license agreement intangible discussed below, were not impaired.

Intangible Asset Impairment
The Company made licensing fee and development milestone payments to ErySave, a Swedish research firm, under an exclusive development and licensing agreement executed in 2004 for worldwide rights to ErySave’s PARSUS filtration technology for cardiac surgery procedures. In July 2007, the Company was informed that ErySave was in the process of declaring bankruptcy and could not continue development work. Accordingly, the $0.8 million ErySave license payments intangible asset was written off in the second quarter of 2007.
Intangible Asset Purchases
As disclosed in Note 3 above, the Company acquired goodwill and certain other intangible assets in connection with the June 2007 acquisition of the surgical cryoablation business of CryoCath.
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
Note 7. Long-Term Debt
Convertible Senior Notes Payable
In October 2005, the Company sold a combined $22.4 million aggregate principal amount of 6% Convertible Senior Notes due 2025 (“Notes”) which are convertible into 5,333,334 shares of the Company’s common stock, Warrants to purchase 1,344,000 shares of the Company’s common stock exercisable at $4.40 per share (“Warrants”), and embedded derivatives. Interest is payable under the Notes each April and October.
The total value of the Warrants on the date of issuance was recorded as a discount on the Notes. In addition, the Company has bifurcated embedded derivatives from the Notes under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related Emerging Issues Task Force interpretations and SEC rules. The Company recorded a derivative liability on the date of issuance of the Notes, with an offsetting discount on the Notes. The derivative liability includes certain time-based provisions of the Notes which will expire over time, the latest in 2011. The Warrants and derivative discounts are being amortized to interest expense over the 20 year life of the Notes, using the effective interest method. Interest expense attributable to the Warrants and derivative discount amortization totaled $0.03 million for each of the three-month periods ended March 29, 2008 and 2007, respectively.
The derivative liability is adjusted to fair value on a quarterly basis, resulting in a change in valuation credit to other income of $0.02 million for each of the quarters ended March 29, 2008 and March 31, 2007. The liability balance was $0.13 million at March 29, 2008. The derivative liability is presented in the balance sheet within the same line as the Convertible Senior Notes payable.
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
The Company was subject to certain financial covenants under the Loan Agreement, as amended, to maintain a liquidity ratio of not less than 2.0 to 1.0 and a net tangible net worth of at least $40 million. In February 2007, the Company entered into an Amendment to the Loan Agreement (“February 2007 Amendment”) whereby the liquidity ratio was decreased to be equal to or greater than 1.6 to 1.0 and the tangible net worth requirement was eliminated. The February 2007 Amendment also terminated the line of credit.
In June 2007, the Company entered into an Amendment to the Loan Agreement (“June 2007 Amendment”) whereby the Bank consented to (i) the Company’s purchase of the cryoablation surgical device business of CryoCath (“CryoCath Assets”) and (ii) certain agreements related to the acquisition of the CryoCath Assets. The June 2007 Amendment also provided for a new $8.6 million term loan (“Term Loan”) to the Company, which was used to repay the outstanding term loan and advances to the Company from the Bank under the Loan Agreement and to purchase the CryoCath Assets.
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
The June 2007 Amendment also made certain changes to the liquidity ratio test set forth in the Loan Agreement, as amended. The liquidity ratio was changed to require that the Company maintain, at all times, on a consolidated basis, a ratio of (a) the sum of 1) unrestricted cash (and equivalents) of the Company on deposit with the Bank plus 2) 50% of the Company’s accounts receivable arising form the sale or lease of goods, or provision of services, in the ordinary course of business, divided by (b) the indebtedness of the Company to the Bank for borrowed money, of equal to or greater than 1.4 to 1.0. As of March 29, 2008, the Company was in compliance with the financial covenants as set forth in the Loan Agreement, as amended.
Note 8. Income Taxes
For the quarter ended March 29, 2008, the Company recognized $0.1 million of income tax expense related to 1) deferred income taxes connected with the deductibility of goodwill in the CryoCath asset acquisition for tax purposes, but not for book purposes, and the uncertainty of the timing of its reversal for book purposes and 2) current income taxes for its Austrian subsidiary. In future years, the Company will continue recognizing deferred income tax expense related to the CryoCath goodwill over its tax life as long as there is no impairment of the goodwill’s recorded value.
Note 9. Fair Value Measurements
Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. SFAS No.157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial condition or results of operations.
SFAS No. 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also describes three levels of inputs that may be used to measure fair value:
•	Level 1 – quoted prices in active markets for identical assets and liabilities.

•	Level 2 – observable inputs other than quoted prices in active markets for identical assets and liabilities.

•	Level 3 – unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.
The fair value of the Company’s short-term investments was determined based on Level 1 inputs. The fair value of the Company’s warrant liability (described in Note 2 above) was determined based on Level 2 inputs. The fair value of the Company’s convertible debt derivative liability (described in Note 7 above) was determined based on Level 3 inputs using discounted probability cash flow valuation models.
Also effective January 1, 2008, the Company adopted SFAS No 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and permits entities to choose to measure many financial instruments and certain other items at fair value. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial condition or results of operations.
Note 10. Recently Issued Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired company and the goodwill acquired. Among the changes in SFAS No. 141(R) are: transaction related costs will be expensed; restructuring costs that the acquirer expects but is not obligated (as of the acquisition date) to incur will not be included in the measurement of the acquisition cost; and research and development assets will be capitalized. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) replaces SFAS No. 141, is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by the Company in the first quarter of 2009.
11. Litigation
Abbey Litigation
On January 23, 2006, following execution of the Merger Agreement between the Company and 3F Therapeutics, Inc. (“3F”), 3F was informed of a summons and complaint dated January 19, 2006, which was filed in the U.S. District Court in the Southern District of New York by Arthur N. Abbey (“Abbey”) against 3F Partners Limited Partnership II (a major stockholder of 3F, “3F Partners II”), Theodore C. Skokos (the then chairman of the board and a stockholder of 3F), 3F Management II, LLC (the general partner of 3F Partners II), and 3F (collectively, the “Defendants”) (the “Abbey I Litigation”). The summons and complaint alleges that the Defendants committed fraud under federal securities laws, common law fraud and negligent misrepresentation in connection with the purchase by Abbey of certain securities of 3F Partners II. In particular, Abbey claims that the Defendants induced Abbey to invest $4 million in 3F Partners II, which, in turn, invested $6 million in certain preferred stock of 3F, by allegedly causing Abbey to believe, among other things, that such investment would be short-term. Pursuant to the complaint, Abbey is seeking rescission of his purchase of his limited partnership interest in 3F Partners II and return of the amount paid therefore (together with pre-and post-judgment interest), compensatory damages for the alleged lost principal of his investment (together with interest thereon and additional general, consequential and incidental damages), general damages for all alleged injuries resulting from the alleged fraud in an amount to be determined at trial and such other legal and equitable relief as the court may deem just and proper. Abbey did not purchase any securities directly from 3F and is not a stockholder of 3F. On March 23, 2006, 3F filed a motion to dismiss the complaint. On August 6, 2007, the Court granted 3F’s motion to dismiss the complaint based on plaintiff’s failure to state a claim upon which relief may be granted and ordered the Clerk of the Court to close the case. On August 30, 2007, Abbey filed a Notice of Appeal with the United States Court of Appeals for the Second Circuit seeking to reverse the District Court’s August 6, 2007 Order dismissing the case. The appeal was fully submitted on January 3, 2008. None of the parties have requested oral argument.
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
3F has been notified by its director and officer insurance carrier that such carrier will defend and cover all defense costs as to 3F and Mr. Skokos in the Abbey I Litigation and Abbey II Litigation, subject to policy terms and full reservation of rights. In addition, under the merger agreement, 3F and the 3F stockholder representative have agreed that the Abbey I Litigation and Abbey II Litigation are matters for which express indemnification is provided. As a result, the escrow shares and milestone shares, if any, may be used by ATS to satisfy, in part, ATS’s set-off rights and indemnification claims for damages and losses incurred by 3F or ATS, and their directors, officers and affiliates, that are not otherwise covered by applicable insurance arising from the Abbey I Litigation and Abbey II Litigation. See Note 2 of “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, for a description of the escrow and milestone shares. The Company believes the Abbey I Litigation and Abbey II Litigation will not result in a material impact on the Company’s financial position or operating results.
CarboMedics Litigation
On November 22, 2006, CarboMedics filed a complaint against ATS in the U.S. District Court in the District of Minnesota. The complaint alleges that the Company has breached certain contractual obligations, including an alleged obligation to purchase $22 million of mechanical heart valve carbon components under a long-term supply agreement with CarboMedics.
CarboMedics initially sought specific performance and claimed damages of approximately $20 million. The Company believes the complaint filed by CarboMedics is without merit, that CarboMedics has repudiated and breached the long-term supply agreement, and that the Company may have affirmative claims against CarboMedics. On February 16, 2007, the Company filed its answer and counterclaim to the complaint. On May 16, 2007, CarboMedics filed an amended complaint withdrawing its request for specific performance. CarboMedics has also revised its damages estimate to $12.5 million before accounting for attorney fees and costs. The case is in the final stages of expert discovery and has been scheduled for trial in the Fall of 2008. Both parties have filed dispositive motions, which are set for a hearing in the Spring of 2008. If the Company is ultimately found to be in breach of the terms of the supply agreement with CarboMedics, it could be required to pay damages that would materially and adversely affect the Company’s financial condition.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “expect,” “believe,” “anticipate” or “estimate” identify such forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially from those expressed in such forward-looking statements. The factors that could cause such material differences are identified in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future filings with the SEC.
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
In 1990, we licensed a patented and partially developed mechanical heart valve from CarboMedics. Under the terms of the license, we would complete the development of the valve and agreed to purchase carbon components from CarboMedics. As a result, ATS now holds an exclusive, royalty-free, worldwide license to an open pivot, bileaflet mechanical heart valve design owned by CarboMedics. In addition, we have an exclusive, worldwide right and license to use CarboMedics’ pyrolytic carbon technology to manufacture components for the ATS mechanical heart valve. We commenced selling the ATS mechanical heart valve in international markets in 1992. In late 2000, we received FDA approval to sell the ATS Open Pivot® mechanical heart valve and commenced sales and marketing of our valve in the United States.
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
During 2005 we continued to develop our business outside the mechanical heart valve market. We entered into an exclusive development, supply and distribution agreement with Genesee BioMedical, Inc. (“GBI”), under which GBI will develop, supply, and manufacture cardiac surgical products to include annuloplasty repair rings, c-rings and accessories, and we will have exclusive worldwide rights to market and sell such products. Our agreement with GBI produced revenues for us in both 2006 and 2007. We also entered into a marketing services agreement with Regeneration Technologies, Inc. – Cardiovascular (“RTI-CV”). Under the terms of the agreement, RTI-CV appointed us as its exclusive marketing services representative to promote, market and solicit orders for RTI-CV’s processed cardiovascular allograft tissue from doctors, hospitals, clinics and patients throughout North America. The agreement with RTI-CV produced revenues for us since 2005. However, the cardiovascular tissue processing business of RTI-CV was sold during 2006 and RTI-CV is discontinuing its cardiovascular tissue processing operations. As a result, our distribution agreement with RTI-CV terminated at the end of 2007.
In 2006 we completed the acquisition of all the voting and non-voting stock of 3F, a privately-held medical device company specializing in manufacturing tissue heart valves. The acquisition was consummated pursuant to an agreement and plan of merger, as amended (“the Merger Agreement”). Under the terms of the Merger Agreement, upon closing, we paid each 3F stockholder its pro-rata portion of an initial payment of 9 million shares of our common stock, subject to certain adjustments. In addition to the initial closing payment, we are obligated to make additional contingent payments to 3F stockholders of up to 10 million shares of our common stock with shares issuable upon obtaining each of the CE mark and FDA approval of certain future key products on or prior to December 31, 2013. Milestone share payments may be accelerated upon completion of certain transactions involving these future key products. Our current first generation tissue valve, the ATS 3F® Aortic Bioprosthesis, has received CE mark and is available for sale in Europe and certain other international markets. We expect FDA approval of this product during the second half of 2008.
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

Results of Operations
The following table provides the dollar and percentage change in the Statements of Operations for the quarters ended March 29, 2008 and March 31, 2007.

	Quarter ended
			Increase
	March 29,	March 31,	(Decrease)
(in thousands)	2008	2007	$	%
Net sales	$14,845	$10,796	$4,049	37.5%
Cost of goods sold	5,897	4,553	1,344	29.5%

Gross profit	8,948	6,243	2,705	43.3%

Operating expenses:
Sales and marketing	6,487	5,923	564	9.5%
Research and development	2,206	1,657	549	33.1%
General and administrative	3,004	2,616	388	14.8%
Amortization of intangibles	891	415	476	114.7%

Total operating expenses	12,588	10,611	1,977	18.6%

Operating loss	(3,640)	(4,368)	(728)	(16.7)%

Net interest income (expense)	(619)	(445)	174	39.1%
Other income (expense), net	1,918	(6)	1,924	NM

Net loss before income taxes	(2,341)	(4,819)	(2,478)	(51.4)%
Income tax expense	(70)	(1)	69	NM

Net loss	$(2,411)	$(4,820)	$(2,409)	(50.0)%

The following table presents the Statements of Operations as a percentage of net sales for the quarters ended March 29, 2008 and March 31, 2007.

	Quarter ended
	March 29,	March 31,
	2008	2007
Net sales	100.0%	100.0%
Cost of goods sold	39.7%	42.2%

Gross profit	60.3%	57.8%
Operating expenses:
Sales and marketing	43.7%	54.9%
Research and development	14.9%	15.3%
General and administrative	20.2%	24.2%
Amortization of intangibles	6.0%	3.8%

Total operating expenses	84.8%	98.2%

Operating loss	(24.5)%	(40.5)%

Net interest income (expense)	(4.2)%	(4.1)%
Other income (expense), net	12.9%	(0.1)%

Net loss before income taxes	(15.8)%	(44.6)%
Income tax expense	(0.5)%	—%

Net loss	(16.2)%	(44.6)%

Net Sales. The following table provides the dollar and percentage change in net sales inside and outside the United States for the quarters ended March 29, 2008 and March 31, 2007.

	Quarter ended
	March 29,	March 31,	Increase
(in thousands)	2008	2007	$	%

United States	$5,830	$4,280	$1,550	36.2%

Outside United States	9,015	6,516	$2,499	38.3%

Total	$14,845	$10,796	$4,049	37.5%

The following table provides net sales inside and outside the United States as a percentage of total net sales for the quarters ended March 29, 2008 and March 31, 2007.

	Quarter ended
	March 29,	March 31,
	2008	2007
United States	39.3%	39.6%

Outside United States	60.7%	60.4%

Total	100.0%	100.0%

The following table provides net sales by product group for the quarters ended March 29, 2008 and March 31, 2007.

	Quarter ended
			Increase
	March 29,	March 31,	(Decrease)
(in thousands)	2008	2007	$	%

Heart valve therapy	$10,681	$8,992	$1,689	18.8%

Surgical arrhythmia	3,848	1,477	2,371	160.5%

Surgical tools and accessories	316	327	(11)	(3.4)%

Total	$14,845	$10,796	$4,049	37.5%

Heart valve therapy sales, our largest product group, consists of mechanical and tissue heart valves and heart valve repair products. Our mechanical heart valve products continue to be our primary product line and comprised approximately 66% of our worldwide sales for the first quarter of 2008, compared to 77% for the same period in 2007. U.S. mechanical heart valve sales revenue for the first quarter 2008 declined approximately 16% from the first quarter of 2007, reflecting the continued decline in the overall mechanical heart valve market due to the encroachment of tissue valves. However, international mechanical heart valve sales increased approximately 32% in the first quarter of 2008 over the same period in 2007, due primarily to the expansion of direct selling operations in three international markets during 2007. Worldwide heart valve therapy revenue has also increased due to sales growth of our repair ring products, which were introduced in mid-2006.
Net sales generated from surgical arrhythmia therapy products consist of cryotherapy products for the ablation of cardiac arrhythmias. Since our acquisition of the surgical cryoablation business of CryoCath in late June 2007, these sales have increased significantly and should continue to do so in the second quarter of 2008 as compared to the previous year due to a gross-up on certain sales for which we had served as an agent and received a commission prior to the acquisition and to the addition of direct sales to other CryoCath corporate customers. Net sales of these products in the first quarter of 2007 are representative of our prior distribution and agency agreements with CryoCath.

Net sales have been favorably impacted by revenue derived from the acquisitions, new business initiatives and partnerships discussed above, primarily revenue from surgical cryotherapy products, annuloplasty repair rings and accessories and cardiac anastomosis assist devices. Approximately 34% of our worldwide revenue in the first quarter of 2008 was derived from products other than mechanical heart valves, up from approximately 23% in the first quarter of 2007.
Approximately 11% of our increase in net sales in the first quarter of 2008 compared to the same period in the prior year is attributable to the rising foreign currency exchange rate environment. Approximately 25% of our total sales in the first quarter of 2008 were invoiced in Euros or other local currencies in European markets where we sell our products direct to hospitals.
Cost of Goods Sold and Gross Profit. Our first quarter 2008 gross profit percentage of net sales improved to 60.3% from 57.8% for the first quarter of the prior year.
Our first quarter 2008 gross profit, both in dollars and in percentage of net sales, has benefited from direct sales of surgical cryotherapy products resulting from our acquisition of the surgical cryoablation business of CryoCath in late June 2007. These sales include the gross-up on certain sales for which we had served as an agent and received a commission prior to the acquisition and the addition of direct sales to other CryoCath corporate customers. Our first quarter 2008 gross profit has also benefited from lower cost mechanical heart valves which since 2005 have been manufactured in our own facilities. The cost decrease is attributable primarily to higher manufacturing volumes connected with increased international mechanical heart valve demand.
Partially offsetting the improved first quarter 2008 gross profit percentage was shifts in the overall sales mix, particularly of our mechanical heart valve product sales, where lower U.S. mechanical heart valve unit sales volume has been coupled with higher international valve sales at lower average selling prices and gross margins than the United States. Our first quarter 2008 gross profit percentage was also negatively impacted by increases in our tissue expiration reserves and manufacturing variances due to low tissue manufacturing volumes and by cryoablation manufacturing start-up costs. These period costs lowered our first quarter 2008 gross profit as a percentage of net sales by approximately 1.3 percentage points compared to the prior year.
Sales and Marketing. In the United States, our sales and marketing costs in the first quarter of 2008 increased approximately 4% over the same period in the prior year, to $4.0 million. The increase reflects the addition of costs for additional marketing personnel, higher marketing program costs and corporate bonus plan accruals, offset in part by lower spending in the U.S. field sales force. Field selling costs in the United States were $0.2 million, or 8% lower in the first quarter of 2008 compared to the same period in the prior year, reflecting the turnover of and reduction in field sales personnel.
Internationally, our sales and marketing costs in the first quarter of 2008 increased over the same period in the prior year by approximately 19% to $2.5 million. The increase reflects our continued investment in international markets, including the establishment of a European support office in the second half of 2006 to support the expansion of our direct sales operations in Europe and the commencement of direct sales activities in Switzerland in the third quarter of 2007. Our higher first quarter 2008 international sales and marketing costs were also attributable to rising Euro-to-U.S. dollar foreign exchange rates. Approximately 75% of our first quarter 2008 international sales and marketing costs were denominated in Euros.
Research and Development. Research and development (“R & D”) expenses in the first quarter of 2008 increased 33% compared to the same period in the prior year to $2.2 million. The increase in R & D reflects primarily increased research and clinical program costs for tissue valves ($0.3 million), development and start-up costs ($0.1 million) for surgical cryoablation manufacturing and corporate bonus plan accruals. The higher R & D spending also reflects increases in R & D programs and personnel.
General and Administrative. General and administrative (“G & A”) expenses in the first quarter of 2008 increased $0.4 million over first quarter 2007 to $3.0 million. Major cost increases in G & A expenses during the first quarter of 2008 over first quarter 2007 were for legal fees (primarily related to the CarboMedics litigation) of $0.7 million and corporate bonus plan accruals of $0.1 million. These cost increases were offset, in part, by $0.4 million in employee severance costs and $0.1 million of business development expenses incurred in the prior year first quarter.
We recognized total stock compensation expense in each of the first quarters of 2008 and 2007 of $0.3 million, of which $0.1 million was included in G & A expenses and $0.2 million in sales and marketing expenses.

Amortization of Intangibles. Amortization expense for the first quarter of 2008 was $0.9 million, an increase of $0.5 million over the first quarter of 2007. The increase is attributable to amortization of the definite-lived intangible assets acquired in our June 2007 purchase of the surgical cryoablation business of CryoCath. See Note 3 of “Notes to Consolidated Financial Statements” in this Form 10-Q for more information regarding the purchase of the surgical cryoablation business of CryoCath. Amortization expense for the first quarters of both years also includes amortization of our pyrolytic carbon technology license with CarboMedics as well as amortization of definite-lived intangible assets acquired in connection with our September 2006 acquisition of 3F. We estimate amortization expense for 2008 to total approximately $3.5 million.
Net Interest Expense. First quarter 2008 net interest expense increased $0.2 over the first quarter of the prior year to $0.6 million. The increase is attributable to interest on the June 2007 $8.6 million Term Loan (“Term Loan”) with Silicon Valley Bank obtained in connection with the CryoCath asset acquisition. See “Liquidity and Capital Resources-Financing Activities” below for a detailed discussion of the Term Loan.
Net interest expense also includes interest on $22.4 million aggregate principal amount of 6% Convertible Senior Notes issued in 2005. Interest expense on these Notes in each of the first quarters of 2008 and 2007 was $0.5 million, which also includes amortization of (1) financing costs, (2) the discount related to the implied value of common stock warrants sold with the Notes, and (3) the discounts related to the bifurcated Convertible Senior Notes derivatives. See Note 7 of “Notes to Consolidated Financial Statements” in this report for more information regarding the Notes.
Interest income for each of the first quarters of 2008 and 2007 was $0.1 million and was attributable to the investment of our cash balances.
Other Income (Expense). In our June 2007 private equity placement in connection with the acquisition of the surgical cryoablation business of CryoCath, we sold to Alta a seven-year warrant to purchase up to 1,960,000 shares of our common stock at an exercise price of $1.65 per share. Under the terms of the warrant, if we do not receive approval from our shareholders at our 2008 annual meeting of shareholders (or any subsequent annual meeting) to issue shares of common stock to Alta upon exercise of the warrant, then the warrant will become exercisable on June 28, 2008, and Alta will be entitled to receive, upon exercise of the warrant, cash in an amount equal to the difference between the then-current fair market value of the shares underlying the warrant and the aggregate exercise price of the warrant. If we do receive shareholder approval to issue shares of common stock upon exercise of the warrant, then the warrant will become exercisable upon receipt of such shareholder approval and Alta will be entitled to receive shares of common stock upon exercise of the warrant. Accordingly, the fair value of the warrant has been recorded as a liability on the balance sheet and marked-to-market on a quarterly basis, resulting in a net non-operating change in valuation credit to other income of $1.5 million for the first quarter of 2008.
During each of the first quarters of 2008 and 2007, we recorded non-operating other income totaling $0.02 million for the change in the Convertible Senior Notes derivative liability to fair value. See Note 7 of “Notes to Consolidated Financial Statements” in this Form 10-Q for more information regarding the Notes derivative liability and our accounting for the related derivative financial instruments under SFAS No.133, Accounting for Derivative Instruments and Hedging Activities.
Other income for the first quarter of 2008 also includes $0.4 million of net foreign currency transaction gains, which includes $0.1 million of foreign currency gains related to short-term intercompany balances with foreign subsidiaries.
Income Taxes. In the first quarter of 2008, we recognized $0.1 million of income tax expense related primarily to deferred income taxes connected with the deductibility of goodwill in the CryoCath asset acquisition for tax purposes, but not for book purposes, and the uncertainty of the timing of its reversal for book purposes. In future years, we will continue recognizing deferred income tax expense related to this goodwill over its tax life as long as there is no impairment of the goodwill’s recorded value.
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
Net Loss. Our decrease in net loss in the first quarter of 2008 compared to the same period in 2007 was due to higher sales, gross profit and non-operating other income, partially offset by higher operating expenses, all of which are described in detail above.
Liquidity and Capital Resources
Cash, cash equivalents, and short-term investments totaled $11.9 million and $14.7 million at March 29, 2008 and December 31, 2007, respectively.
Operating Activities. During the first quarter of 2008, we received cash payments from customers of approximately $14.6 million and made payments to employees and suppliers of approximately $16.0 million. During the first quarter of 2007, we received cash payments from customers of approximately $10.8 million and made payments to employees and suppliers of approximately $14.9 million. Over the last five years, we have incurred significant expenses to commercialize the ATS heart valve both in the United States and in many international markets, have invested in new products and technologies and have completed strategic acquisitions and business partnerships to diversify our product portfolio. As we build sales in future periods and our cost of inventories decrease, we believe our operating losses will decrease and we will move toward a cash flow breakeven on sales and eventually to profitability.
Investing Activities. We purchased leasehold improvements, property and equipment totaling $0.5 million and $0.1 million during the first quarters of 2008 and 2007, respectively. A significant portion of our capital spending in the first quarter of 2008 was related to the addition of a surgical cryoablation production clean room following our June 2007 acquisition of the surgical cryoablation business of CryoCath.
Our major investing activity during the last 15 months was the acquisition of the assets of the surgical cryoablation business of CryoCath in June 2007. We paid $22 million at the closing (subsequently reduced by $0.9 million) and paid approximately $1.8 million in transaction costs. See Note 3 of “Notes to Consolidated Financial Statements” in this Form 10-Q for additional details regarding this acquisition.
Financing Activities. During the first quarter of 2007 we raised $15.3 million, net of offering costs, through the sale of 8,125,000 shares of our common stock at a price of $2.00 per share and warrants to purchase 3,250,000 shares of our common stock at an exercise price of $2.40 per share. We also received net proceeds of $0.1 million during each of the first quarters of 2008 and 2007 from the issuance of common stock through exercises of stock options and purchases under our employee stock purchase plan.
Since 2004 we have maintained a Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank (“Bank”) which established, among other things, a $2.5 million three-year term loan. In March 2006, the Bank agreed to provide for additional advances of up to $1.5 million. We fully drew down both the $2.5 million term loan and the $1.5 million advance amount, which were being repaid over 36 and 60 month periods, respectively. All ATS assets are pledged as collateral. We are also subject to certain financial covenants under the Loan Agreement, as amended.
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

The June 2007 Amendment also made certain changes to the liquidity ratio test set forth in the Loan Agreement, as amended. The liquidity ratio was changed to require that we maintain, at all times, on a consolidated basis, a ratio of (1) the sum of (a) our unrestricted cash (and equivalents) on deposit with the Bank plus (b) 50% of the our accounts receivable arising form the sale or lease of goods, or provision of services, in the ordinary course of business, divided by (2) our indebtedness to the Bank for borrowed money, of equal to or greater than 1.4 to 1.0. As of March 29, 2008 and December 31, 2007, we were in compliance with all financial covenants set forth in the Loan Agreement, as amended.
In October 2005, we sold a combined $22.4 million aggregate principal amount of 6% Convertible Senior Notes due in 2025, warrants to purchase 1,344,000 shares of our common stock and certain embedded derivatives. The Warrants are exercisable at $4.40 per share and expire in 2010. We used the proceeds from the Notes for general corporate purposes, working capital, capital expenditures and to fund business development opportunities. Interest on the Notes is due semi-annually in April and October. The Notes are convertible into common stock at any time at a fixed conversion price of $4.20 per share, subject to certain adjustments. If fully converted, the Notes would convert into approximately 5,333,334 shares of our common stock. If the Notes are converted under certain circumstances on or prior to October 15, 2008, we will pay the investors the interest they would have received on the Notes through that date. We have the right to redeem the Notes at 100% of the principal amount plus accrued interest at any time on or after October 20, 2008, and the investors have the right to require us to repurchase the Notes at 100% of the principal amount plus accrued interest on October 15 in 2010, 2015 and 2020.
Cash Management
We estimate that operating costs will remain high in comparison to sales during 2008 and will require the use of cash to fund operations. Based upon the current forecast of sales and operating expenses, we anticipate having cash to fund our operations through 2008. However, we may need to raise additional cash in or after 2008 to provide operating plan leverage, to fund our strategic investments and accelerate the development platforms for our 3F tissue and/or surgical cryoablation technologies, or to opportunistically add accretive products to our distribution network. As identified in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, any adverse change that affects our revenue, access to the capital markets or future demand for our products will affect our long-term viability. Maintaining adequate levels of working capital depends in part upon the success of our products in the marketplace, the relative profitability of those products and our ability to control operating and capital expenses.
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
Transactions with U.S. and non-U.S. customers and distributors, other than in our direct selling markets in Europe, are entered into in U.S. dollars, precluding the need for foreign currency hedges on such sales. Sales through our French and German subsidiaries, as well as through our European export company to Belgium and the Netherlands, are in Euros. Sales to the United Kingdom and Switzerland are made through our European export company and are denominated in British pounds and Swiss francs, respectively. Therefore, we are subject to profitability risk arising from exchange rate movements. We have not used foreign exchange contracts or similar devices to reduce this risk. We will evaluate the need to use foreign exchange contracts or similar devices, if sales in our European direct markets increase substantially.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 29, 2008 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
Abbey Litigation
On January 23, 2006, following execution of the Merger Agreement between the Company and 3F, 3F was informed of a summons and complaint dated January 19, 2006, which was filed in the U.S. District Court in the Southern District of New York by Arthur N. Abbey (“Abbey”) against 3F Partners Limited Partnership II (a major stockholder of 3F, “3F Partners II”), Theodore C. Skokos (the then chairman of the board and a stockholder of 3F), 3F Management II, LLC (the general partner of 3F Partners II), and 3F (collectively, the “Defendants”) (the “Abbey I Litigation”). The summons and complaint alleges that the Defendants committed fraud under federal securities laws, common law fraud and negligent misrepresentation in connection with the purchase by Abbey of certain securities of 3F Partners II. In particular, Abbey claims that the Defendants induced Abbey to invest $4 million in 3F Partners II, which, in turn, invested $6 million in certain preferred stock of 3F, by allegedly causing Abbey to believe, among other things, that such investment would be short-term. Pursuant to the complaint, Abbey is seeking rescission of his purchase of his limited partnership interest in 3F Partners II and return of the amount paid therefore (together with pre-and post-judgment interest), compensatory damages for the alleged lost principal of his investment (together with interest thereon and additional general, consequential and incidental damages), general damages for all alleged injuries resulting from the alleged fraud in an amount to be determined at trial and such other legal and equitable relief as the court may deem just and proper. Abbey did not purchase any securities directly from 3F and is not a stockholder of 3F. On March 23, 2006, 3F filed a motion to dismiss the complaint. On August 6, 2007, the Court granted 3F’s motion to dismiss the complaint based on plaintiff’s failure to state a claim upon which relief may be granted and ordered the Clerk of the Court to close the case. On August 30, 2007, Abbey filed a Notice of Appeal with the United States Court of Appeals for the Second Circuit seeking to reverse the District Court’s August 6, 2007 Order dismissing the case. The appeal was fully submitted on January 3, 2008. None of the parties have requested oral argument.
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
3F has been notified by its director and officer insurance carrier that such carrier will defend and cover all defense costs as to 3F and Mr. Skokos in the Abbey I Litigation and Abbey II Litigation, subject to policy terms and full reservation of rights. In addition, under the merger agreement, 3F and the 3F stockholder representative have agreed that the Abbey I Litigation and Abbey II Litigation are matters for which express indemnification is provided. As a result, the escrow shares and milestone shares, if any, may be used by ATS to satisfy, in part, ATS’s set-off rights and indemnification claims for damages and losses incurred by 3F or ATS, and their directors, officers and affiliates, that are not otherwise covered by applicable insurance arising from the Abbey I Litigation and Abbey II Litigation. See Note 2 of “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, for a description of the escrow and milestone shares. The Company believes the Abbey I Litigation and Abbey II Litigation will not result in a material impact on the Company’s financial position or operating results.

CarboMedics Litigation
On November 22, 2006, CarboMedics filed a complaint against ATS in the U.S. District Court in the District of Minnesota. The complaint alleges that the Company has breached certain contractual obligations, including an alleged obligation to purchase $22 million of mechanical heart valve carbon components under a long-term supply agreement with CarboMedics.
CarboMedics initially sought specific performance and claimed damages of approximately $20 million. The Company believes the complaint filed by CarboMedics is without merit, that CarboMedics has repudiated and breached the long-term supply agreement, and that the Company may have affirmative claims against CarboMedics. On February 16, 2007, the Company filed its answer and counterclaim to the complaint. On May 16, 2007, CarboMedics filed an amended complaint withdrawing its request for specific performance. CarboMedics has also revised its damages estimate to $12.5 million before accounting for attorney fees and costs. The case is in the final stages of expert discovery and has been scheduled for trial in the Fall of 2008. Both parties have filed dispositive motions, which are set for a hearing in the Spring of 2008. If the Company is ultimately found to be in breach of the terms of the supply agreement with CarboMedics, it could be required to pay damages that would materially and adversely affect the Company’s financial condition.
ITEM 1A. Risk Factors
You should carefully consider the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which could have a material impact on our business, financial condition or results of operations.
ITEM 6. Exhibits

2.1***	Agreement and Plan of Merger, dated as of January 23, 2006, by and among ATS Medical, Inc., Seabiscuit Acquisition Corp.; 3F Therapeutics, Inc.; and Boyd D. Cox, as Stockholder Representative (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 26, 2006).

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of June 13, 2006, by and among ATS Medical, Inc., Seabiscuit Acquisition Corp., 3F Therapeutics, Inc. and Boyd D. Cox, as stockholder representative (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 19, 2006).

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated as of August 10, 2006, by and among the Company, Seabiscuit Acquisition Corp., 3F Therapeutics, Inc. and Boyd D. Cox, as stockholder representative (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 15, 2006).

2.4	Escrow Agreement, effective as of September 29, 2006, by and among the Company, Boyd D. Cox, as stockholder representative and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 2.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

2.5***	Option and Asset Purchase Agreement, dated as of May 31, 2005, by and among ATS Medical, Inc., em Vascular, Inc., Keith L. March, M.D., John Havek, Walter L. Sembrowich and James E. Shapland II (Incorporated by reference to Exhibit 2.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

2.6	Letter Amendment, dated as of November 29, 2006, to the Option and Asset Purchase Agreement, dated as of May 31, 2005, by and among ATS Medical, Inc., em Vascular, Inc., Keith L. March, M.D., John Havek, Walter L. Sembrowich and James E. Shapland II, (Incorporated by reference to Exhibit 2.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

2.7***	Asset Purchase Agreement dated June 18, 2007 by and between ATS Medical, Inc. and CryoCath Technologies Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 25, 2007).

3.1	Second Restated Articles of Incorporation of ATS Medical, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (the “September 2006 Form 10-Q”)).

3.2	Bylaws of the Company, as amended February 13, 2007 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 20, 2007).

4.1	Specimen certificate for shares of common stock of the Company (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (the “1997 Form 10-K”)).

4.2	Indenture, dated as of October 7, 2005, between ATS Medical, Inc. and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on October 12, 2005 (the “October 12, 2005 Form 8-K”)).

4.3	First Supplemental Indenture, dated October 13, 2005, to the Indenture dated as of October 7, 2005, by and between ATS Medical, Inc. and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.3 of the Company’s October 18, 2005 Form 8-K).

4.4	Form of 6% Convertible Senior Notes due 2025 (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on October 18, 2005 (the “October 18, 2005 Form 8-K”)).

4.5	Form of Warrant (Incorporated by reference to Exhibit 4.2 of the Company’s October 18, 2005 Form 8-K).

4.6	Form of Warrant (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 16, 2007).

4.7	Warrant, dated June 28, 2007, issued by ATS Medical, Inc. to Alta Partners VIII, L.P. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 5, 2007).

10.1	First Amendment, dated February 29, 2008, to the Loan and Security Agreement between Silicon Valley Bank and the Company dated July 28, 2004 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 6, 2008 (the “March 6, 2008 Form 8-K”)).

10.2	Second Amendment, dated February 29, 2008, to the Loan and Security Agreement between Silicon Valley Bank and the Company dated July 28, 2004 (Incorporated by reference to Exhibit 10.2 of the Company’s March 6, 2008 Form 8-K).

10.3	Unconditional Guaranty, dated February 29, 2008, entered into by 3F Therapeutics and ATS Acquisition Corp., in favor of Silicon Valley Bank (Incorporated by reference to Exhibit 10.3 of the Company’s March 6, 2008 Form 8-K).

10.4	Security Agreement, dated February 29, 2008, by and between Silicon Valley Bank, 3F Therapeutics, Inc. and ATS Acquisition Corp. (Incorporated by reference to Exhibit 10.4 of the Company’s March 6, 2008 Form 8-K).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act, as amended (Section 302 Certification).

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act, as amended (Section 302 Certification).

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

***	Exhibits and Schedules to the acquisition agreement have been omitted but will be provided supplementally to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2008	ATS MEDICAL, INC.

	By:	/s/ Michael D. Dale

Michael D. Dale
Chief Executive Officer
(Duly Authorized Officer)

	By:	/s/ Michael R. Kramer

Michael R. Kramer
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description
2.1***	Agreement and Plan of Merger, dated as of January 23, 2006, by and among ATS Medical, Inc., Seabiscuit Acquisition Corp.; 3F Therapeutics, Inc.; and Boyd D. Cox, as Stockholder Representative (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 26, 2006).

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of June 13, 2006, by and among ATS Medical, Inc., Seabiscuit Acquisition Corp., 3F Therapeutics, Inc. and Boyd D. Cox, as stockholder representative (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 19, 2006).

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated as of August 10, 2006, by and among the Company, Seabiscuit Acquisition Corp., 3F Therapeutics, Inc. and Boyd D. Cox, as stockholder representative (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 15, 2006).

2.4	Escrow Agreement, effective as of September 29, 2006, by and among the Company, Boyd D. Cox, as stockholder representative and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 2.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

2.5***	Option and Asset Purchase Agreement, dated as of May 31, 2005, by and among ATS Medical, Inc., em Vascular, Inc., Keith L. March, M.D., John Havek, Walter L. Sembrowich and James E. Shapland II (Incorporated by reference to Exhibit 2.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

2.6	Letter Amendment, dated as of November 29, 2006, to the Option and Asset Purchase Agreement, dated as of May 31, 2005, by and among ATS Medical, Inc., em Vascular, Inc., Keith L. March, M.D., John Havek, Walter L. Sembrowich and James E. Shapland II, (Incorporated by reference to Exhibit 2.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

2.7***	Asset Purchase Agreement dated June 18, 2007 by and between ATS Medical, Inc. and CryoCath Technologies Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 25, 2007).

3.1	Second Restated Articles of Incorporation of ATS Medical, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (the “September 2006 Form 10-Q”)).

3.2	Bylaws of the Company, as amended February 13, 2007 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 20, 2007).

4.1	Specimen certificate for shares of common stock of the Company (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (the “1997 Form 10-K”)).

4.2	Indenture, dated as of October 7, 2005, between ATS Medical, Inc. and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on October 12, 2005 (the “October 12, 2005 Form 8-K”)).

4.3	First Supplemental Indenture, dated October 13, 2005, to the Indenture dated as of October 7, 2005, by and between ATS Medical, Inc. and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.3 of the Company’s October 18, 2005 Form 8-K).

4.4	Form of 6% Convertible Senior Notes due 2025 (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on October 18, 2005 (the “October 18, 2005 Form 8-K”)).

4.5	Form of Warrant (Incorporated by reference to Exhibit 4.2 of the Company’s October 18, 2005 Form 8-K).

Exhibit
Number	Description
4.6	Form of Warrant (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 16, 2007).

4.7	Warrant, dated June 28, 2007, issued by ATS Medical, Inc. to Alta Partners VIII, L.P. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 5, 2007).

10.1	First Amendment, dated February 29, 2008, to the Loan and Security Agreement between Silicon Valley Bank and the Company dated July 28, 2004 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 6, 2008 (the “March 6, 2008 Form 8-K”)).

10.2	Second Amendment, dated February 29, 2008, to the Loan and Security Agreement between Silicon Valley Bank and the Company dated July 28, 2004 (Incorporated by reference to Exhibit 10.2 of the Company’s March 6, 2008 Form 8-K).

10.3	Unconditional Guaranty, dated February 29, 2008, entered into by 3F Therapeutics and ATS Acquisition Corp., in favor of Silicon Valley Bank (Incorporated by reference to Exhibit 10.3 of the Company’s March 6, 2008 Form 8-K).

10.4	Security Agreement, dated February 29, 2008, by and between Silicon Valley Bank, 3F Therapeutics, Inc. and ATS Acquisition Corp. (Incorporated by reference to Exhibit 10.4 of the Company’s March 6, 2008 Form 8-K).

31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act, as amended (Section 302 Certification)

31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act, as amended (Section 302 Certification)

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification)

***	Certain Exhibits and Schedules have been omitted but will be provided supplementally to the Securities and Exchange Commission upon request.