Form 10-Q
period 2008-06-28
ATS MEDICAL INC
filed 2008-08-07
CIK 824068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 28, 2008
Commission File Number: 0-18602
ATS MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1595629

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3905 Annapolis Lane N., Suite 105 Minneapolis, Minnesota	55447

(Address of Principal Executive Offices)	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     The number of shares outstanding of each of the registrant’s classes of common stock as of August 1, 2008, was:

Common Stock, $.01 par value	62,354,356 shares

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
ATS Medical, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	June 28,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,907	$10,480
Short-term investments	7	4,189
Accounts receivable, net	12,853	11,186
Inventories	20,024	18,743
Prepaid expenses	1,165	1,143

Total current assets	44,956	45,741

Leasehold improvements, furniture and equipment, net	7,484	7,739
Goodwill	16,016	15,175
Other intangible assets	33,823	35,604
Other assets	1,444	1,638

Total assets	$103,723	$105,897

Liabilities and shareholders’ equity
Current liabilities:
Current maturities of bank notes payable	$2,646	$2,457
Accounts payable	5,230	4,794
Accrued compensation	2,830	2,361
Accrued distributor liabilities	475	791
Warrant liability	—	3,913
Other accrued liabilities	2,102	1,209

Total current liabilities	13,283	15,525

Convertible senior notes payable, net of unamortized discounts and bifurcated derivatives of $4,922 and $4,964 at June 28, 2008 and December 31, 2007	17,478	17,436
Payable to CryoCath Technologies, Inc.	1,824	1,742
Notes payable	5,292	6,143
Deferred income taxes	191	95

Shareholders’ equity:
Common stock, $.01 par value:
Authorized shares - 150,000,000
Issued and outstanding shares- 62,041,738 at June 28, 2008 and 59,512,085 at December 31, 2007	620	595
Additional paid-in capital	203,903	196,108
Accumulated deficit	(139,657)	(132,577)
Accumulated other comprehensive income	789	830

Total shareholders’ equity	65,655	64,956

Total liabilities and shareholders’ equity	$103,723	$105,897

The accompanying notes are an integral part of the consolidated financial statements.

ATS Medical, Inc.
Consolidated Statements of Operations
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three months ended June 28 (30)		Six months ended June 28 (30)
	2008	2007	2008	2007
Net sales	$16,900	$12,417	$31,745	$23,213
Cost of goods sold	6,610	5,545	12,507	10,098

Gross profit	10,290	6,872	19,238	13,115

Operating expenses:
Sales and marketing	7,147	6,115	13,634	12,038
Research and development	2,302	1,901	4,508	3,558
Acquired in-process research and development	—	3,500	—	3,500
General and administrative	2,764	2,491	5,768	5,107
Amortization of intangibles	890	414	1,781	829
Intangible asset impairment	—	755	—	755

Total operating expenses	13,103	15,176	25,691	25,787

Operating loss	(2,813)	(8,304)	(6,453)	(12,672)

Net interest expense	(657)	(307)	(1,276)	(752)
Other income (expense), net	(1,040)	(105)	878	(111)

Net loss before income taxes	(4,510)	(8,716)	(6,851)	(13,535)
Income tax expense	(159)	(1)	(229)	(2)

Net loss	($4,669)	($8,717)	($7,080)	($13,537)

Net loss per share:
Basic and diluted	($0.08)	($0.18)	($0.12)	($0.30)

Weighted average number of shares outstanding:
Basic and diluted	60,018	49,406	59,877	45,749

The accompanying notes are an integral part of the consolidated financial statements.

ATS Medical, Inc.
Consolidated Statements of Cash Flow
(Unaudited)
(In Thousands)

	Six months ended June 28 (30)
	2008	2007
Operating activities:
Net loss	($7,080)	($13,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,946	1,813
Stock compensation expense	769	623
Acquired in-process research and development	—	3,500
Impairment of intangibles	—	755
Deferred income taxes	96	—
Non-cash interest expense	317	230
Change in value of warrant liability and convertible senior notes derivatives	(273)	241
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,631)	232
Inventories	(1,267)	808
Prepaid expenses	(22)	51
Accounts payable and accrued expenses	1,642	856

Net cash used in operating activities	(4,503)	(4,428)

Investing activities:
Purchases of short-term investments	(938)	—
Maturities of short-term investments	5,121	4,224
Payments for business acquisitions	(1,000)	(22,000)
Business acquisition costs	—	(1,655)
Payments for technology and distribution licenses	—	(23)
Purchases of leasehold improvements, furniture and equipment	(886)	(273)

Net cash provided by (used in) investing activities	2,297	(19,727)

Financing activities:
Advances on bank notes payable	—	8,600
Repayments of bank notes payable	(662)	(2,327)
Net proceeds from sales of common stock and warrants	3,381	31,071
Other	31	62

Net cash provided by financing activities	2,750	37,406

Effect of foreign exchange rate changes	(117)	(89)

Increase in cash and cash equivalents	427	13,162
Cash and cash equivalents at beginning of period	10,480	4,612

Cash and cash equivalents at end of period	$10,907	$17,774

Significant non-cash transactions:
Transfer of warrant liability to additional paid-in capital	$3,670	$—
Issuance of common stock for acquisition of intangible assets	—	500
Assumption of liabilities in connection with asset acquisition	—	2,429
License agreement intangible asset tendered in asset acquisition	—	1,765
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
The Company utilizes a 52 week calendar year that ends on December 31. For interim periods, the Company utilizes a 13 week quarterly period that ends on the Saturday nearest the end of the calendar quarter. The three month periods ended June 28, 2008 and June 30, 2007 each consisted of 91 calendar days. The six month periods ended June 28, 2008 and June 30, 2007 consisted of 180 and 181 calendar days, respectively.
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
The following table summarizes the 2008 changes in stock options outstanding under the Company’s stock-based compensation plans:

					Weighted
	Stock Options Outstanding				Average Option
	Under the Plans		Non-Plan		Exercise Price
	ISO	Non-ISO	Options	Total	Per Share

Balance at December 31, 2007	669,875	299,000	1,696,950	2,665,825	$3.02
Options granted	125,900	—	—	125,900	1.57
Options exercised	(16,000)	—	(56,250)	(72,250)	0.75
Options canceled	(119,125)	—	—	(119,125)	4.40

Balance at June 28, 2008	660,650	299,000	1,640,700	2,600,350	$2.95

As of June 28, 2008, the aggregate intrinsic value of options outstanding was approximately $1.0 million and the aggregate intrinsic value of options exercisable was approximately $0.9 million.

The following table summarizes 2008 restricted stock unit (“RSU”) awards activity under the Company’s stock-based compensation plans:

		Weighted	Weighted
		Average	Average
	Number of	Award Date	Remaining
	Shares	Fair Value	Contractual Term

Unvested at December 31, 2007	2,037,538	$2.06	2.09 years
Awards granted	1,386,647	1.64	—
Awards vested	(432,178)	2.29	—
Awards forfeited	(183,562)	2.13	—

Unvested at June 28, 2008	2,808,445	$1.82	2.57 years

As of June 28, 2008, the aggregate intrinsic value of RSU awards outstanding was approximately $5.7 million.
The following table summarizes stock compensation expense recognized in the statements of operations for the three and six month periods ended June 28, 2008 and June 30, 2007:

	Three months ended		Six months ended
	June 28 (30)		June 28 (30)
(in thousands)	2008	2007	2008	2007

Stock compensation expense included in:
Sales and marketing expenses	$251	$186	$443	$373
General and administrative expenses	191	121	326	250

Total stock compensation expense	$442	$307	$769	$623

Stock compensation expense per share	$0.01	$0.01	$0.01	$0.01

Based on an analysis of the Company’s historical data, the Company applied average forfeiture rates during the six month periods ended June 28, 2008 and June 30, 2007 of 10.79% and 9.12%, respectively, to stock options and RSUs outstanding in determining its stock compensation expense, which it believes are reasonable forfeiture estimates for these periods.
As of June 28, 2008, the Company had $0.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over a weighted average period of 4.5 years, and $3.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to RSU awards that will be recognized over a weighted average period of approximately 4.2 years.
The Company had a total of 10,094,342 shares of common stock reserved for stock option grants and RSU awards at June 28, 2008, of which 4,685,547 shares were available for future grants or awards under the Company’s stock-based compensation plans.
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

The Company was required to treat the warrant as a liability pending approval of its shareholders at the Company’s 2008 annual meeting of shareholders (or any subsequent annual meeting) to issue shares of common stock to Alta upon exercise of the warrant. Accordingly, the fair value of the warrant was recorded as a liability on the date of issuance and marked-to-market at each quarter-end, resulting in changes in valuation credits to other income of $1.5 million for the first quarter of 2008 and $0.3 million for the second quarter of 2007. At the Company’s annual meeting of shareholders on May 8, 2008, the Company received shareholder approval to issue shares of common stock upon exercise of the warrant. Consequently, the liability was marked-to-market through the date of shareholder approval, resulting in a change in valuation charge to other expense of $1.3 million for the second quarter of 2008. The remaining warrant liability balance of $3.7 million was credited to additional paid-in capital. The following table summarizes Alta warrant liability activity in 2008:

(in thousands)
Warrant liability balance on January 1, 2008	$3,913

Total losses (gains) included in other expense (income):
First quarter 2008	(1,521)
Second quarter 2008	1,278

Transfer to additional-paid-in-capital	(3,670)

Warrant liability balance on June 28, 2008	$—

On June 26, 2008, Alta exercised the warrant on all 1,960,000 shares of common stock. The Company received $3.2 million as a result of the exercise.
Note 3. Acquisitions
Acquisition of Assets from CryoCath Technologies, Inc.
In June 2007, the Company completed the acquisition of the cryoablation surgical device business of CryoCath Technologies, Inc. (“CryoCath”). Pursuant to the Asset Purchase Agreement between the Company and CryoCath, the Company paid CryoCath $22.0 million at closing and agreed to pay an additional $2.0 million 24 months after closing. The Company also agreed to pay up to an additional $6.0 million in contingent payments, $2.0 million of which is contingent on the successful transition of manufacturing from CryoCath to the Company and $4.0 million of which is contingent upon the Company reaching certain levels of sales in 2009 and 2010 of SurgiFrost® XL, a product line in development. In June 2008, the Company paid to CryoCath $1.0 million of the $2.0 million contingent payment due upon the successful transition of manufacturing operations from CryoCath to the Company. This payment was recorded as additional goodwill. The remaining $1.0 million manufacturing transition contingent payment is anticipated to be made during the third quarter of 2008.
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
Purchase Price. The Company has accounted for the CryoCath asset acquisition as a purchase under U.S. generally accepted accounting principles. Under the purchase method of accounting, the assets and liabilities acquired were recorded as of the acquisition date, at their respective fair values, and consolidated with those of the Company. The purchase price allocation is based upon estimates and valuations of the fair value of assets acquired and liabilities assumed. The valuations required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows and the applicable discount rates. These estimates were based on assumptions that the Company believes to be reasonable. However, actual results may differ from these estimates.

The purchase price was as follows (amounts in thousands):

Cash paid (includes $0.9 million post-closing purchase price reduction and $1.0 million manufacturing transition payment)	$22,074
License payments made under prior Distribution and Agency Agreements	1,765
Non-contingent cash payment to be made (discounted to present value using discount rate of 9.25%)	1,663
Acquisition-related costs	1,791

Total purchase price	$27,293

Purchase Price Allocation. The following table summarizes the purchase price allocation for the CryoCath asset acquisition (amounts in thousands):

Current assets	$951
Fixed assets	761
Definite-lived intangible assets subject to amortization	11,800
Goodwill	10,888
Acquired in-process research and development	3,500
Current liabilities	(607)

Total purchase price allocation	$27,293

The excess of the purchase price over the fair value of net tangible assets acquired was allocated to specific intangible asset categories and in-process research and development as follows:

		Weighted Average
	Amount	Amortization
(in thousands)	Assigned	Period
Definite-lived intangible assets:
Existing technology — core	$4,400	16 years
Existing technology — developed	5,600	5 years
Distributor relationships	1,500	12 years
Product trademarks	300	10 years

Total definite-lived intangible assets	$11,800	10 years

Goodwill	$10,888

Acquired in-process research and development	$3,500

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

For the three and six months ended June 28, 2008, the CryoCath acquisition was included in the Company’s consolidated results of operations; consequently, no pro forma financial information for this period is presented. For purposes of preparing the unaudited pro forma financial information for the three and six months ended June 30, 2007, CryoCath’s surgical cryoablation business unaudited Statement of Sales and Direct Operating Expenses for the six-month period ended March 31, 2007 (allocated 50% to the three month period ended June 30, 2007) was combined with the Company’s consolidated unaudited Statement of Operations for the three and six months ended June 30, 2007. All periods used in preparing the unaudited pro forma financial information represent the most recent financial information available for each entity. The CryoCath financial statements referenced above have been summarized in a format similar to the financial statements of the Company and translated to U.S. dollars in accordance with U.S. generally accepted accounting principles.

	Three months	Six months
	ended	ended
(in thousands, except per share data)	June 30, 2007	June 30, 2007
Net sales	$14,606	$27,577

Net loss	($5,191)	($9,872)

Net loss per share — basic and diluted	($0.09)	($0.18)

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
Note 4. Inventories
Inventories consist of the following, stated at the lower of cost (first-in, first-out basis) or market:

	June 28,	December 31,
(in thousands)	2008	2007
Raw materials	$4,126	$3,655
Work-in-process	4,034	2,920
Finished goods	11,864	12,168

	$20,024	$18,743

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
Note 6. Intangible Assets
Indefinite-lived Intangibles and Impairment Policy
Indefinite-lived intangible assets include goodwill and technology licenses and agreements, all of which are carried at cost. The Company applies SFAS No. 142, Goodwill and Other Intangible Assets, to its intangible assets, which prohibits the amortization of intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. Management reviews indefinite-lived intangible assets for impairment annually as of the last day of the second quarter, or more frequently if a change in circumstances or occurrence of events suggests the remaining value may not be recoverable. The test for impairment requires management to make estimates about fair-value which are based either on the expected undiscounted future cash flows or on other measures of value such as the market capitalization of the Company. If the carrying amount of the assets is greater than the measures of fair value, impairment is considered to have occurred and a write-down of the asset is recorded. Management completed its annual impairment testing as of June 28, 2008 and determined that the Company’s intangible assets were not impaired.

Intangible Asset Impairment
The Company made licensing fee and development milestone payments to ErySave AB, a Swedish research firm, under an exclusive development and licensing agreement executed in 2004 for worldwide rights to ErySave’s PARSUS filtration technology for cardiac surgery procedures. In July 2007, the Company was informed that ErySave was in the process of declaring bankruptcy and could not continue development work. Accordingly, the $0.8 million ErySave license payments intangible asset was written off for the three months ended June 30, 2007.
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
The total value of the Warrants on the date of issuance was recorded as a discount on the Notes. In addition, the Company has bifurcated embedded derivatives from the Notes under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related Emerging Issues Task Force interpretations and SEC rules. The Company recorded a derivative liability on the date of issuance of the Notes, with an offsetting discount on the Notes. The derivative liability includes certain time-based provisions of the Notes which will expire over time, the latest in 2011. The total discount on the Notes is being amortized to interest expense over the 20 year life of the Notes, using the effective interest method. Interest expense attributable to discount amortization totaled $0.07 million for each of the six-month periods ended June 28, 2008 and June 30, 2007.
The derivative liability is adjusted to fair value on a quarterly basis, resulting in change in valuation credits to other income of $0.02 million for each of the three month periods ended June 28, 2008 and June 30, 2007, and. $0.03 million and $0.04 million for the six month periods ended June 28, 2008 and June 30, 2007, respectively, The liability balance was $0.11 million at June 28, 2008. The derivative liability is presented in the balance sheet within the same line as the Convertible Senior Notes payable.
Bank Notes Payable
In 2004, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank (“Bank”), establishing a secured revolving credit facility for $8.5 million consisting of a $2.5 million three-year term loan as well as a two-year $6.0 million line of credit. In 2006, the Bank agreed to provide for additional advances of up to $1.5 million, which the Company could use to finance or refinance eligible equipment purchased between June 2005 and May 2006. The Company fully drew down both the $2.5 million term loan and the $1.5 million advance amount, which were being repaid over 36 and 60 month periods, respectively. The Company had not drawn any advances and had no outstanding balance on the $6.0 million line of credit. All Company assets are pledged as collateral under the Loan Agreement.

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
In June 2007, the Company entered into an Amendment to the Loan Agreement (“June 2007 Amendment”) whereby the Bank consented to (i) the Company’s purchase of the cryoablation surgical device business of CryoCath (“CryoCath Assets”) and (ii) certain agreements related to the acquisition of the CryoCath Assets. The June 2007 Amendment also provided for an $8.6 million term loan (“Term Loan”) to the Company, which was used to repay the outstanding term loan and advances to the Company from the Bank under the Loan Agreement and to purchase the CryoCath Assets.
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
The June 2007 Amendment also made certain changes to the liquidity ratio covenant set forth in the Loan Agreement, as amended. The liquidity ratio was changed to require that the Company maintain, at all times, on a consolidated basis, a ratio of (a) the sum of 1) unrestricted cash (and equivalents) of the Company on deposit with the Bank plus 2) 50% of the Company’s accounts receivable arising form the sale or lease of goods, or provision of services, in the ordinary course of business, divided by (b) the indebtedness of the Company to the Bank for borrowed money, of equal to or greater than 1.4 to 1.0. On June 30, 2008, the Company entered into an Amendment to the Loan Agreement whereby, for the balance of 2008, the 1.4 to 1.0 required liquidity ratio was reduced to 1.1 to 1.0 for intra-quarter months only. The liquidity ratio remains at 1.4 to 1.0 for quarter-end months and will revert to 1.4 to 1.0 for all months beginning in 2009. As of June 28, 2008 and December 31, 2007, the Company was in compliance with the financial covenants as set forth in the Loan Agreement, as amended.
Subordinated Credit Agreement
On June 29, 2008, the Company entered into a Subordinated Credit Agreement (“Credit Agreement”) with Theodore C. Skokos, a member of the Company’s Board of Directors, for a two-year, $5 million Revolving Credit Facility (“Credit Facility”). Advances under the Credit Facility will carry interest at 15% per annum payable quarterly. The Credit Facility also carries an annual commitment fee of 1% of the average unused Revolving Commitment Amount, payable annually.
The Company’s obligations to Mr. Skokos under the Credit Agreement have been made subordinate to (1) the Company’s obligations to the holders of its 6% Convertible Senior Notes and (2) the Company’s obligations to Silicon Valley Bank as provided in a Subordination Agreement dated June 29, 2008, by and between the Bank and Mr. Skokos. All Company assets are pledged as collateral on the Credit Facility.
In connection with the execution of the Credit Agreement, the Company issued to Mr. Skokos a warrant to purchase 245,098 shares of common stock of the Company at $2.04 per share until June 29, 2015 (“Effective Date Warrant”). On July 24, 2008, Mr. Skokos exercised the Effective Date Warrant in full and the Company received $0.5 million from the exercise. The Company is obligated to issue additional seven-year warrants to Mr. Skokos in the future based on the total amount of advances under the Credit Facility. If the aggregate unpaid principal amount of all advances (“Total Outstanding Revolver Amount”) under the Credit Facility, after giving effect to the new advance, is greater than the amount of the highest Total Outstanding Revolver Amount at any time prior to the date of any such advance (“Maximum Total Outstanding Revolver Amount”), then the Company shall issue a warrant to Mr. Skokos for a number of shares of common stock equal to 20% of (a) the difference between (1) such Total Outstanding Revolver Amount less (2) the Maximum Total Outstanding Revolver Amount, (b) divided by the warrant exercise price of $2.04 per share. The maximum number of additional shares issuable pursuant to warrants issued under the Credit Facility is 490,196 shares (not including the Effective Date Warrant issued upon execution of the Credit Agreement), which represents 20% of the maximum amount of advances under the $5 million Credit Facility divided by the $2.04 warrant exercise price.

Note 8. Income Taxes
For the six months ended June 28, 2008, the Company recognized $0.2 million of income tax expense related to 1) deferred income taxes connected with the deductibility of goodwill in the CryoCath asset acquisition for tax purposes, but not for book purposes, and the uncertainty of the timing of its reversal for book purposes and 2) current income taxes for its Austrian subsidiary. In future years, the Company will continue recognizing deferred income tax expense related to the CryoCath goodwill over its tax life as long as there is no impairment of the goodwill’s recorded value.
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
SFAS No. 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also describes three levels of inputs that may be used to measure fair value:
•	Level 1 — quoted prices in active markets for identical assets and liabilities.

•	Level 2 — observable inputs other than quoted prices in active markets for identical assets and liabilities.

•	Level 3 — unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.
The fair value of the Company’s short-term investments was determined based on Level 1 inputs. The difference between cost and fair value of the Company’s short-term investments is not significant. The fair value of the Company’s warrant liability (described in Note 2 above) was determined based on Level 2 inputs. The fair value of the Company’s convertible debt derivative liability (described in Note 7 above) was determined based on Level 3 inputs using discounted probability cash flow valuation models.
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
Note 10. Recently Issued Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired company and the goodwill acquired. Among the changes in SFAS No. 141(R) are: transaction-related costs will be expensed; restructuring costs that the acquirer expects but is not obligated (as of the acquisition date) to incur will not be included in the measurement of the acquisition cost; and research and development assets will be capitalized. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) replaces SFAS No. 141, is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by the Company in the first quarter of 2009.

11. Litigation
Abbey Litigation
On January 23, 2006, following execution of the Merger Agreement between the Company and 3F Therapeutics, Inc. (“3F”), 3F was informed of a summons and complaint dated January 19, 2006, which was filed in the U.S. District Court in the Southern District of New York by Arthur N. Abbey (“Abbey”) against 3F Partners Limited Partnership II (a major stockholder of 3F, “3F Partners II”), Theodore C. Skokos (the then chairman of the board and a stockholder of 3F), 3F Management II, LLC (the general partner of 3F Partners II), and 3F (collectively, the “Defendants”) (the “Abbey I Litigation”). The summons and complaint alleges that the Defendants committed fraud under federal securities laws, common law fraud and negligent misrepresentation in connection with the purchase by Abbey of certain securities of 3F Partners II. In particular, Abbey claims that the Defendants induced Abbey to invest $4 million in 3F Partners II, which, in turn, invested $6 million in certain preferred stock of 3F, by allegedly causing Abbey to believe, among other things, that such investment would be short-term. Pursuant to the complaint, Abbey is seeking rescission of his purchase of his limited partnership interest in 3F Partners II and return of the amount paid therefor (together with pre-and post-judgment interest), compensatory damages for the alleged lost principal of his investment (together with interest thereon and additional general, consequential and incidental damages), general damages for all alleged injuries resulting from the alleged fraud in an amount to be determined at trial and such other legal and equitable relief as the court may deem just and proper. Abbey did not purchase any securities directly from 3F and is not a stockholder of 3F. On March 23, 2006, 3F filed a motion to dismiss the complaint. On August 6, 2007, the Court granted 3F’s motion to dismiss the complaint based on plaintiff’s failure to state a claim upon which relief may be granted and ordered the Clerk of the Court to close the case. On August 30, 2007, Abbey filed a Notice of Appeal with the United States Court of Appeals for the Second Circuit seeking to reverse the District Court’s August 6, 2007 Order dismissing the case. The appeal was fully submitted on January 3, 2008. On June 20, 2008, Abbey requested oral argument for his appeal.
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

CarboMedics initially sought specific performance and claimed damages of approximately $20 million. The Company believes the complaint filed by CarboMedics is without merit, that CarboMedics has repudiated and breached the long-term supply agreement, and that the Company may have affirmative claims against CarboMedics. On February 16, 2007, the Company filed its answer and counterclaims to the complaint. On May 16, 2007, CarboMedics filed an amended complaint withdrawing its request for specific performance. CarboMedics has also revised its damages estimate to $12.5 million before accounting for attorney fees and costs. The Company and CarboMedics agreed to narrow the scope of the case, and on January 24, 2008, the Company’s counterclaims were dismissed pursuant to a joint stipulation. Both fact and expert discovery have been completed. Dispositive and expert motions have been argued and are pending before the court.
On May 30, 2008, the court entered a formal stay to permit the parties to pursue alternative dispute resolution. The stay is ongoing. In light of the stay, the status of previously-scheduled trial dates and pretrial deadlines is uncertain. If the Company is ultimately found to be in breach of the terms of the supply agreement with CarboMedics, it could be required to pay damages that would materially and adversely affect the Company’s financial condition.

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
During 2002, we reorganized the Company and started the process of rebuilding our sales and marketing teams, both in the United States and internationally. This rebuilding has been a significant factor in our operating expense levels since 2002. During 2004 and 2005, we developed and implemented a plan to ramp-up our own manufacturing facility for pyrolytic carbon. By the end of 2005, this process was substantially complete.
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
During 2005, we continued to develop our business outside the mechanical heart valve market. We entered into an exclusive development, supply and distribution agreement with Genesee BioMedical, Inc. (“GBI”), under which GBI will develop, supply and manufacture cardiac surgical products to include annuloplasty repair rings, c-rings and accessories, and we will have exclusive worldwide rights to market and sell such products. Our agreement with GBI produced revenues for us in both 2006 and 2007. We also entered into a marketing services agreement with Regeneration Technologies, Inc. — Cardiovascular (“RTI-CV”). Under the terms of the agreement, RTI-CV appointed us as its exclusive marketing services representative to promote, market and solicit orders for RTI-CV’s processed cardiovascular allograft tissue from doctors, hospitals, clinics and patients throughout North America. However, the cardiovascular tissue processing business of RTI-CV was sold during 2006 and RTI-CV discontinued its cardiovascular tissue processing operations. As a result, our distribution agreement with RTI-CV terminated at the end of 2007.
In 2006, we completed the acquisition of all the voting and non-voting stock of 3F, a privately-held medical device company specializing in manufacturing tissue heart valves. The acquisition was consummated pursuant to an agreement and plan of merger, as amended (“the Merger Agreement”). Under the terms of the Merger Agreement, upon closing, we paid each 3F stockholder its pro-rata portion of an initial payment of 9 million shares of our common stock, subject to certain adjustments. In addition to the initial closing payment, we are obligated to make additional contingent payments to 3F stockholders of up to 10 million shares of our common stock with shares issuable upon obtaining each of the CE mark and FDA approval of certain future key products on or prior to December 31, 2013. Milestone share payments may be accelerated upon completion of certain transactions involving these future key products. Our current first generation tissue valve, the ATS 3F® Aortic Bioprosthesis, has received the CE mark and is available for sale in Europe and certain other international markets. We expect FDA approval of this product during the second half of 2008.

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
In June 2007, we acquired the cryoablation surgical device business of CryoCath. The assets acquired include the SurgiFrost, FrostByte and SurgiFrost XL family of products for which we served as CryoCath’s exclusive agent in the United States and distributor in certain international markets. Under the acquisition agreements, we paid CryoCath $22.0 million upon closing of the transaction (reduced by $0.9 million subsequent to closing), and will pay CryoCath $2.0 million upon the achievement of certain manufacturing transition milestones, $2.0 million two years after closing and up to $4.0 million in contingent payments based on future sales of Surgifrost XL, an FDA cleared and CE Marked product designed to enable less-evasive ablations. Surgifrost XL was developed to enable a minimally-invasive beating heart solution for the treatment of cardiac arrhythmias, including atrial fibrillation without concomitant cardiac surgery. This technology enables us to leverage our current operating infrastructure and allows us to better address the rapidly growing $1.5 billion cardiac arrhythmia market. The transaction was financed with part of the proceeds of an $8.6 million senior secured term loan from SVB Silicon Valley Bank and the private placement of 9,800,000 shares of our common stock at a purchase price of $1.65 per share to Alta, a life sciences venture capital firm. Alta also received a warrant to purchase 1,960,000 shares of our common stock at $1.65 per share.
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

Results of Operations
The following table provides the dollar and percentage change in the Statements of Operations for the three and six month periods ended June 28, 2008 and June 30, 2007.

	Three months ended June 28 (30)				Six months ended June 28 (30)
			Increase (Decrease)				Increase (Decrease)
(in thousands)	2008	2007	$	%	2008	2007	$	%

Net sales	$16,900	$12,417	$4,483	36.1%	$31,745	$23,213	$8,532	36.8%
Cost of goods sold	6,610	5,545	1,065	19.2%	12,507	10,098	2,409	23.9%

Gross profit	10,290	6,872	3,418	49.7%	19,238	13,115	6,123	46.7%

Operating expenses:
Sales and marketing	7,147	6,115	1,032	16.9%	13,634	12,038	1,596	13.3%
Research and development	2,302	1,901	401	21.1%	4,508	3,558	950	26.7%
Acquired in-process R & D	—	3,500	(3,500)	(100.0)%	—	3,500	(3,500)	(100.0)%
General and administrative	2,764	2,491	273	11.0%	5,768	5,107	661	12.9%
Amortization of intangibles	890	414	476	115.0%	1,781	829	952	114.8%
Impairment of intangibles	—	755	(755)	(100.0)%	—	755	(755)	(100.0)%

Total operating expenses	13,103	15,176	(2,073)	(13.7)%	25,691	25,787	(96)	(0.4)%

Operating loss	(2,813)	(8,304)	(5,491)	(66.1)%	(6,453)	(12,672)	(6,219)	(49.1)%

Net interest expense	(657)	(307)	350	114.0%	(1,276)	(752)	524	69.7%
Other income (expense), net	(1,040)	(105)	935	890.5%	878	(111)	989	891.0%

Net loss before income taxes	(4,510)	(8,716)	(4,206)	(48.3)%	(6,851)	(13,535)	(6,684)	(49.4)%
Income tax expense	(159)	(1)	158	NM	(229)	(2)	227	NM

Net loss	$(4,669)	$(8,717)	$(4,048)	(46.4)%	$(7,080)	$(13,537)	$(6,457)	(47.7)%

The following table presents the Statements of Operations as a percentage of net sales for the three and six month periods ended June 28, 2008 and June 30, 2007.

	Three months ended		Six months ended
	June 28 (30)		June 28 (30)
	2008	2007	2008	2007

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	39.1%	44.7%	39.4%	43.5%

Gross profit	60.9%	55.3%	60.6%	56.5%
Operating expenses:
Sales and marketing	42.3%	49.2%	42.9%	51.9%
Research and development	13.6%	15.3%	14.2%	15.3%
Acquired in-process R & D	0.0%	28.2%	0.0%	15.1%
General and administrative	16.4%	20.1%	18.2%	22.0%
Amortization of intangibles	5.3%	3.3%	5.6%	3.6%
Impairment of intangibles	0.0%	6.1%	0.0%	3.3%

Total operating expenses	77.5%	122.2%	80.9%	111.1%

Operating loss	(16.6)%	(66.9)%	(20.3)%	(54.6)%

Net interest income (expense)	(3.9)%	(2.5)%	(4.0)%	(3.2)%
Other income (expense), net	(6.2)%	(0.8)%	2.8%	(0.5)%

Net loss before income taxes	(26.7)%	(70.2)%	(21.6)%	(58.3)%
Income tax expense	(0.9)%	0.0%	(0.7)%	0.0%

Net loss	(27.6)%	(70.2)%	(22.3)%	(58.3)%

Net Sales. The following table provides the dollar and percentage change in net sales inside and outside the United States for the three and six month periods ended June 28, 2008 and June 30, 2007.

	Three months ended June 28 (30)				Six months ended June 28 (30)
			Increase				Increase
(in thousands)	2008	2007	$	%	2008	2007	$	%

United States	$6,598	$4,025	$2,573	63.9%	$12,427	$8,305	$4,122	49.6%

Outside United States	10,302	8,392	1,910	22.8%	19,318	14,908	4,410	29.6%

Total	$16,900	$12,417	$4,483	36.1%	$31,745	$23,213	$8,532	36.8%

The following table provides net sales inside and outside the United States as a percentage of total net sales for the three and six month periods ended June 28, 2008 and June 30, 2007.

	Three months ended		Six months ended
	June 28 (30)		June 28 (30)
	2008	2007	2008	2007

United States	39.0%	32.4%	39.1%	35.8%

Outside United States	61.0%	67.6%	60.9%	64.2%

Total	100.0%	100.0%	100.0%	100.0%

The following table provides net sales by product group for the three and six month periods ended June 28, 2008 and June 30, 2007.

	Three months ended June 28 (30)				Six months ended June 28 (30)
			Increase				Increase
(in thousands)	2008	2007	$	%	2008	2007	$	%

Heart valve therapy	$12,093	$10,780	$1,313	12.2%	$22,774	$19,771	$3,003	15.2%

Surgical arrhythmia	4,386	1,341	3,045	227.1%	8,234	2,819	5,415	192.1%

Surgical tools and accessories	421	296	125	42.2%	737	623	114	18.3%

Total	$16,900	$12,417	$4,483	36.1%	$31,745	$23,213	$8,532	36.8%

Heart valve therapy sales, our largest product group, consists of mechanical and tissue heart valves and heart valve repair products. Our mechanical heart valve products continue to be our primary product line and comprised approximately 65% of our worldwide sales for the first half of 2008, compared to 79% for the same period in 2007. U.S. mechanical heart valve sales revenue was flat for the second quarter of 2008 compared to the prior year second quarter, but declined approximately 8% for the six months ended June 28, 2008 from the same period in 2007, reflecting the continued decline in the overall mechanical heart valve market due to the encroachment of tissue valves. However, international mechanical heart valve sales for the three and six month periods ended June 28, 2008 increased approximately 10% and 20%, respectively, over the same periods in 2007, due primarily to the expansion of direct selling operations in three international markets during 2007. Worldwide heart valve therapy revenue has also increased due to sales growth of our repair ring products, which were introduced in mid-2006.
Net sales generated from surgical arrhythmia therapy products consist of cryotherapy products for the ablation of cardiac arrhythmias. Since our acquisition of the surgical cryoablation business of CryoCath in late June 2007, these sales have increased significantly as compared to previous periods due to a gross-up on certain sales for which we had served as an agent and received a commission prior to the acquisition and to the addition of direct sales to other CryoCath corporate customers. Net sales of these products for the three and six month periods ended June 30, 2007 are representative of our prior distribution and agency agreements with CryoCath.

Net sales have been favorably impacted by revenue derived from the acquisitions, new business initiatives and partnerships discussed above, primarily revenue from surgical cryotherapy products, annuloplasty repair rings and accessories and cardiac anastomosis assist devices. Approximately 35% of our worldwide revenue in the first half of 2008 was derived from products other than mechanical heart valves, up from approximately 21% in the first half of 2007.
Approximately 4.8 and 4.5 basis points of our percentage increases in net sales for the three and six month periods ended June 28, 2008, respectively, compared to the same periods in the prior year, are attributable to the rising foreign currency exchange rate environment against the U.S. dollar. Approximately 25% of our total sales in the first half of 2008 were invoiced in Euros or other local currencies in European markets where we sell our products direct to hospitals.
Cost of Goods Sold and Gross Profit. Our second quarter 2008 and six-month year-to-date 2008 gross profit percentages of net sales improved to 60.9% and 60.6%, respectively, from 55.3% and 56.5% for the same periods in the prior year.
Our 2008 gross profit, both in dollars and in percentage of net sales, has benefited from direct sales of surgical cryotherapy products resulting from our acquisition of the surgical cryoablation business of CryoCath in late June 2007. These sales include the gross-up on certain sales for which we had served as an agent and received a commission prior to the acquisition and the addition of direct sales to other CryoCath corporate customers. Our 2008 gross profit has also benefited from higher international average selling prices associated with our migration to more direct European markets, and to lower cost mechanical heart valves which since 2005 have been manufactured in our own facilities. The cost decrease is attributable primarily to higher manufacturing volumes connected with increased international mechanical heart valve demand.
Partially offsetting the improved 2008 gross profit percentages was shifts in the overall sales mix, particularly of our mechanical heart valve product sales, where lower U.S. mechanical heart valve unit sales volume has been coupled with higher international valve sales at lower average selling prices and gross margins than the United States. Our 2008 gross profit percentages were also negatively impacted by period costs related to 1) increases in our tissue expiration reserves, 2) manufacturing variances due to low tissue manufacturing volumes and 3) cryoablation manufacturing start-up costs. These period costs lowered our second quarter and six-month year-to-date 2008 gross profit as a percentage of net sales by approximately 2.4 and 0.2 percentage points compared to the prior year, respectively.
Sales and Marketing. In the United States, our sales and marketing costs for the three and six month periods ended June 28, 2008 increased approximately 16% and 10% over the same periods in the prior year, to $4.3 million and $8.3 million, respectively. The increase reflects the addition of costs for additional marketing personnel, higher marketing program costs and corporate bonus plan accruals. Field selling costs in the United States were unchanged in the first half of 2008 compared to the same period in the prior year, reflecting the 2007 turnover and reduction in field sales personnel offset by higher sales commissions in 2008.
Internationally, our sales and marketing costs for both the three and six month periods ended June 28, 2008 increased approximately 18% over the same periods in the prior year to $2.8 million and $5.3 million, respectively. These increases reflect our continued investment in international markets, including the establishment of a European support office in the second half of 2006 to support the expansion of our direct sales operations in Europe and the commencement of direct sales activities in Switzerland in the third quarter of 2007. Our higher 2008 second quarter and six-months year-to-date international sales and marketing costs were also attributable to rising Euro-to-U.S. dollar foreign exchange rates. More than 75% of our first half 2008 international sales and marketing costs were denominated in Euros.
Research and Development. Research and development (“R & D”) expenses for the three and six month periods ended June 28, 2008 increased 21% and 27% compared to the same period in the prior year to $2.3 million and $4.5 million, respectively. The increases in R & D reflect significantly higher clinical program and product approval costs for tissue valves. Also contributing to the higher R & D costs were development and start-up costs for surgical cryoablation manufacturing, corporate bonus plan accruals and increases in R & D personnel and programs.
Acquired In-Process R & D. In connection with our June 2007 acquisition of the surgical cryoablation business of CryoCath, we recorded a non-recurring in-process R & D (“IPR&D”) charge of $3.5 million in the second quarter of 2007. See Note 3 of “Notes to Consolidated Financial Statements” in this Form 10-Q for additional information regarding the CryoCath asset acquisition, including the purchase price and the allocation of the purchase price. The IPR&D relates to SurgiFrost XL, a product line in development to enable less invasive stand alone or sole therapy solutions to treat atrial fibrillation. We used the income approach to determine the fair value of IPR&D, applying a risk adjusted discount rate of 30% to the development project’s projected cash flows.

General and Administrative. General and administrative (“G & A”) expenses for the second quarter and six months ended June 28, 2008 increased $0.3 million and $0.7 million, respectively, over the same periods in 2007 to $2.8 million and $5.8 million, respectively.
Major cost increases in G & A expenses for the second quarter and six months year-to-date 2008 over the corresponding periods in 2007 were for legal fees (primarily related to the CarboMedics litigation) of $0.3 million and $1.1 million, respectively, and corporate bonus plan accruals of $0.2 million and $0.3 million, respectively. These cost increases were offset, in part, by $0.1 million and $0.5 million in employee severance costs and $0.1 and $0.2 million of business development expenses incurred in the prior year second quarter and six months year-to-date periods of 2007, respectively.
We recognized total stock compensation expense in the first half of 2008 of $0.8 million, of which $0.3 million was included in G & A expenses and $0.5 million was included in sales and marketing expenses. In the first half of 2007, we recognized total stock compensation expense of $0.6 million, of which $0.2 million was included in G & A expenses and $0.4 million was included in sales and marketing expenses.
Amortization of Intangibles. Amortization expense for the three and six month periods ended June 28, 2008 increased $0.5 million and $1.0 million over the same periods in the prior year to $0.9 million and $1.8 million, respectively. The increases are attributable to amortization of the definite-lived intangible assets acquired in our June 2007 purchase of the surgical cryoablation business of CryoCath. See Note 3 of “Notes to Consolidated Financial Statements” in this Form 10-Q for more information regarding the purchase of the surgical cryoablation business of CryoCath. Amortization expense for both 2008 and 2007 also includes amortization of our pyrolytic carbon technology license with CarboMedics as well as amortization of definite-lived intangible assets acquired in connection with our September 2006 acquisition of 3F. We estimate amortization expense for 2008 to total approximately $3.6 million.
Intangible Asset Impairment. We made licensing fee and development milestone payments to ErySave, a Swedish research firm, under an exclusive development and licensing agreement executed in 2004 for worldwide rights to ErySave’s PARSUS filtration technology for cardiac surgery procedures. In July 2007, we were informed that ErySave was in the process of declaring bankruptcy and could not continue development work. Accordingly, the $0.8 million ErySave license payments intangible asset was written off in the second quarter of 2007.
Net Interest Expense. Net interest expense for the three and six month periods ended June 28, 2008 increased $0.4 million and $0.5 million, respectively, over the comparable periods of the prior year. The increases are attributable to interest on the June 2007 $8.6 million Term Loan (“Term Loan”) with Silicon Valley Bank obtained in connection with the CryoCath asset acquisition. See “Liquidity and Capital Resources-Financing Activities” below for a detailed discussion of the Term Loan.
Net interest expense also includes interest on $22.4 million aggregate principal amount of 6% Convertible Senior Notes issued in 2005. Interest expense on these Notes was $0.5 million and $0.9 million in the second quarter and first half of both 2008 and 2007, respectively, and includes amortization of (1) financing costs, (2) the discount related to the implied value of common stock warrants sold with the Notes, and (3) the discounts related to the bifurcated Convertible Senior Notes derivatives. See Note 7 of “Notes to Consolidated Financial Statements” in this Form 10-Q for more information regarding the Notes.
Interest income during the first half of 2008 and 2007 was $0.1 million and $0.3 million, respectively, and was attributable to the investment of our cash balances.
Other Income (Expense). In our June 2007 private equity placement in connection with the acquisition of the surgical cryoablation business of CryoCath, we sold to Alta 9,800,000 shares of our common stock and a seven-year warrant to purchase up to 1,960,000 shares of common stock at an exercise price of $1.65 per share. The Company was required to treat the warrant as a liability pending approval of its shareholders at the Company’s 2008 annual meeting of shareholders (or any subsequent annual meeting) to issue shares of common stock to Alta upon exercise of the warrant. Accordingly, the fair value of the warrant was recorded as a liability on the date of issuance and marked-to-market at each quarter-end, resulting in changes in valuation credits to other income of $1.5 million for the first quarter of 2008 and $0.3 million for the second quarter of 2007. At the annual meeting of shareholders on May 8, 2008, we received shareholder approval to issue shares of common stock upon exercise of the warrant. Consequently, the liability was marked-to-market through the date of shareholder approval, resulting in a change in valuation charge to other expense of $1.3 million for the second quarter of 2008.

Other income for the three and six month periods ended June 28, 2008 and June 30, 2007 also included the following net foreign currency transaction gains:

	Three months ended		Six months ended
	June 28 (30)		June 28 (30)
(in thousands)	2008	2007	2008	2007

Net realized foreign currency transaction gain (loss)	$441	$124	$688	$70
Unrealized foreign currency gains (losses) related to short-term intercompany balances with foreign subsidiaries	(219)	31	(83)	60

Net foreign currency transaction gains	$222	$155	$605	$130

During the first six months of 2008 and 2007, we recorded non-operating other income totaling $0.03 million and $0.04 million, respectively, for the change in the Convertible Senior Notes derivative liability to fair value. See Note 7 of “Notes to Consolidated Financial Statements” in this Form 10-Q for more information regarding the Notes derivative liability and our accounting for the related derivative financial instruments under SFAS No.133, Accounting for Derivative Instruments and Hedging Activities.
Income Taxes. In the first half of 2008, we recognized $0.2 million of income tax expense related to 1) deferred income taxes connected with the deductibility of goodwill in the CryoCath asset acquisition for tax purposes, but not for book purposes, and the uncertainty of the timing of its reversal for book purposes and 2) current income taxes for our Austrian subsidiary. In future years, we will continue recognizing deferred income tax expense related to this goodwill over its tax life as long as there is no impairment of the goodwill’s recorded value.
Through 2007 we have accumulated approximately $152 million of net operating loss (“NOL”) carryforwards for U.S. tax purposes ($54 million related to 3F). We believe our ability to fully utilize the existing NOL carryforwards could be restricted on a portion of the NOL by changes in control that may have occurred or may occur in the future and by our ability to generate net income. We have initiated a formal study of whether, or to what extent, past changes in control of ATS impairs our NOL carryforwards. We have recorded no deferred tax asset related to our NOL carryforwards and other deferred items as we currently cannot determine that it is more likely than not that this asset will be realized and we, therefore, have provided a valuation allowance for the entire asset.
Net Loss. Our decrease in net loss in the second quarter and first six months of 2008 compared to the same periods in 2007 was due to higher sales, gross profit and non-operating other income and the absence of IPR&D in 2008, partially offset by higher operating expenses, all of which are described in detail above.
Liquidity and Capital Resources
Cash, cash equivalents, and short-term investments totaled $10.9 million and $14.7 million at June 28, 2008 and December 31, 2007, respectively.
Operating Activities. During the first half of 2008, we received cash payments from customers of approximately $30.1 million and made payments to employees and suppliers of approximately $34.1 million. During the first half of 2007, we received cash payments from customers of approximately $23.4 million and made payments to employees and suppliers of approximately $27.4 million. Over the last several years, we have incurred significant expenses to commercialize the ATS heart valve both in the United States and in many international markets, have invested in new products and technologies and have completed strategic acquisitions and business partnerships to diversify our product portfolio. As we build sales in future periods and our cost of inventories decrease, we believe our operating losses will decrease and we will move toward a cash flow breakeven on sales and eventually to profitability.
Investing Activities. We purchased leasehold improvements, property and equipment totaling $0.9 million and $0.3 million during the first half of 2008 and 2007, respectively. A significant portion of our capital spending in the first half of 2008 was related to the addition of a surgical cryoablation production clean room following our June 2007 acquisition of the surgical cryoablation business of CryoCath.

Our major investing activity since the beginning of 2007 was the acquisition of the assets of the surgical cryoablation business of CryoCath in June 2007. We paid $22 million at the closing (subsequently reduced by $0.9 million) and paid approximately $1.8 million in transaction costs. In June 2008, we paid to CryoCath $1.0 million of a $2.0 million contingent acquisition payment due upon the successful transition of manufacturing operations from CryoCath to us. The remaining $1.0 million manufacturing transition contingent payment is anticipated to be made during the third quarter of 2008. See Note 3 of “Notes to Consolidated Financial Statements” in this Form 10-Q for additional details regarding this acquisition.
Financing Activities. During the first half of 2008, we raised $3.4 million from the issuance of common stock, including $3.2 million received upon the June 26, 2008 exercise of warrants issued in connection with the June 2007 private placement discussed below. We received net proceeds of approximately $0.2 million during the first half 2008 from the issuance of common stock through exercises of stock options and purchases under our employee stock purchase plan.
During the first half of 2007, we raised $30.6 million, net of offering costs, through two private placement sales of common stock. The first, in March 2007, raised $15.3 million, net of offering costs, through the sale of 8,125,000 shares of our common stock at a price of $2.00 per share and warrants to purchase 3,250,000 shares of our common stock at an exercise price of $2.40 per share. The second, in June 2007, also raised $15.3 million, net of offering costs, through the sale of 9,800,000 shares of our common stock at a price of $1.65 per share and a seven-year warrant to purchase up to 1,960,000 shares of our common stock at an exercise price of $1.65 per share, as further described in Note 2 of Notes to Consolidated Financial Statements in this Form 10-Q. We also received net proceeds of $0.4 million during the first half 2007 from the issuance of common stock through exercises of stock options and purchases under our employee stock purchase plan.
On June 29, 2008, we entered into a Subordinated Credit Agreement with Ted Skokos, a member of our Board of Directors, for a two-year, $5 million Revolving Credit Facility. Advances under the Credit Facility will carry interest at 15% per annum payable quarterly. The Credit Facility also carries an annual commitment fee of 1% of the average unused Revolving Commitment Amount, payable annually. Our obligations to Mr. Skokos under the Credit Agreement are subordinate to (1) our obligations to the holders of the Company’s 6% Convertible Senior Notes due 2025 issued in October 2005 and (2) our obligations to Silicon Valley Bank. All assets are pledged as collateral on the Credit Facility.
In connection with the execution of the Credit Agreement, we issued to Mr. Skokos a warrant to purchase 245,098 shares of our common stock at $2.04 per share until June 29, 2015. On July 24, 2008, Mr. Skokos exercised this warrant in full and we received $0.5 million from the exercise. We are obligated to issue additional seven-year warrants to Mr. Skokos in the future based on the total amount of advances under the Credit Facility. The maximum number of additional shares issuable pursuant to warrants issued under the Credit Facility is 490,196 shares (not including the warrant issued upon execution of the Credit Agreement), which represents 20% of the maximum amount of advances under the $5 million Credit Facility divided by the $2.04 warrant exercise price.
Since 2004 we have maintained a Loan and Security Agreement with Silicon Valley Bank which established, among other things, a $2.5 million three-year term loan. In 2006, the Bank agreed to provide for additional advances of up to $1.5 million. We fully drew down both the $2.5 million term loan and the $1.5 million advance amount, which were being repaid over 36 and 60 month periods, respectively. Under the Loan Agreement, as amended, all ATS assets are pledged as collateral and we are subject to certain financial covenants.
In June 2007, we entered into an Amendment to the Loan Agreement whereby the Bank consented to (1) our purchase of the surgical cryoablation business from CryoCath and (2) certain agreements related to the acquisition of the CryoCath Assets. The June 2007 Amendment also provided for an $8.6 million Term Loan, which we used to repay the outstanding term loan and advances from the Bank under the Loan Agreement and to purchase the CryoCath Assets. Under the Term Loan, as amended, we were required to make monthly payments of interest only from July 2007 through March 2008, and we are required to make monthly payments of principal plus interest beginning April 2008 and continuing until June 2011. We have the right to prepay all, but not less than all, of the outstanding Term Loan at any time so long as no event of default has occurred. Interest on the Term Loan accrues at a fixed rate per annum of 9.5%, equal to 1.25% above the Prime Rate in effect as of the funding date of the Term Loan.

The June 2007 Amendment also made certain changes to the liquidity ratio covenant set forth in the Loan Agreement, as amended. The liquidity ratio was changed to require that we maintain, at all times, on a consolidated basis, a ratio of (1) the sum of (a) our unrestricted cash (and equivalents) on deposit with the Bank plus (b) 50% of the our accounts receivable arising form the sale or lease of goods, or provision of services, in the ordinary course of business, divided by (2) our indebtedness to the Bank for borrowed money, of equal to or greater than 1.4 to 1.0. On June 30, 2008, the Company entered into an Amendment to the Loan Agreement whereby, for the balance of 2008, the 1.4 to 1.0 required liquidity ratio was reduced to 1.1 to 1.0 for intra-quarter months only. The liquidity ratio remains at 1.4 to 1.0 for quarter-end months and will revert to 1.4 to 1.0 for all months beginning in 2009. As of June 28, 2008 and December 31, 2007, we were in compliance with all financial covenants set forth in the Loan Agreement, as amended.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 28, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
Abbey Litigation
On January 23, 2006, following execution of the Merger Agreement between the Company and 3F, 3F was informed of a summons and complaint dated January 19, 2006, which was filed in the U.S. District Court in the Southern District of New York by Arthur N. Abbey (“Abbey”) against 3F Partners Limited Partnership II (a major stockholder of 3F, “3F Partners II”), Theodore C. Skokos (the then chairman of the board and a stockholder of 3F), 3F Management II, LLC (the general partner of 3F Partners II), and 3F (collectively, the “Defendants”) (the “Abbey I Litigation”). The summons and complaint alleges that the Defendants committed fraud under federal securities laws, common law fraud and negligent misrepresentation in connection with the purchase by Abbey of certain securities of 3F Partners II. In particular, Abbey claims that the Defendants induced Abbey to invest $4 million in 3F Partners II, which, in turn, invested $6 million in certain preferred stock of 3F, by allegedly causing Abbey to believe, among other things, that such investment would be short-term. Pursuant to the complaint, Abbey is seeking rescission of his purchase of his limited partnership interest in 3F Partners II and return of the amount paid therefor (together with pre-and post-judgment interest), compensatory damages for the alleged lost principal of his investment (together with interest thereon and additional general, consequential and incidental damages), general damages for all alleged injuries resulting from the alleged fraud in an amount to be determined at trial and such other legal and equitable relief as the court may deem just and proper. Abbey did not purchase any securities directly from 3F and is not a stockholder of 3F. On March 23, 2006, 3F filed a motion to dismiss the complaint. On August 6, 2007, the Court granted 3F’s motion to dismiss the complaint based on plaintiff’s failure to state a claim upon which relief may be granted and ordered the Clerk of the Court to close the case. On August 30, 2007, Abbey filed a Notice of Appeal with the United States Court of Appeals for the Second Circuit seeking to reverse the District Court’s August 6, 2007 Order dismissing the case. The appeal was fully submitted on January 3, 2008. On June 20, 2008, Abbey requested oral argument for his appeal.
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
CarboMedics initially sought specific performance and claimed damages of approximately $20 million. The Company believes the complaint filed by CarboMedics is without merit, that CarboMedics has repudiated and breached the long-term supply agreement, and that the Company may have affirmative claims against CarboMedics. On February 16, 2007, the Company filed its answer and counterclaims to the complaint. On May 16, 2007, CarboMedics filed an amended complaint withdrawing its request for specific performance. CarboMedics has also revised its damages estimate to $12.5 million before accounting for attorney fees and costs. The Company and CarboMedics agreed to narrow the scope of the case, and on January 24, 2008, the Company’s counterclaims were dismissed pursuant to a joint stipulation. Both fact and expert discovery have been completed. Dispositive and expert motions have been argued and are pending before the court.
On May 30, 2008, the court entered a formal stay to permit the parties to pursue alternative dispute resolution. The stay is ongoing. In light of the stay, the status of previously-scheduled trial dates and pretrial deadlines is uncertain. If the Company is ultimately found to be in breach of the terms of the supply agreement with CarboMedics, it could be required to pay damages that would materially and adversely affect the Company’s financial condition.
ITEM 1A. Risk Factors
You should carefully consider the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which could have a material impact on our business, financial condition or results of operations.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
As previously disclosed in our Current Report on Form 8-K filed on July 2, 2008, on June 29, 2008, we entered into a Subordinated Credit Agreement (the “Credit Agreement”) with Theodore C. Skokos, a member of our Board of Directors, for a two-year, $5 million Revolving Credit Facility (the “Credit Facility”). In connection with the execution of the Credit Agreement, we issued to Mr. Skokos a warrant to purchase 245,098 shares of our common stock at $2.04 per share until June 29, 2015 (the “Warrant”). In addition, we are obligated to issue additional seven-year warrants to Mr. Skokos in the future based on the total amount of advances under the Credit Facility. If the aggregate unpaid principal amount of all advances (the “Total Outstanding Revolver Amount”) under the Credit Facility, after giving effect to the new advance, is greater than the amount of the highest Total Outstanding Revolver Amount at any time prior to the date of any such advance (the “Maximum Total Outstanding Revolver Amount”), then we shall issue a warrant to Mr. Skokos for a number of shares of common stock equal to 20% of (a) the difference between (1) such Total Outstanding Revolver Amount less (2) the Maximum Total Outstanding Revolver Amount, (b) divided by the warrant exercise price of $2.04 per share. The maximum number of additional shares issuable pursuant to warrants issued under the Credit Facility is 490,196 shares (not including the Warrant issued upon execution of the Credit Agreement), which represents 20% of the maximum amount of advances under the $5 million Credit Facility divided by the $2.04 warrant exercise price.
On July 24, 2008, Mr. Skokos exercised the Warrant in full by payment of the $500,000 exercise price in cash and was issued 245,098 shares of our common stock.
The issuance of the Warrant and the underlying shares of common stock were effected without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. Mr. Skokos has access to information about ATS, represented that he was an accredited investor able to bear the economic risk of loss of the investment, and represented that the Warrant and the shares were being acquired for investment purposes only and not with a view to any resale in connection with any distribution.

ITEM 4. Submission of Matters to a Vote of Security Holders
Our Annual Meeting of Shareholders was held on May 8, 2008, at which time the following proposals were approved:
1)	The election of six directors to our Board of Directors to hold office for the ensuing year and until their successors are elected and qualified;
2)	An amendment to our Second Restated Articles of Incorporation to increase the number of shares of our common stock authorized for issuance by 50,000,000 shares;
3)	Approval of the removal of certain share issuance limitations required by NASDAQ Marketplace Rule 4350(i)(1)(C) to be included in our common stock warrants issued in June 2007;
4)	An amendment to the 2000 Stock Incentive Plan to increase the number of shares of common stock of the Company available for awards granted under the Plan by 4,000,000 shares; and
5)	The ratification of the selection of Grant Thornton LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2008.
Proxies for the Company were solicited pursuant to Section 14(a) of the Exchange Act, and there was no solicitation in opposition to management’s solicitations. All nominees for directors as listed in the proxy statement were elected. The voting results were as follows:

					Broker
	For	Withhold	Against	Abstain	Non-Votes
Election of Directors:
Michael D. Dale	47,829,809	1,261,412	—	—	—
Steven M. Anderson	46,716,700	2,374,521	—	—	—
Robert E. Munzenrider	46,711,548	2,379,673	—	—	—
Guy P. Nohra	47,884,625	1,206,596	—	—	—
Eric W. Sivertson	46,710,100	2,381,121	—	—	—
Theodore C. Skokos	47,873,125	1,218,096	—	—	—

Amendment to Second Restated Articles of Incorporation to increase the number of authorized shares of common stock	40,795,038	—	8,000,158	296,026	—

Approval of the removal of share issuance limitations included in warrants issued June 2007	29,178,258	—	793,038	140,681	18,979,245

Amendment to 2000 Stock Incentive Plan	21,539,682	—	8,399,077	173,217	18,979,245

Ratification of Grant Thornton LLP	48,709,287	—	277,218	104,716	—
ITEM 6. Exhibits

2.1***	Agreement and Plan of Merger, dated as of January 23, 2006, by and among ATS Medical, Inc., Seabiscuit Acquisition Corp.; 3F Therapeutics, Inc.; and Boyd D. Cox, as Stockholder Representative (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 26, 2006).

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of June 13, 2006, by and among ATS Medical, Inc., Seabiscuit Acquisition Corp., 3F Therapeutics, Inc. and Boyd D. Cox, as stockholder representative (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 19, 2006).

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated as of August 10, 2006, by and among the Company, Seabiscuit Acquisition Corp., 3F Therapeutics, Inc. and Boyd D. Cox, as stockholder representative (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 15, 2006).

2.4	Escrow Agreement, effective as of September 29, 2006, by and among the Company, Boyd D. Cox, as stockholder representative and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 2.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

2.5***	Option and Asset Purchase Agreement, dated as of May 31, 2005, by and among ATS Medical, Inc., em Vascular, Inc., Keith L. March, M.D., John Havek, Walter L. Sembrowich and James E. Shapland II (Incorporated by reference to Exhibit 2.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

2.6	Letter Amendment, dated as of November 29, 2006, to the Option and Asset Purchase Agreement, dated as of May 31, 2005, by and among ATS Medical, Inc., em Vascular, Inc., Keith L. March, M.D., John Havek, Walter L. Sembrowich and James E. Shapland II, (Incorporated by reference to Exhibit 2.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

2.7***	Asset Purchase Agreement dated June 18, 2007 by and between ATS Medical, Inc. and CryoCath Technologies Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 25, 2007).

3.1	Third Restated Articles of Incorporation of ATS Medical, Inc.

3.2	Bylaws of the Company, as amended February 13, 2007 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 20, 2007).

4.1	Specimen certificate for shares of common stock of the Company (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (the “1997 Form 10-K”)).

4.2	Warrant, dated June 29, 2008, issued to Theodore C. Skokos (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 2, 2008).

10.1	ATS Medical, Inc. 2000 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2008).

10.2	Amendment No. 3 dated April 30, 2008, to Original Lease Agreement dated April 29, 2000, by and between the Company and St. Paul Properties, Inc.

10.3	2008 ATS Medical Management Incentive Compensation Plan.

10.4	Subordinated Credit Agreement, dated June 29, 2008, by and between ATS Medical, Inc. and Theodore C. Skokos (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2008).

10.5	Amendment, dated June 30, 2008, to the Loan and Security Agreement between Silicon Valley Bank and the Company dated July 28, 2004 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 2, 2008).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act, as amended (Section 302 Certification).

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act, as amended (Section 302 Certification).

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

***	Exhibits and Schedules to the acquisition agreement have been omitted but will be provided supplementally to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2008	ATS MEDICAL, INC.
	By:	/s/ Michael D. Dale
Michael D. Dale
Chief Executive Officer (Duly Authorized Officer)

	By:	/s/ Michael R. Kramer
Michael R. Kramer
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

2.1***	Agreement and Plan of Merger, dated as of January 23, 2006, by and among ATS Medical, Inc., Seabiscuit Acquisition Corp.; 3F Therapeutics, Inc.; and Boyd D. Cox, as Stockholder Representative (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 26, 2006).

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of June 13, 2006, by and among ATS Medical, Inc., Seabiscuit Acquisition Corp., 3F Therapeutics, Inc. and Boyd D. Cox, as stockholder representative (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 19, 2006).

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated as of August 10, 2006, by and among the Company, Seabiscuit Acquisition Corp., 3F Therapeutics, Inc. and Boyd D. Cox, as stockholder representative (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 15, 2006).

2.4	Escrow Agreement, effective as of September 29, 2006, by and among the Company, Boyd D. Cox, as stockholder representative and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 2.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

2.5***	Option and Asset Purchase Agreement, dated as of May 31, 2005, by and among ATS Medical, Inc., em Vascular, Inc., Keith L. March, M.D., John Havek, Walter L. Sembrowich and James E. Shapland II (Incorporated by reference to Exhibit 2.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

2.6	Letter Amendment, dated as of November 29, 2006, to the Option and Asset Purchase Agreement, dated as of May 31, 2005, by and among ATS Medical, Inc., em Vascular, Inc., Keith L. March, M.D., John Havek, Walter L. Sembrowich and James E. Shapland II, (Incorporated by reference to Exhibit 2.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

2.7***	Asset Purchase Agreement dated June 18, 2007 by and between ATS Medical, Inc. and CryoCath Technologies Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 25, 2007).

3.1	Third Restated Articles of Incorporation of ATS Medical, Inc.

3.2	Bylaws of the Company, as amended February 13, 2007 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 20, 2007).

4.1	Specimen certificate for shares of common stock of the Company (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (the “1997 Form 10-K”)).

4.2	Warrant, dated June 29, 2008, issued to Theodore C. Skokos (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 2, 2008).

10.1	ATS Medical, Inc. 2000 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2008).

10.2	Amendment No. 3 dated April 30, 2008, to Original Lease Agreement dated April 29, 2000, by and between the Company and St. Paul Properties, Inc.

10.3	2008 ATS Medical Management Incentive Compensation Plan.

10.4	Subordinated Credit Agreement, dated June 29, 2008, by and between ATS Medical, Inc. and Theodore C. Skokos (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2008).

Exhibit
Number	Description

10.5	Amendment, dated June 30, 2008, to the Loan and Security Agreement between Silicon Valley Bank and the Company dated July 28, 2004 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 2, 2008).

31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act, as amended (Section 302 Certification)

31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act, as amended (Section 302 Certification)

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification)

***	Certain Exhibits and Schedules have been omitted but will be provided supplementally to the Securities and Exchange Commission upon request.