Form 10-Q
period 2008-09-27
ATS MEDICAL INC
filed 2008-11-06
CIK 824068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 27, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐      No  ☑
     The number of shares outstanding of each of the registrant’s classes of common stock as of October 31, 2008, was:

Common Stock, $.01 par value	62,485,828 shares

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
ATS Medical, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	September 27,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,512	$10,480
Short-term investments	—	4,189
Accounts receivable, net	11,839	11,186
Inventories	20,181	18,743
Prepaid expenses	932	1,143

Total current assets	40,464	45,741

Leasehold improvements, furniture and equipment, net	7,288	7,739
Goodwill	17,016	15,175
Other intangible assets	32,932	35,604
Other assets	1,436	1,638

Total assets	$99,136	$105,897

Liabilities and shareholders’ equity
Current liabilities:
Current maturities of bank notes payable	$2,646	$2,457
Accounts payable	4,977	4,794
Accrued compensation	2,703	2,361
Accrued distributor liabilities	349	791
Warrant liability	—	3,913
Payable to CryoCath Technologies, Inc.	1,866	—
Other accrued liabilities	1,678	1,209

Total current liabilities	14,219	15,525

Convertible senior notes payable, net of unamortized discounts and bifurcated derivatives of $4,898 and $4,964 at September 27, 2008 and December 31, 2007	17,502	17,436
Payable to CryoCath Technologies, Inc.	—	1,742
Bank notes payable	4,631	6,143
Deferred income taxes	239	95

Shareholders’ equity:
Common stock, $.01 par value:
Authorized shares - 150,000,000 at September 27, 2008 and 100,000,000 at December 31, 2007
Issued and outstanding shares- 62,407,864 at September 27, 2008 and 59,512,085 at December 31, 2007	624	595
Additional paid-in capital	205,106	196,108
Accumulated deficit	(143,403)	(132,577)
Accumulated other comprehensive income	218	830

Total shareholders’ equity	62,545	64,956

Total liabilities and shareholders’ equity	$99,136	$105,897

The accompanying notes are an integral part of the consolidated financial statements.

ATS Medical, Inc.
Consolidated Statements of Operations
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three months ended September 27 (30)		Nine months ended September 27 (30)
	2008	2007	2008	2007
Net sales	$16,044	$12,157	$47,789	$35,370
Cost of goods sold	6,570	5,313	19,077	15,411

Gross profit	9,474	6,844	28,712	19,959

Operating expenses:
Sales and marketing	7,059	5,576	20,693	17,614
Research and development	1,843	1,815	6,351	5,373
Acquired in-process research and development	—	—	—	3,500
General and administrative	2,431	2,211	8,199	7,318
Amortization of intangibles	891	802	2,672	1,631
Intangible asset impairment	—	—	—	755

Total operating expenses	12,224	10,404	37,915	36,191

Operating loss	(2,750)	(3,560)	(9,203)	(16,232)

Net interest expense	(700)	(515)	(1,976)	(1,267)
Other income (expense), net	(241)	766	637	655

Net loss before income taxes	(3,691)	(3,309)	(10,542)	(16,844)
Income tax expense	(55)	(1)	(284)	(3)

Net loss	$(3,746)	$(3,310)	$(10,826)	$(16,847)

Net loss per share:
Basic and diluted	$(0.06)	$(0.06)	$(0.18)	$(0.33)

Weighted average number of shares outstanding:
Basic and diluted	62,300	59,224	60,691	50,290

The accompanying notes are an integral part of the consolidated financial statements.

ATS Medical, Inc.
Consolidated Statements of Cash Flow
(Unaudited)
(In Thousands)

	Nine months ended September 27 (30)
	2008	2007
Operating activities:
Net loss	$(10,826)	$(16,847)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,331	3,174
Stock compensation expense	1,184	1,175
Acquired in-process research and development	—	3,500
Impairment of intangibles	—	755
Deferred income taxes	144	—
Non-cash interest expense	499	385
Change in value of warrant liability and convertible senior notes derivatives	(286)	(208)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(652)	1,093
Inventories	(1,436)	1,049
Prepaid expenses	211	91
Accounts payable and accrued expenses	710	(1,635)

Net cash used in operating activities	(6,121)	(7,468)

Investing activities:
Payments for business acquisitions	(2,000)	(21,074)
Business acquisition costs	—	(1,807)
Purchases of short-term investments	(938)	—
Maturities of short-term investments	5,127	6,034
Payments for technology and distribution licenses	—	(202)
Purchases of leasehold improvements, furniture and equipment	(1,208)	(617)
Other	—	(36)

Net cash provided by (used in) investing activities	981	(17,702)

Financing activities:
Advances on bank notes payable	—	8,600
Repayments on bank notes payable	(1,323)	(2,327)
Net proceeds from sales of common stock and warrants	4,002	31,210
Other	108	116

Net cash provided by financing activities	2,787	37,599

Effect of foreign exchange rate changes	(615)	(215)

Increase (decrease) in cash and cash equivalents	(2,968)	12,214
Cash and cash equivalents at beginning of period	10,480	4,612

Cash and cash equivalents at end of period	$7,512	$16,826

Significant non-cash transactions:
Transfer of warrant liability to additional paid-in capital	$3,670	$—
Issuance of common stock for acquisition of intangible assets	—	500
Assumption of liabilities in connection with asset acquisition	—	2,429
License agreement intangible asset tendered in asset acquisition	—	1,765
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
The Company utilizes a 52 week calendar year that ends on December 31. For interim periods, the Company utilizes a 13 week quarterly period that ends on the Saturday nearest the end of the calendar quarter. The three month periods ended September 27, 2008 and September 30, 2007 consisted of 91 and 92 calendar days, respectively. The nine month periods ended September 27, 2008 and September 30, 2007 consisted of 271 and 273 calendar days, respectively.
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
The following table summarizes the 2008 changes in stock options outstanding under the Company’s stock-based compensation plans:

					Weighted
	Stock Options Outstanding				Average Option
	Under the Plans		Non-Plan		Exercise Price
	ISO	Non-ISO	Options	Total	Per Share

Balance at December 31, 2007	669,875	299,000	1,696,950	2,665,825	$3.02
Options granted	125,900	—	—	125,900	1.57
Options exercised	(24,750)	—	(56,250)	(81,000)	0.94
Options canceled	(125,375)	—	(110,000)	(235,375)	4.28

Balance at September 27, 2008	645,650	299,000	1,530,700	2,475,350	$2.90

As of September 27, 2008, the aggregate intrinsic value of options outstanding was approximately $1.9 million and the aggregate intrinsic value of options exercisable was approximately $1.7 million.

The following table summarizes 2008 restricted stock unit (“RSU”) awards activity under the Company’s stock-based compensation plans:

		Weighted	Weighted
		Average	Average
	Number of	Award Date	Remaining
	Shares	Fair Value	Contractual Term

Unvested at December 31, 2007	2,037,538	$2.06	2.09 years
Awards granted	2,125,921	2.01	—
Awards vested	(490,307)	2.29	—
Awards forfeited	(204,263)	2.09	—

Unvested at September 27, 2008	3,468,889	$2.00	2.34 years

As of September 27, 2008, the aggregate intrinsic value of RSU awards outstanding was approximately $10.3 million.
The following table summarizes stock compensation expense recognized in the statements of operations for the three and nine month periods ended September 27, 2008 and September 30, 2007.

	Three months ended		Nine months ended
	September 27 (30)		September 27 (30)
(in thousands)	2008	2007	2008	2007

Stock compensation expense included in:
Sales and marketing expenses	$258	$314	$701	$687
General and administrative expenses	157	238	483	488

Total stock compensation expense	$415	$552	$1,184	$1,175

Stock compensation expense per share	$0.01	$0.01	$0.02	$0.02

Based on an analysis of the Company’s historical data, the Company applied average forfeiture rates during the nine month periods ended September 27, 2008 and September 30, 2007 of 10.79% and 8.91%, respectively, to stock options and RSUs outstanding in determining its stock compensation expense, which it believes are reasonable forfeiture estimates for these periods.
As of September 27, 2008, the Company had $0.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over a weighted average period of 4.3 years, and $4.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to RSU awards that will be recognized over a weighted average period of approximately 4.0 years.
The Company had a total of 9,915,713 shares of common stock reserved for stock option grants and RSU awards at September 27, 2008, of which 3,971,474 shares were available for future grants or awards under the Company’s stock-based compensation plans.
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

The Company was required to treat the warrant as a liability pending approval of its shareholders at the Company’s 2008 annual meeting of shareholders (or any subsequent annual meeting) to issue shares of common stock to Alta upon exercise of the warrant. Accordingly, the fair value of the warrant was recorded as a liability on the date of issuance and marked-to-market at each quarter-end. At the Company’s annual meeting of shareholders in May 2008, the Company received shareholder approval to issue shares of common stock upon exercise of the warrant. Consequently, the liability was marked-to-market through the date of shareholder approval, with the remaining warrant liability balance of $3.7 million credited to additional paid-in capital. The following table summarizes Alta warrant liability activity:

	Nine months ended
	September 27 (30)
(in thousands)	2008	2007

Warrant liability balance at beginning of period	$3,913	$—

Valuation of warrants upon issuance	—	3,261

Total losses (gains) included in other expense (income):
First quarter	(1,521)	—
Second quarter	1,278	279
Third quarter	—	(408)

Transfer to additional-paid-in-capital	(3,670)	—

Warrant liability balance at end of period	$—	$3,132

In June 2008, Alta exercised the warrant on all 1,960,000 shares of common stock. The Company received $3.2 million as a result of the exercise.
Note 3. Acquisitions
Acquisition of Assets from CryoCath Technologies, Inc.
In June 2007, the Company completed the acquisition of the cryoablation surgical device business of CryoCath Technologies, Inc. (“CryoCath”). Pursuant to the Asset Purchase Agreement between the Company and CryoCath, the Company paid CryoCath $22.0 million at closing and agreed to pay an additional $2.0 million 24 months after closing. The Company also agreed to pay up to an additional $6.0 million in contingent payments, $2.0 million of which is contingent on the successful transition of manufacturing from CryoCath to the Company and $4.0 million of which is contingent upon the Company reaching certain levels of sales in 2009 and 2010 of SurgiFrost® XL, a product line in development. The contingent payment due upon the successful transition of manufacturing operations from CryoCath to the Company was paid in June 2008 ($1.0 million) and August 2008 ($1.0 million). These payments were recorded as additional goodwill.
The Company and CryoCath also entered into 1) a License Agreement, which provides the Company with an exclusive, perpetual, royalty-free, worldwide license to use CryoCath’s intellectual property related to the cryoablation surgical device business, 2) a Manufacturing Agreement, pursuant to which CryoCath agreed to manufacture, assemble and supply products relating to the cryoablation surgical business to the Company for a period of up to one year, and 3) a Termination Agreement, which terminated the Distribution Agreement and Agent Agreement, each dated November 9, 2004, between the Company and CryoCath.
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

The purchase price was as follows (amounts in thousands):

Cash paid (includes $0.9 million post-closing purchase price reduction and $2.0 million manufacturing transition payments)	$23,074
License payments made under prior Distribution and Agent Agreements	1,765
Non-contingent cash payment to be made (discounted to present value using discount rate of 9.25%)	1,663
Acquisition-related costs	1,791

Total purchase price	$28,293

Purchase Price Allocation. The following table summarizes the purchase price allocation for the CryoCath asset acquisition (amounts in thousands):

Current assets	$951
Fixed assets	761
Definite-lived intangible assets subject to amortization	11,800
Goodwill	11,888
Acquired in-process research and development	3,500
Current liabilities	(607)

Total purchase price allocation	$28,293

The excess of the purchase price over the fair value of net tangible assets acquired was allocated to specific intangible asset categories and in-process research and development as follows:

		Weighted Average
	Amount	Amortization
(in thousands)	Assigned	Period
Definite-lived intangible assets:
Existing technology — core	$4,400	16 years
Existing technology — developed	5,600	5 years
Distributor relationships	1,500	12 years
Product trademarks	300	10 years

Total definite-lived intangible assets	$11,800	10 years

Goodwill	$11,888

Acquired in-process research and development	$3,500

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

For the three months ended September 27, 2008 and September 30, 2007, and the nine months ended September 27, 2008, the CryoCath acquisition was included in the Company’s consolidated results of operations; consequently, no pro forma financial information for this period is presented. For purposes of preparing the unaudited pro forma financial information for the nine months ended September 30, 2007, CryoCath’s surgical cryoablation business unaudited Statement of Sales and Direct Operating Expenses for the six-month period ended March 31, 2007 (allocated 50% to the three month period ended June 30, 2007) was combined with the Company’s consolidated unaudited Statement of Operations for the nine months ended September 30, 2007. All periods used in preparing the unaudited pro forma financial information represent the most recent financial information available for each entity. The CryoCath financial statements referenced above have been summarized in a format similar to the financial statements of the Company and translated to U.S. dollars in accordance with U.S. generally accepted accounting principles.

Nine months
ended
September 30,
(in thousands, except per share data)	2007
Net sales	$39,734

Net loss	$(13,077)

Net loss per share — basic and diluted	$(0.23)

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
Note 4. Inventories
Inventories consist of the following, stated at the lower of cost (first-in, first-out basis) or market:

	September 27,	December 31,
(in thousands)	2008	2007
Raw materials	$4,424	$3,655
Work-in-process	4,927	2,920
Finished goods	10,830	12,168

	$20,181	$18,743

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

Note 6. Intangible Assets
Indefinite-lived Intangibles and Impairment Policy
Indefinite-lived intangible assets include goodwill and technology licenses and agreements, all of which are carried at cost. The Company applies SFAS No. 142, Goodwill and Other Intangible Assets, to its intangible assets, which prohibits the amortization of intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. Management reviews indefinite-lived intangible assets for impairment annually as of the last day of the second quarter, or more frequently if a change in circumstances or occurrence of events suggests the remaining value may not be recoverable. The test for impairment requires management to make estimates about fair-value which are based either on the expected undiscounted future cash flows or on other measures of value such as the market capitalization of the Company. If the carrying amount of the assets is greater than the measures of fair value, impairment is considered to have occurred and a write-down of the asset is recorded. Management completed its annual impairment testing as of the end of the second quarter of 2008 and determined that the Company’s intangible assets were not impaired.
Intangible Asset Impairment
The Company made licensing fee and development milestone payments to ErySave AB (“ErySave”), a Swedish research firm, under an exclusive development and licensing agreement executed in 2004 for worldwide rights to ErySave’s PARSUS filtration technology for cardiac surgery procedures. In July 2007, the Company was informed that ErySave was in the process of declaring bankruptcy and could not continue development work. Accordingly, the $0.8 million ErySave license payments intangible asset was written off in the second quarter of 2007.
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
The total value of the Warrants on the date of issuance was recorded as a discount on the Notes. In addition, the Company has bifurcated embedded derivatives from the Notes under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related Emerging Issues Task Force interpretations and SEC rules. The Company recorded a derivative liability on the date of issuance of the Notes, with an offsetting discount on the Notes. The derivative liability includes certain time-based provisions of the Notes which will expire over time, the latest in 2011. The total discount on the Notes is being amortized to interest expense over the 20 year life of the Notes, using the effective interest method. Interest expense attributable to discount amortization totaled $0.1 million for each of the nine-month periods ended September 27, 2008 and September 30, 2007.
The derivative liability is adjusted to fair value on a quarterly basis, resulting in change in valuation credits to other income of $0.01 million and $0.04 million for the three month periods ended September 27, 2008 and September 30, 2007, respectively, and $0.04 million and $0.08 million for the nine month periods ended September 27, 2008 and September 30, 2007, respectively. The liability balance was $0.10 million at September 27, 2008. The derivative liability is presented in the balance sheet within the same line as the Convertible Senior Notes payable.

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
Under the Term Loan, as amended, the Company made monthly payments of interest only from July 2007 until March 2008, and began making 39 monthly payments of principal plus interest effective April 1, 2008 and continuing on the first day of each successive month until June 1, 2011. The Company also has the right to prepay all, but not less than all, of the outstanding Term Loan at any time so long as no event of default has occurred. Interest on the Term Loan accrues at a fixed rate per annum of 9.5%, equal to 1.25% above the Prime Rate in effect as of the funding date of the Term Loan.
The June 2007 Amendment also made certain changes to the liquidity ratio covenant set forth in the Loan Agreement, as amended. The liquidity ratio was changed to require that the Company maintain, at all times, on a consolidated basis, a ratio of (a) the sum of 1) unrestricted cash (and equivalents) of the Company on deposit with the Bank plus 2) 50% of the Company’s accounts receivable arising form the sale or lease of goods, or provision of services, in the ordinary course of business, divided by (b) the indebtedness of the Company to the Bank for borrowed money, of equal to or greater than 1.4 to 1.0. On June 30, 2008, the Company entered into an Amendment to the Loan Agreement whereby, for the balance of 2008, the 1.4 to 1.0 required liquidity ratio was reduced to 1.1 to 1.0 for intra-quarter months only. The liquidity ratio remains at 1.4 to 1.0 for quarter-end months and will revert to 1.4 to 1.0 for all months beginning in 2009. As of September 27, 2008 and December 31, 2007, the Company was in compliance with the financial covenants as set forth in the Loan Agreement, as amended.
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
Note 8. Income Taxes
For the nine months ended September 27, 2008, the Company recognized $0.3 million of income tax expense related to 1) deferred income taxes connected with the deductibility of goodwill from the CryoCath acquisition for tax purposes, but not for book purposes, and the uncertainty of the timing of its reversal for book purposes and 2) current income taxes for its Austrian subsidiary. In future years, the Company will continue recognizing deferred income tax expense related to the CryoCath goodwill over its tax life as long as there is no impairment of the goodwill’s recorded value.
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
11. Litigation
Abbey Litigation
On January 23, 2006, following execution of the Merger Agreement between the Company and 3F Therapeutics, Inc. (“3F”), 3F was informed of a summons and complaint dated January 19, 2006, which was filed in the U.S. District Court in the Southern District of New York by Arthur N. Abbey (“Abbey”) against 3F Partners Limited Partnership II (a major stockholder of 3F, “3F Partners II”), Theodore C. Skokos (the then chairman of the board and a stockholder of 3F), 3F Management II, LLC (the general partner of 3F Partners II), and 3F (collectively, the “Defendants”) (the “Abbey I Litigation”). The summons and complaint alleges that the Defendants committed fraud under federal securities laws, common law fraud and negligent misrepresentation in connection with the purchase by Abbey of certain securities of 3F Partners II. In particular, Abbey claims that the Defendants induced Abbey to invest $4 million in 3F Partners II, which, in turn, invested $6 million in certain preferred stock of 3F, by allegedly causing Abbey to believe, among other things, that such investment would be short-term. Pursuant to the complaint, Abbey is seeking rescission of his purchase of his limited partnership interest in 3F Partners II and return of the amount paid therefor (together with pre-and post-judgment interest), compensatory damages for the alleged lost principal of his investment (together with interest thereon and additional general, consequential and incidental damages), general damages for all alleged injuries resulting from the alleged fraud in an amount to be determined at trial and such other legal and equitable relief as the court may deem just and proper. Abbey did not purchase any securities directly from 3F and is not a stockholder of 3F. On March 23, 2006, 3F filed a motion to dismiss the complaint. On August 6, 2007, the Court granted 3F’s motion to dismiss the complaint based on plaintiff’s failure to state a claim upon which relief may be granted and ordered the Clerk of the Court to close the case. On August 30, 2007, Abbey filed a Notice of Appeal with the United States Court of Appeals for the Second Circuit seeking to reverse the District Court’s August 6, 2007 Order dismissing the case. The appeal was fully submitted on January 3, 2008. On June 20, 2008, Abbey requested oral argument for his appeal. On October 17, 2008 the Second Circuit scheduled oral argument for December 12, 2008.
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
3F has been notified by its director and officer insurance carrier that such carrier will defend and cover all defense costs as to 3F and Mr. Skokos in the Abbey I Litigation and Abbey II Litigation, subject to policy terms and full reservation of rights. In addition, under the merger agreement, 3F and the 3F stockholder representative have agreed that the Abbey I Litigation and Abbey II Litigation are matters for which express indemnification is provided. As a result, the escrow shares and milestone shares, if any, may be used by ATS to satisfy, in part, ATS’s set-off rights and indemnification claims for damages and losses incurred by 3F or ATS, and their directors, officers and affiliates, that are not otherwise covered by applicable insurance arising from the Abbey I Litigation and Abbey II Litigation. See Note 2 of “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, for a description of the escrow and milestone shares. The Company believes the Abbey I Litigation and Abbey II Litigation will not have a material impact on the Company’s financial position or operating results.

CarboMedics Litigation
On November 22, 2006, CarboMedics, Inc. (“CarboMedics,” f/k/a Sulzer CarboMedics) filed a complaint against ATS in the U.S. District Court in the District of Minnesota. The complaint alleges that the Company has breached certain contractual obligations, including an alleged obligation to purchase $22 million of mechanical heart valve carbon components under a long-term supply agreement with CarboMedics.
CarboMedics initially sought specific performance and claimed damages of approximately $20 million. The Company believes the complaint filed by CarboMedics is without merit, that CarboMedics has repudiated and breached the long-term supply agreement, and that the Company may have affirmative claims against CarboMedics. On February 16, 2007, the Company filed its answer and counterclaims to the complaint. On May 16, 2007, CarboMedics filed an amended complaint withdrawing its request for specific performance. CarboMedics has also revised its damages estimate to $12.5 million before accounting for attorney fees and costs. The Company and CarboMedics agreed to narrow the scope of the case, and on January 24, 2008, the Company’s counterclaims were dismissed pursuant to a joint stipulation. Both fact and expert discovery have been completed
On May 30, 2008, the court entered a formal stay to permit the parties to pursue alternative dispute resolution. The parties were unable to reach an agreement and the stay was lifted on September 17, 2008. On the same date, the court denied both parties’ dispositive motions. The parties will attend a settlement conference before the magistrate judge assigned to the case on November 5, 2008. The case has been set for a final pretrial conference on December 5, 2008. Trial is scheduled to commence on December 9, 2008, and is expected to last seven to fifteen days. If the Company is ultimately found to be in breach of the terms of the supply agreement with CarboMedics, it could be required to pay damages that would materially and adversely affect the Company’s financial condition.

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
In 1990, we licensed a patented and partially developed mechanical heart valve from CarboMedics. Under the terms of the license, we would complete the development of the valve and agreed to purchase carbon components from CarboMedics. As a result, ATS now holds an exclusive, royalty-free, worldwide license to an open pivot, bileaflet mechanical heart valve design owned by CarboMedics. In addition, we have an exclusive, worldwide right and license to use CarboMedics’ pyrolytic carbon technology to manufacture components for the ATS mechanical heart valve. We commenced selling the ATS mechanical heart valve in international markets in 1992. In late 2000, we received U.S. Food and Drug Administration (“FDA”) approval to sell the ATS Open Pivot® mechanical heart valve and commenced sales and marketing of our valve in the United States.
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
During 2005, we continued to develop our business outside the mechanical heart valve market. We entered into an exclusive development, supply and distribution agreement with Genesee BioMedical, Inc. (“GBI”), under which GBI will develop, supply and manufacture cardiac surgical products to include annuloplasty repair rings, c-rings and accessories, and we will have exclusive worldwide rights to market and sell such products. Our agreement with GBI has produced revenues for us since 2006. We also entered into a marketing services agreement with Regeneration Technologies, Inc. - Cardiovascular (“RTI-CV”). Under the terms of the agreement, RTI-CV appointed us as its exclusive marketing services representative to promote, market and solicit orders for RTI-CV’s processed cardiovascular allograft tissue from doctors, hospitals, clinics and patients throughout North America. However, the cardiovascular tissue processing business of RTI-CV was sold during 2006 and RTI-CV discontinued its cardiovascular tissue processing operations. As a result, our distribution agreement with RTI-CV terminated at the end of 2007.
In 2006, we completed the acquisition of all the voting and non-voting stock of 3F, a privately-held medical device company specializing in manufacturing tissue heart valves. The acquisition was consummated pursuant to an agreement and plan of merger, as amended (“the Merger Agreement”). Under the terms of the Merger Agreement, upon closing, we paid each 3F stockholder its pro-rata portion of an initial payment of 9,000,000 shares of our common stock, subject to certain adjustments. In addition to the initial closing payment, we are obligated to make additional contingent payments to 3F stockholders of up to 10 million shares of our common stock with shares issuable upon obtaining each of the CE mark and FDA approval of certain future key products on or prior to December 31, 2013. Milestone share payments may be accelerated upon completion of certain transactions involving these future key products. Our current first generation tissue valve, the ATS 3F® Aortic Bioprosthesis, has received the CE mark and is available for sale in Europe and certain other international markets. In the U.S., we received FDA approval of this product in October 2008.
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
In June 2007, we acquired the cryoablation surgical device business of CryoCath. The acquisition include the SurgiFrost, FrostByte and SurgiFrost XL family of products for which we served as CryoCath’s exclusive agent in the United States and distributor in certain international markets. Under the acquisition agreements, we paid CryoCath $22.0 million upon closing of the transaction (reduced by $0.9 million subsequent to closing), and agreed to pay CryoCath $2.0 million upon the achievement of certain manufacturing transition milestones, $2.0 million two years after closing and up to $4.0 million in contingent payments based on future sales of Surgifrost XL, an FDA cleared and CE Marked product designed to enable less-evasive ablations. Surgifrost XL was developed to enable a minimally-invasive beating heart solution for the treatment of cardiac arrhythmias, including atrial fibrillation without concomitant cardiac surgery. This technology enables us to leverage our current operating infrastructure and allows us to better address the rapidly growing $1.5 billion cardiac arrhythmia market. The transaction was financed with part of the proceeds of an $8.6 million senior secured term loan from SVB Silicon Valley Bank and the private placement of 9,800,000 shares of our common stock at a purchase price of $1.65 per share to Alta, a life sciences venture capital firm.
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
See Note 10 of “Notes to Consolidated Financial Statements” in Item 1 of this Form 10-Q for information on recently issued accounting pronouncements which will or could affect our accounting policies and estimates.

Results of Operations
The following table provides the dollar and percentage change in the Statements of Operations for the three and nine month periods ended September 27, 2008 and September 30, 2007.

	Three months ended September 27 (30)				Nine months ended September 27 (30)
			Increase (Decrease)				Increase (Decrease)
(in thousands)	2008	2007	$	%	2008	2007	$	%

Net sales	$16,044	$12,157	$3,887	32.0%	$47,789	$35,370	$12,419	35.1%
Cost of goods sold	6,570	5,313	1,257	23.7%	19,077	15,411	3,666	23.8%

Gross profit	9,474	6,844	2,630	38.4%	28,712	19,959	8,753	43.9%

Operating expenses:
Sales and marketing	7,059	5,576	1,483	26.6%	20,693	17,614	3,079	17.5%
Research and development	1,843	1,815	28	1.5%	6,351	5,373	978	18.2%
Acquired in-process R & D	—	—	—	0.0%	—	3,500	(3,500)	(100.0)%
General and administrative	2,431	2,211	220	10.0%	8,199	7,318	881	12.0%
Amortization of intangibles	891	802	89	11.1%	2,672	1,631	1,041	63.8%
Impairment of intangibles	—	—	—	0.0%	—	755	(755)	(100.0)%

Total operating expenses	12,224	10,404	1,820	17.5%	37,915	36,191	1,724	4.8%

Operating loss	(2,750)	(3,560)	(810)	(22.8)%	(9,203)	(16,232)	(7,029)	(43.3)%

Net interest expense	(700)	(515)	185	35.9%	(1,976)	(1,267)	709	56.0%
Other income (expense), net	(241)	766	(1,007)	(131.5)%	637	655	(18)	(2.7)%

Net loss before income taxes	(3,691)	(3,309)	382	11.5%	(10,542)	(16,844)	(6,302)	(37.4)%
Income tax expense	(55)	(1)	54	NM	(284)	(3)	281	NM

Net loss	$(3,746)	$(3,310)	$436	13.2%	$(10,826)	$(16,847)	$(6,021)	(35.7)%

The following table presents the Statements of Operations as a percentage of net sales for the three and nine month periods ended September 27, 2008 and September 30, 2007.

	Three months ended		Nine months ended
	September 27 (30)		September 27 (30)
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	40.9%	43.7%	39.9%	43.6%

Gross profit	59.1%	56.3%	60.1%	56.4%
Operating expenses:
Sales and marketing	44.0%	45.9%	43.3%	49.8%
Research and development	11.5%	14.9%	13.3%	15.2%
Acquired in-process R & D	0.0%	0.0%	0.0%	9.9%
General and administrative	15.2%	18.2%	17.2%	20.7%
Amortization of intangibles	5.6%	6.6%	5.6%	4.6%
Impairment of intangibles	0.0%	0.0%	0.0%	2.1%

Total operating expenses	76.2%	85.6%	79.3%	102.3%

Operating loss	(17.1)%	(29.3)%	(19.3)%	(45.9)%

Net interest income (expense)	(4.4)%	(4.2)%	(4.1)%	(3.6)%
Other income (expense), net	(1.5)%	6.3%	1.3%	1.9%

Net loss before income taxes	(23.0)%	(27.2)%	(22.1)%	(47.6)%
Income tax expense	(0.3)%	0.0%	(0.6)%	0.0%

Net loss	(23.3)%	(27.2)%	(22.7)%	(47.6)%

Net Sales. The following table provides the dollar and percentage change in net sales inside and outside the United States for the three and nine month periods ended September 27, 2008 and September 30, 2007.

	Three months ended September 27 (30)				Nine months ended September 27 (30)
			Increase				Increase
(in thousands)	2008	2007	$	%	2008	2007	$	%

United States	$5,847	$5,095	$752	14.8%	$18,274	$13,400	$4,874	36.4%

Outside United States	10,197	7,062	3,135	44.4%	29,515	21,970	7,545	34.3%

Total	$16,044	$12,157	$3,887	32.0%	$47,789	$35,370	$12,419	35.1%

The following table provides net sales inside and outside the United States as a percentage of total net sales for the three and nine month periods ended September 27, 2008 and September 30, 2007.

	Three months ended		Nine months ended
	September 27 (30)		September 27 (30)
	2008	2007	2008	2007

United States	36.4%	41.9%	38.2%	37.9%

Outside United States	63.6%	58.1%	61.8%	62.1%

Total	100.0%	100.0%	100.0%	100.0%

The following table provides net sales by product group for the three and nine month periods ended September 27, 2008 and September 30, 2007.

	Three months ended September 27 (30)				Nine months ended September 27 (30)
	Increase (Decrease)				Increase (Decrease)
(in thousands)	2008	2007	$	%	2008	2007	$	%

Heart valve therapy	$11,755	$8,453	$3,302	39.1%	$34,529	$28,224	$6,305	22.3%

Surgical arrhythmia	4,011	3,295	716	21.7%	12,245	6,114	6,131	100.3%

Surgical tools and accessories	278	409	(131)	(32.0)%	1,015	1,032	(17)	(1.6)%

Total	$16,044	$12,157	$3,887	32.0%	$47,789	$35,370	$12,419	35.1%

Heart valve therapy sales, our largest product group, consists of mechanical and tissue heart valves and heart valve repair products. Our mechanical heart valve products continue to be our primary product line and comprised approximately 65% of our worldwide total sales for the first nine months of 2008, compared to 74% for the same period in 2007. U.S. mechanical heart valve sales revenue increased 10% for the third quarter of 2008 compared to the prior year third quarter, but declined approximately 3% for the first nine months of 2008 compared to the same period in 2007, reflecting the continued decline in the overall mechanical heart valve market due to the encroachment of tissue valves. However, international mechanical heart valve sales for the third quarter and first nine months of 2008 increased approximately 43% and 27%, respectively, over the same periods in 2007, due to the expansion of direct selling operations in three European markets during 2007 and to stronger mechanical heart valve sales in Asian markets. Worldwide heart valve therapy revenue has also increased due to sales growth of our repair ring products, which were introduced in mid-2006.
Net sales generated from surgical arrhythmia therapy products consist of cryotherapy products for the ablation of cardiac arrhythmias. Since our acquisition of the surgical cryoablation business of CryoCath in late June 2007, these sales have increased significantly as compared to previous periods due to a gross-up on certain sales for which we had served as an agent and received a commission prior to the acquisition and to the addition of direct sales to other CryoCath corporate customers. Net sales of these products for the first and second quarters of 2007 are representative of our prior distribution and agency agreements with CryoCath.

Net sales have been favorably impacted by revenue derived from the acquisitions, new business initiatives and partnerships discussed above, primarily revenue from surgical cryotherapy products, annuloplasty repair rings and accessories and cardiac anastomosis assist devices. Approximately 35% of our worldwide revenue in the first nine months of 2008 was derived from products other than mechanical heart valves, up from approximately 26% in the first nine months of 2007.
Approximately 2.6 and 3.9 basis points of our percentage increases in net sales for the three and nine month periods ended September 27, 2008, respectively, compared to the same periods in the prior year, are attributable to higher average foreign currency exchange rates against the U.S. dollar. Approximately 24% of our total sales in the first nine months of 2008 were invoiced in Euros or other local currencies in European markets where we sell our products direct to hospitals.
Cost of Goods Sold and Gross Profit. Our third quarter 2008 and nine-month year-to-date 2008 gross profit percentages of net sales improved to 59.1% and 60.1%, respectively, from 56.3% and 56.4% for the same periods in the prior year.
Our third quarter and year-to-date 2008 gross profit has benefited from higher international average selling prices associated with our migration to more direct European markets, and to lower cost mechanical heart valves which since 2005 have been manufactured in our own facilities. The cost decrease is attributable primarily to higher manufacturing volumes connected with increased international mechanical heart valve demand. Our 2008 year-to-date gross profit, both in dollars and in percentage of net sales, has also benefited from direct sales of surgical cryotherapy products resulting from our acquisition of the surgical cryoablation business of CryoCath in late June 2007. These sales include the gross-up on certain sales for which we had served as an agent and received a commission prior to the acquisition and the addition of direct sales to other CryoCath corporate customers.
Partially offsetting the improved 2008 gross profit percentages were shifts in the overall sales mix, particularly of our mechanical heart valve product sales, where lower U.S. mechanical heart valve unit sales volume has been coupled with higher international valve sales at lower average selling prices and gross margins than the United States. Our 2008 gross profit percentages were also negatively impacted by period costs related to 1) increases in our tissue expiration reserves, 2) manufacturing variances due to low tissue manufacturing volumes and 3) cryoablation manufacturing start-up costs. These period costs lowered our third quarter and nine-month year-to-date 2008 gross profit as a percentage of net sales by approximately 1.9 and 0.7 percentage points compared to the prior year, respectively.
Sales and Marketing. In the United States, our sales and marketing costs for the three and nine month periods ended September 27, 2008 increased approximately 22% and 14% over the same periods in the prior year, to $4.3 million and $12.6 million, respectively. The increases reflect costs for additional marketing personnel, higher marketing program costs and corporate bonus plan accruals. Field selling costs in the United States were largely flat in the first nine months of 2008 compared to the same period in the prior year, reflecting the 2007 turnover and reduction in field sales personnel offset by higher sales commissions in 2008.
Internationally, our sales and marketing costs for the three and nine month periods ended September 27, 2008 increased approximately 35% and 24% over the same periods in the prior year to $2.7 million and $8.1 million, respectively. These increases reflect our continued investment in international markets, including the establishment of a European support office in the second half of 2006 to support the expansion of our direct sales operations in Europe and the commencement of direct sales activities in Switzerland in the third quarter of 2007. Our higher 2008 third quarter and nine-months year-to-date international sales and marketing costs were also attributable to rising Euro-to-U.S. dollar foreign exchange rates. More than 75% of our international sales and marketing costs for the first nine months of 2008 were denominated in Euros.
Research and Development. Research and development (“R & D”) expenses for the three and nine month periods ended September 27, 2008 increased less than 2% and 18% compared to the same periods in the prior year to $1.8 million and $6.4 million, respectively. The increases in R & D reflect significantly higher clinical program and product approval costs for tissue valves. Also contributing to the higher R & D costs were development and start-up costs for surgical cryoablation manufacturing, corporate bonus plan accruals and increases in R & D personnel and programs.
Acquired In-Process R & D. In connection with our June 2007 acquisition of the surgical cryoablation business of CryoCath, we recorded a non-recurring in-process R & D charge of $3.5 million in the second quarter of 2007. See Note 3 of “Notes to Consolidated Financial Statements” in this Form 10-Q for additional information regarding the CryoCath acquisition, including the purchase price and the allocation of the purchase price. The IPR&D relates to SurgiFrost XL, a product line in development to enable less invasive stand alone or sole therapy solutions to treat atrial fibrillation. We used the income approach to determine the fair value of IPR&D, applying a risk adjusted discount rate of 30% to the development project’s projected cash flows.
General and Administrative. General and administrative (“G & A”) expenses for the third quarter and nine months ended September 27, 2008 increased $0.2 million and $0.9 million, respectively, over the same periods in 2007 to $2.4 million and $8.2 million, respectively.
Major cost increases in G & A expenses for the third quarter of 2008 over the third quarter of 2007 were for legal fees (primarily related to the CarboMedics litigation) of $0.1 million and compensation and benefits costs of $0.3 million. These cost increases were offset, in part, by $0.1 million of lower stock compensation costs due to the accelerated vesting in the prior year of restricted stock units under contingent vesting provisions which were triggered or met and to $0.1 million of business development expenses incurred in the prior year third quarter.
Major cost increases in G & A expenses for the nine month year-to-date period in 2008 over the corresponding period in 2007 were for legal fees (primarily related to the CarboMedics litigation) of $1.1 million and compensation and benefits costs of $0.6 million. These cost increases were offset by $0.5 million in employee severance costs and $0.3 million of business development expenses incurred in the prior year nine month year-to-date periods of 2007, as well as to $0.3 million of lower consulting and outside services fees in 2008.
In the first nine months of both 2008 and 2007, we recognized total stock compensation expense of $1.2 million, of which $0.5 million was included in G & A expenses and $0.7 million was included in sales and marketing expenses.
Amortization of Intangibles. Amortization expense for the three and nine month periods ended September 27, 2008 increased $0.1 million and $1.0 million over the same periods in the prior year to $0.9 million and $2.7 million, respectively. The increases are attributable to amortization of the definite-lived intangible assets acquired in our June 2007 purchase of the surgical cryoablation business of CryoCath. See Note 3 of “Notes to Consolidated Financial Statements” in this Form 10-Q for more information regarding the purchase of the surgical cryoablation business of CryoCath. Amortization expense for both 2008 and 2007 also includes amortization of our pyrolytic carbon technology license with CarboMedics as well as amortization of definite-lived intangible assets acquired in connection with our September 2006 acquisition of 3F. We estimate amortization expense for 2008 to total approximately $3.6 million.
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
Net Interest Expense. Net interest expense for the three and nine month periods ended September 27, 2008 increased $0.2 million and $0.7 million, respectively, over the comparable periods of the prior year. The increases are attributable to interest on the June 2007 $8.6 million Term Loan (“Term Loan”) with Silicon Valley Bank obtained in connection with the CryoCath asset acquisition. See “Liquidity and Capital Resources-Financing Activities” below for a detailed discussion of the Term Loan.
Net interest expense also includes interest on $22.4 million aggregate principal amount of 6% Convertible Senior Notes issued in 2005. Interest expense on these Notes was $0.5 million and $1.4 million in the third quarter and first nine months of both 2008 and 2007, respectively, and includes amortization of (1) financing costs, (2) the discount related to the implied value of common stock warrants sold with the Notes, and (3) the discounts related to the bifurcated Convertible Senior Notes derivatives. See Note 7 of “Notes to Consolidated Financial Statements” in this Form 10-Q for more information regarding the Notes.
Interest income during the first nine months of 2008 and 2007 was $0.2 million and $0.5 million, respectively, and was attributable to the investment of our cash balances.
Other Income (Expense). In our June 2007 private equity placement in connection with the acquisition of the surgical cryoablation business of CryoCath, we sold to Alta 9,800,000 shares of our common stock and a seven-year warrant to purchase up to 1,960,000 shares of common stock at an exercise price of $1.65 per share. The Company was required to treat the warrant as a liability pending approval of its shareholders at the Company’s 2008 annual meeting of shareholders (or any subsequent annual meeting) to issue shares of common stock to Alta upon exercise of the warrant. Accordingly, the fair value of the warrant was recorded as a liability on the date of issuance and marked-to-market at each quarter-end, resulting in net change in valuation charges to other expense of $0.2 million for the first nine months of 2008 (none in the third quarter of 2008) and net change in valuation credits to other income of $0.4 million and $0.1 million for the third quarter and first nine months of 2007, respectively. At the annual meeting of shareholders on May 8, 2008, we received shareholder approval to issue shares of common stock upon exercise of the warrant. Consequently, the warrant liability was marked-to-market through the date of shareholder approval and the remaining liability was credited to additional paid-in capital.
Other income for the three and nine month periods ended September 27, 2008 and September 30, 2007 also included the following net foreign currency transaction gains:

	Three months ended		Nine months ended
	September 27 (30)		September 27 (30)
(in thousands)	2008	2007	2008	2007
Net realized foreign currency transaction gain (loss)	$86	$(17)	$774	$53
Unrealized foreign currency gain (loss) related to short-term intercompany balances with foreign subsidiaries	(340)	334	(423)	394

Net foreign currency transaction gain (loss)	$(254)	$317	$351	$447

During the first nine months of 2008 and 2007, we recorded non-operating other income totaling $0.04 million and $0.08 million, respectively, for the change in the Convertible Senior Notes derivative liability to fair value. See Note 7 of “Notes to Consolidated Financial Statements” in this Form 10-Q for more information regarding the Notes derivative liability and our accounting for the related derivative financial instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.
Income Taxes. In the first nine months of 2008, we recognized $0.3 million of income tax expense related to 1) deferred income taxes connected with the deductibility of goodwill from the CryoCath acquisition for tax purposes, but not for book purposes, and the uncertainty of the timing of its reversal for book purposes and 2) current income taxes for our Austrian subsidiary. In future years, we will continue recognizing deferred income tax expense related to this goodwill over its tax life as long as there is no impairment of the goodwill’s recorded value.
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
Net Loss. Our changes in net losses in the third quarter and first nine months of 2008 compared to the same periods in 2007 were due to higher sales and gross profit and the absence of IPR&D in 2008, partially offset by higher operating expenses and lower non-operating income, all of which are described in detail above.
Liquidity and Capital Resources
Cash, cash equivalents, and short-term investments totaled $7.5 million and $14.7 million at September 27, 2008 and December 31, 2007, respectively.
Operating Activities. During the first nine months of 2008, we received cash payments from customers of approximately $47.1 million and made payments to employees and suppliers of approximately $52.0 million. During the first nine months of 2007, we received cash payments from customers of approximately $36.5 million and made payments to employees and suppliers of approximately $43.3 million. Over the last several years, we have incurred significant expenses to commercialize the ATS heart valve both in the United States and in many international markets, have invested in new products and technologies and have completed strategic acquisitions and business partnerships to diversify our product portfolio. As we build sales in future periods and our cost of inventories decrease, we believe our operating losses will decrease and we will move toward a cash flow breakeven on sales and eventually to profitability.

Investing Activities. We purchased leasehold improvements, property and equipment totaling $1.2 million and $0.6 million during the first nine months of 2008 and 2007, respectively. A significant portion of our capital spending in the first nine months of 2008 was related to the addition of a surgical cryoablation production clean room at our Plymouth, Minnesota location following our June 2007 acquisition of the surgical cryoablation business of CryoCath.
Our major investing activity since the beginning of 2007 was the acquisition of the assets of the surgical cryoablation business of CryoCath in June 2007. We paid $22 million at the closing (subsequently reduced by $0.9 million) and paid approximately $1.8 million in transaction costs. In June and August 2008, we paid to CryoCath contingent acquisition payments totaling $2.0 million due upon the successful transition of manufacturing operations from CryoCath to us. See Note 3 of “Notes to Consolidated Financial Statements” in this Form 10-Q for additional details regarding this acquisition.
Financing Activities. During the first nine months of 2008, we raised $4.0 million from the issuance of common stock, including $3.2 million received upon the June 2008 exercise of a warrant on 1,960,000 shares of our common stock issued in connection with the June 2007 private placement discussed below. We received net proceeds of approximately $0.8 million during the first nine months of 2008 from other issuances of common stock, primarily through exercises of stock options and warrants as well as purchases under our employee stock purchase plan.
During the first nine months of 2007, we raised $30.6 million, net of offering costs, through two private placement sales of common stock. The first, in March 2007, raised $15.3 million, net of offering costs, through the sale of 8,125,000 shares of our common stock at a price of $2.00 per share and warrants to purchase 3,250,000 shares of our common stock at an exercise price of $2.40 per share. The second, in June 2007, also raised $15.3 million, net of offering costs, through the sale of 9,800,000 shares of our common stock at a price of $1.65 per share and a seven-year warrant to purchase up to 1,960,000 shares of our common stock at an exercise price of $1.65 per share, as further described in Note 2 of Notes to Consolidated Financial Statements in this Form 10-Q. We also received net proceeds of $0.6 million during the first nine months 2007 from the issuance of common stock through exercises of stock options and purchases under our employee stock purchase plan.
On June 29, 2008, we entered into a Subordinated Credit Agreement with Theodore C. Skokos, a member of our Board of Directors, for a two-year, $5 million Revolving Credit Facility. Advances under the Credit Facility will carry interest at 15% per annum payable quarterly. The Credit Facility also carries an annual commitment fee of 1% of the average unused Revolving Commitment Amount, payable annually. Our obligations to Mr. Skokos under the Credit Agreement are subordinate to (1) our obligations to the holders of the Company’s 6% Convertible Senior Notes due 2025 issued in October 2005 and (2) our obligations to Silicon Valley Bank. All assets are pledged as collateral on the Credit Facility.
In connection with the execution of the Credit Agreement, we issued to Mr. Skokos a warrant to purchase 245,098 shares of our common stock at $2.04 per share until June 29, 2015. In July 2008, Mr. Skokos exercised this warrant in full and we received $0.5 million from the exercise. We are obligated to issue additional seven-year warrants to Mr. Skokos in the future based on the total amount of advances under the Credit Facility. The maximum number of additional shares issuable pursuant to warrants issued under the Credit Facility is 490,196 shares (not including the warrant issued upon execution of the Credit Agreement), which represents 20% of the maximum amount of advances under the $5 million Credit Facility divided by the $2.04 warrant exercise price.
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
In June 2007, we entered into an Amendment to the Loan Agreement whereby the Bank consented to (1) our purchase of the surgical cryoablation business from CryoCath and (2) certain agreements related to the acquisition of the CryoCath Assets. The June 2007 Amendment also provided for an $8.6 million Term Loan, which we used to repay the outstanding term loan and advances from the Bank under the Loan Agreement and to purchase the CryoCath Assets. Under the Term Loan, as amended, we made monthly payments of interest only from July 2007 through March 2008, and we began making monthly payments of principal plus interest effective April 2008 and continuing until June 2011. We have the right to prepay all, but not less than all, of the outstanding Term Loan at any time so long as no event of default has occurred. Interest on the Term Loan accrues at a fixed rate per annum of 9.5%, equal to 1.25% above the Prime Rate in effect as of the funding date of the Term Loan.

The June 2007 Amendment also made certain changes to the liquidity ratio covenant set forth in the Loan Agreement, as amended. The liquidity ratio was changed to require that we maintain, at all times, on a consolidated basis, a ratio of (1) the sum of (a) our unrestricted cash (and equivalents) on deposit with the Bank plus (b) 50% of the our accounts receivable arising form the sale or lease of goods, or provision of services, in the ordinary course of business, divided by (2) our indebtedness to the Bank for borrowed money, of equal to or greater than 1.4 to 1.0. On June 30, 2008, the Company entered into an Amendment to the Loan Agreement whereby, for the balance of 2008, the 1.4 to 1.0 required liquidity ratio was reduced to 1.1 to 1.0 for intra-quarter months only. The liquidity ratio remains at 1.4 to 1.0 for quarter-end months and will revert to 1.4 to 1.0 for all months beginning in 2009. As of September 27, 2008 and December 31, 2007, we were in compliance with all financial covenants set forth in the Loan Agreement, as amended.
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
Cash Management
We estimate that operating costs will remain high in comparison to sales during 2008 and will require the use of cash to fund operations. Based upon the current forecast of sales and operating expenses, we anticipate having cash to fund our operations. However, we may need to raise additional cash in or after 2008 to provide operating plan leverage, to fund our strategic investments and accelerate the development platforms for our 3F tissue and/or surgical cryoablation technologies, or to opportunistically add accretive products to our distribution network. As identified in Part II, Item 1A of this Form 10-Q or in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, any adverse change that affects our revenue, access to the capital markets or future demand for our products will affect our long-term viability. Maintaining adequate levels of working capital depends in part upon the success of our products in the marketplace, the relative profitability of those products and our ability to control operating and capital expenses.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 27, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
Abbey Litigation
On January 23, 2006, following execution of the Merger Agreement between the Company and 3F, 3F was informed of a summons and complaint dated January 19, 2006, which was filed in the U.S. District Court in the Southern District of New York by Arthur N. Abbey (“Abbey”) against 3F Partners Limited Partnership II (a major stockholder of 3F, “3F Partners II”), Theodore C. Skokos (the then chairman of the board and a stockholder of 3F), 3F Management II, LLC (the general partner of 3F Partners II), and 3F (collectively, the “Defendants”) (the “Abbey I Litigation”). The summons and complaint alleges that the Defendants committed fraud under federal securities laws, common law fraud and negligent misrepresentation in connection with the purchase by Abbey of certain securities of 3F Partners II. In particular, Abbey claims that the Defendants induced Abbey to invest $4 million in 3F Partners II, which, in turn, invested $6 million in certain preferred stock of 3F, by allegedly causing Abbey to believe, among other things, that such investment would be short-term. Pursuant to the complaint, Abbey is seeking rescission of his purchase of his limited partnership interest in 3F Partners II and return of the amount paid therefor (together with pre-and post-judgment interest), compensatory damages for the alleged lost principal of his investment (together with interest thereon and additional general, consequential and incidental damages), general damages for all alleged injuries resulting from the alleged fraud in an amount to be determined at trial and such other legal and equitable relief as the court may deem just and proper. Abbey did not purchase any securities directly from 3F and is not a stockholder of 3F. On March 23, 2006, 3F filed a motion to dismiss the complaint. On August 6, 2007, the Court granted 3F’s motion to dismiss the complaint based on plaintiff’s failure to state a claim upon which relief may be granted and ordered the Clerk of the Court to close the case. On August 30, 2007, Abbey filed a Notice of Appeal with the United States Court of Appeals for the Second Circuit seeking to reverse the District Court’s August 6, 2007 Order dismissing the case. The appeal was fully submitted on January 3, 2008. On June 20, 2008, Abbey requested oral argument for his appeal. On October 17, 2008 the Second Circuit scheduled oral argument for December 12, 2008.
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
3F has been notified by its director and officer insurance carrier that such carrier will defend and cover all defense costs as to 3F and Mr. Skokos in the Abbey I Litigation and Abbey II Litigation, subject to policy terms and full reservation of rights. In addition, under the merger agreement, 3F and the 3F stockholder representative have agreed that the Abbey I Litigation and Abbey II Litigation are matters for which express indemnification is provided. As a result, the escrow shares and milestone shares, if any, may be used by ATS to satisfy, in part, ATS’s set-off rights and indemnification claims for damages and losses incurred by 3F or ATS, and their directors, officers and affiliates, that are not otherwise covered by applicable insurance arising from the Abbey I Litigation and Abbey II Litigation. See Note 2 of “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, for a description of the escrow and milestone shares. The Company believes the Abbey I Litigation and Abbey II Litigation will not have a material impact on the Company’s financial position or operating results.

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
On May 30, 2008, the court entered a formal stay to permit the parties to pursue alternative dispute resolution. The parties were unable to reach an agreement and the stay was lifted on September 17, 2008. On the same date, the court denied both parties’ dispositive motions. The parties will attend a settlement conference before the magistrate judge assigned to the case on November 5, 2008. The case has been set for a final pretrial conference on December 5, 2008. Trial is scheduled to commence on December 9, 2008, and is expected to last seven to fifteen days. If the Company is ultimately found to be in breach of the terms of the supply agreement with CarboMedics, it could be required to pay damages that would materially and adversely affect the Company’s financial condition.
ITEM 1A. Risk Factors
You should carefully consider the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and the updated risk factors below, any of which could have a material impact on our business, financial condition or results of operations.
We have a history of regularly raising funds and incurring debt to fund net losses. If our current cash and investment balances are inadequate to carry us to profitability, we may need to raise equity or incur debt in the future. The current unprecedented volatility in the worldwide credit and equity markets may have an impact on our ability to obtain future financing.
In recent years, we have completed several financings to fund acquisitions and our operations. If our future operations require greater cash than our current balances, we would again be required to raise equity or issue debt. Furthermore, there may be delays in obtaining necessary governmental approvals of our products or introducing products to market or other events that may cause actual cash requirements to exceed those for which we have budgeted. In such event, we would need additional financing.
We do not know what impact the current unprecedented volatility in worldwide credit and equity markets may have on our ability to obtain future financing. During September and October 2008, the world experienced unprecedented turmoil in equity and credit markets that has resulted in record-setting losses in the stock markets, dramatic decreases of liquidity in the credit markets, bank failures, hedge fund closures and massive market intervention by the United States and foreign governments. Because of the unprecedented nature of these market events, and because the markets remain highly-volatile today, we cannot predict what effect these events will have on our ability to obtain financing in the future. If we are unable to raise sufficient capital, it will have a material adverse effect on our financial condition and our ability to remain in business.
We are currently engaged in litigation with CarboMedics. The CarboMedics litigation or other litigation we may encounter could have a material adverse impact on our business.
In November 2006, CarboMedics filed a complaint against ATS alleging that we breached certain contractual obligations, including an alleged obligation to purchase $22 million of carbon components under a long-term supply agreement with CarboMedics. The complaint initially sought specific enforcement of the supply agreement, revocation of certain intellectual property rights purchased by ATS from CarboMedics, and monetary damages in excess of $75,000. In May 2007, CarboMedics withdrew its request for specific performance of the contract.

It has also revised its damages estimate to $12.5 million before accounting for attorney’s fees and costs. We believe that the complaint filed by CarboMedics is without merit. A trial date has been set for December 2008. If we are ultimately found to be in breach of the terms of our supply agreement with CarboMedics, we could be required to pay damages that would materially and adversely affect our financial condition.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
As previously disclosed, on June 29, 2008, we entered into a Subordinated Credit Agreement (the “Credit Agreement”) with Theodore C. Skokos, a member of our Board of Directors, for a two-year, $5 million Revolving Credit Facility. In connection with the execution of the Credit Agreement, we issued to Mr. Skokos a warrant to purchase 245,098 shares of our common stock at $2.04 per share until June 29, 2015 (the “Warrant”). On July 24, 2008, Mr. Skokos exercised the Warrant in full by payment of the $500,000 exercise price in cash and was issued 245,098 shares of our common stock. The issuance of the Warrant and the underlying shares of common stock were effected without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. Mr. Skokos has access to information about ATS, represented that he was an accredited investor able to bear the economic risk of loss of the investment, and represented that the Warrant and the shares were being acquired for investment purposes only and not with a view to any resale in connection with any distribution.
On July 2, 2008, we issued 22,692 shares of our common stock to Daniel O’Hara and O’Hara Associates as partial payment for executive search services. The issuance of the shares of common stock to Mr. O’Hara was effected without registration under the Securities Act, in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. Mr. O’Hara has access to information about ATS, represented that he was an accredited investor able to bear the economic risk of loss of the investment, and represented that the shares were being acquired for investment purposes only and not with a view to any resale in connection with any distribution.
ITEM 6. Exhibits
3.1	Third Restated Articles of Incorporation of ATS Medical, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2008).

3.2	Bylaws of the Company, as amended February 13, 2007 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 20, 2007).

4.1	Specimen certificate for shares of common stock of the Company (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

4.2	Warrant, dated June 29, 2008, issued to Theodore C. Skokos (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 2, 2008).

10.1	Subordinated Credit Agreement, dated June 29, 2008, by and between ATS Medical, Inc. and Theodore C. Skokos (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2008).

10.2	Amendment, dated June 30, 2008, to the Loan and Security Agreement between Silicon Valley Bank and the Company dated July 28, 2004 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 2, 2008).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act, as amended (Section 302 Certification).

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act, as amended (Section 302 Certification).

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2008	ATS MEDICAL, INC.
	By:	/s/ Michael D. Dale
Michael D. Dale
Chief Executive Officer (Duly Authorized Officer)

By:	/s/ Michael R. Kramer
Michael R. Kramer
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Third Restated Articles of Incorporation of ATS Medical, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2008).

3.2	Bylaws of the Company, as amended February 13, 2007 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 20, 2007).

4.1	Specimen certificate for shares of common stock of the Company (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

4.2	Warrant, dated June 29, 2008, issued to Theodore C. Skokos (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 2, 2008).

10.1	Subordinated Credit Agreement, dated June 29, 2008, by and between ATS Medical, Inc. and Theodore C. Skokos (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2008).

10.2	Amendment, dated June 30, 2008, to the Loan and Security Agreement between Silicon Valley Bank and the Company dated July 28, 2004 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 2, 2008).

31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act, as amended (Section 302 Certification)

31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act, as amended (Section 302 Certification)

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification)