Form 10-Q
period 2009-04-04
ATS MEDICAL INC
filed 2009-05-13
CIK 824068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 4, 2009
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
☑ Yes     ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes     ☐ No
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☑ No
     The number of shares outstanding of each of the registrant’s classes of common stock as of May 7, 2009, was:

Common Stock, $.01 par value	71,699,265 shares

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
ATS Medical, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	April 4,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,422	$20,895
Accounts receivable, net	15,095	14,532
Inventories, net	21,169	20,208
Prepaid expenses	1,796	958

Total current assets	55,482	56,593

Leasehold improvements, furniture and equipment, net	6,838	7,031
Goodwill	17,016	17,016
Other intangible assets	31,327	32,115
Other assets	1,956	2,226

Total assets	$112,619	$114,981

Liabilities and shareholders’ equity
Current liabilities:
Current maturities of bank notes payable	$2,646	$2,646
Accounts payable	4,203	4,054
Accrued compensation	2,593	3,537
Payable to CryoCath Technologies, Inc.	1,954	1,910
Payable to CarboMedics, Inc.	4,500	4,500
Other accrued liabilities	2,747	2,257

Total current liabilities	18,643	18,904

Convertible senior notes payable, net of unamortized discounts and bifurcated derivatives of $4,837 at April 4, 2009 and $4,867 at December 31, 2008	17,563	17,533
Bank notes payable	3,087	3,969

Shareholders’ equity:
Common stock, $.01 par value:
Authorized shares — 150,000,000 Issued and outstanding shares- 71,561,302 at April 4, 2009 and 71,077,458 at December 31, 2008	716	711
Additional paid-in capital	226,232	225,657
Accumulated deficit	(153,587)	(151,916)
Accumulated other comprehensive income (loss)	(35)	123

Total shareholders’ equity	73,326	74,575

Total liabilities and shareholders’ equity	$112,619	$114,981

The accompanying notes are an integral part of the consolidated financial statements.

ATS Medical, Inc.
Consolidated Statements of Operations
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Quarter ended
	April 4,	March 29,
	2009	2008
Net sales	$18,403	$14,845
Cost of goods sold	6,130	5,897

Gross profit	12,273	8,948

Operating expenses:
Sales and marketing	7,501	6,487
Research and development	2,044	2,206
General and administrative	2,476	3,004
Amortization of intangibles	788	891

Total operating expenses	12,809	12,588

Operating loss	(536)	(3,640)

Net interest expense	(719)	(619)
Other income (expense), net	(353)	1,918

Net loss before income taxes	(1,608)	(2,341)
Income tax expense	(63)	(70)

Net loss	($1,671)	($2,411)

Net loss per share:
Basic and diluted	($0.02)	($0.04)

Weighted average number of shares outstanding:
Basic and diluted	71,262	59,739

The accompanying notes are an integral part of the consolidated financial statements.

ATS Medical, Inc.
Consolidated Statements of Cash Flow
(Unaudited)
(In Thousands)

	Quarter ended
	April 4,	March 29,
	2009	2008
Operating activities:
Net loss	($1,671)	($2,411)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,254	1,496
Stock-based compensation expense	484	327
Deferred income taxes	61	48
Non-cash interest expense	216	155
Change in value of warrant liability and derivative liability bifurcated from convertible senior notes	(9)	(1,535)
Changes in operating assets and liabilities:
Accounts receivable	(699)	(288)
Inventories	(1,184)	(483)
Prepaid expenses	(873)	127
Accounts payable and accrued expenses	51	68

Net cash used in operating activities	(2,370)	(2,496)

Investing activities:
Purchases of short-term investments	—	(938)
Maturities of short-term investments	—	3,419
Purchases of leasehold improvements, furniture and equipment	(286)	(488)

Net cash provided by (used in) investing activities	(286)	1,993

Financing activities:
Payments on bank notes payable	(882)	—
Net proceeds from issuance of common stock	96	51
Other	37	29

Net cash provided by (used in) financing activities	(749)	80

Effect of foreign exchange rate changes on cash	(68)	161

Decrease in cash and cash equivalents	(3,473)	(262)
Cash and cash equivalents at beginning of period	20,895	10,480

Cash and cash equivalents at end of period	$17,422	$10,218

The accompanying notes are an integral part of the consolidated financial statements.

ATS Medical, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Basis of Presentation
The consolidated financial statements included in this Form 10-Q have been prepared by ATS Medical, Inc. (hereinafter the “Company” or “ATS”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and its subsidiaries, and all significant inter-company accounts and transactions are eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations. The year-end balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. These unaudited consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
These statements reflect, in management’s opinion, all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. The results of operations for any interim period may not be indicative of results for the full year.
The Company utilizes a 52 week calendar year that ends on December 31. For interim periods, the Company utilizes a 13 week quarterly period that ends on the Saturday nearest the end of the calendar quarter. The quarterly periods ended April 4, 2009 and March 29, 2008 consisted of 94 and 89 calendar days, respectively.
Note 2. Stock-Based Compensation and Equity Plans
Stock-Based Compensation
The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004), Share-Based Payment, which requires all share-based payments to be recognized in the income statement based on their fair values.
The following table summarizes stock compensation expense recognized in the statements of operations for the quarterly periods ended April 4, 2009 and March 29, 2008.

	Quarter ended
	April 4,	March 29,
(in thousands, except per share data)	2009	2008

Stock compensation expense included in:
Sales and marketing expenses	$271	$192
Research and development expenses	71	—
General and administrative expenses	142	135

Total stock compensation expense	$484	$327

Stock compensation expense per share	$0.01	$0.01

Based on an analysis of the Company’s historical data, the Company applied average forfeiture rates during the quarterly periods ended April 4, 2009 and March 29, 2008 of 9.56% and 10.79%, respectively, to stock options and restricted stock units (“RSUs”) outstanding in determining its stock compensation expense, which it believes are reasonable forfeiture estimates for these periods.
As of April 4, 2009, the Company had $0.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over a weighted average period of 3.9 years, and $6.4 million of total unrecognized compensation expense, net of estimated forfeitures, related to RSU awards that will be recognized over a weighted average period of approximately 4.0 years.

Equity Plans
The Company had a total of 9,313,633 shares of common stock reserved for stock option grants and RSU awards at April 4, 2009, of which 2,401,056 shares were available for future grants or awards under the Company’s stock-based compensation plans.
The following table summarizes the 2009 changes in stock options outstanding under the Company’s stock-based compensation plans:

					Weighted
	Stock Options Outstanding				Average Option
	Under the Plans		Non-Plan		Exercise Price
	ISO	Non-ISO	Options	Total	Per Share

Outstanding at December 31, 2008	642,650	299,000	1,493,200	2,434,850	$2.89
Options granted	—	—	—	—	—
Options exercised	—	—	—	—	—
Options canceled	(21,000)	—	—	(21,000)	3.08

Outstanding at April 4, 2009	621,650	299,000	1,493,200	2,413,850	$2.89

As of April 4, 2009, the aggregate intrinsic value of options outstanding was approximately $1.5 million and the aggregate intrinsic value of options exercisable was approximately $1.4 million.
The following table summarizes 2009 RSU award activity under the Company’s stock-based compensation plans:

			Weighted
		Weighted Average	Average
	Number of	Award Date	Remaining
	Shares	Fair Value	Contractual Term

Outstanding (unvested ) at December 31, 2008	3,391,743	$2.00	2.14 years
Awards granted	1,594,430	2.13
Awards vested	(454,721)	1.93
Awards forfeited	(32,725)	1.75

Outstanding (unvested) at April 4, 2009	4,498,727	$2.05	2.40 years

As of April 4, 2009, the aggregate intrinsic value of unvested RSU awards outstanding was approximately $11.8 million.
Note 3. Private Placements of Common Stock
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
In June 2007, the Company sold to Alta Partners VIII, L.P. (“Alta”) 9,800,000 shares of its common stock and a seven-year warrant to purchase up to 1,960,000 shares of common stock at an exercise price of $1.65 per share. The Company was required to treat the Alta warrant as a liability pending approval of its shareholders at the Company’s 2008 annual meeting of shareholders (or any subsequent annual meeting) to issue shares of common stock to Alta upon exercise of the warrant. Accordingly, the fair value of the warrant was recorded as a liability on the date of issuance and marked-to-market at each quarter-end, resulting in a change in valuation credit to other income of $1.5 million for the quarter ended March 29, 2008. At the Company’s annual meeting of shareholders in May 2008, the Company received shareholder approval to issue shares of common stock upon exercise of the warrant. Consequently, the liability was marked-to-market through the date of shareholder approval, with the remaining warrant liability balance of $3.7 million credited to additional paid-in capital. Alta warrant liability activity for the quarter ended March 29, 2008 is summarized below:

Quarter ended
(in thousands)	March 29, 2008

Warrant liability balance at beginning of period	$3,913
Change in valuation gain included in other income	(1,520)

Warrant liability balance at end of period	$2,393

In June 2008, Alta exercised the warrant on all 1,960,000 shares of common stock. The Company received $3.2 million as a result of the exercise.
Note 4. Inventories
The Company carries and relieves inventories at the lower of manufacturing cost (first-in, first-out basis) or market (net realizable value). Inventories consisted of the following (in thousands):

	April 4,	December 31,
	2009	2008

Raw materials	$4,418	$4,712
Work-in-process	5,910	4,880
Finished goods	11,541	11,416

Total inventories	21,869	21,008
Less: non-current inventories	(700)	(800)

Inventories, net	$21,169	$20,208

A portion of the Company’s finished goods inventories was in excess of its current requirements based on the historical and anticipated level of sales. Management believes that these excess quantities will be utilized over the next two years. The Company therefore included $0.7 million and $0.8 million of inventories in non-current other assets on the balance sheet at April 4, 2009 and December 31, 2008, respectively.
Note 5. Comprehensive Income (Loss)
Comprehensive income (loss) for the Company includes gains and losses from foreign currency translation which are charged or credited to the cumulative translation account within shareholders’ equity. The Company recognized a net comprehensive loss of $0.2 million for the quarter ended April 4, 2009 and recognized net comprehensive income of $0.2 million for the quarter ended March 29, 2008. Comprehensive income also includes unrealized gains and losses on the Company’s investment portfolio, which are also charged or credited to shareholders’ equity. Unrealized gains and losses on investments are not material.
Note 6. Intangible Assets
Indefinite-lived intangible assets consist primarily of goodwill, while definite-lived intangible assets consist of technology licenses and agreements, all of which are carried at cost. The Company applies SFAS No. 142, Goodwill and Other Intangible Assets, to its intangible assets, which prohibits the amortization of intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. Management reviews indefinite-lived intangible assets for impairment annually as of the last day of the second quarter, or more frequently if a change in circumstances or occurrence of events suggests the remaining value may not be recoverable. The test for impairment requires management to make estimates about fair-value which are based either on the expected undiscounted future cash flows or on other measures of value such as the market capitalization of the Company. If the carrying amount of the assets is greater than the measures of fair value, impairment is considered to have occurred and a write-down of the asset is recorded. Management completed the annual impairment tests as of the end of the second quarter of 2008 and determined that the Company’s intangible assets were not impaired. In addition, no interim impairment has been indicated since the completion of the 2008 annual impairment testing.

Note 7. Long-Term Debt
Convertible Senior Notes Payable
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
The total value of the Warrants on the date of issuance was recorded as a discount on the Notes. In addition, the Company has bifurcated embedded derivatives from the Notes under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related Emerging Issues Task Force interpretations and SEC rules. The Company recorded a derivative liability on the date of issuance of the Notes, with an offsetting discount on the Notes. The derivative liability includes certain time-based provisions of the Notes which will expire over time, the latest in 2011. The total discount on the Notes is being amortized to interest expense over the 20 year life of the Notes, using the effective interest method. Interest expense attributable to discount amortization totaled $0.04 million and $0.03 million for the quarterly periods ended April 4, 2009 and March 29, 2008, respectively.
The derivative liability is adjusted to fair value on a quarterly basis. Derivative liability activity is summarized below:

	Quarter ended
(in thousands)	April 4, 2009	March 29, 2008

Derivative liability balance at beginning of period	$90	$141
Change in valuation gain included in other income	(9)	(15)

Derivative liability balance at end of period	$81	$126

The derivative liability is presented in the balance sheet within the same line as the Convertible Senior Notes payable.
Bank Notes Payable
In 2004, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank (“Bank”), establishing a secured revolving credit facility. All Company assets are pledged as collateral under the Loan Agreement. The Loan Agreement, as amended, restricts the Company from declaring or paying dividends and subjects the Company to certain financial covenants.
In June 2007, the Company entered into an Amendment to the Loan Agreement (“June 2007 Amendment”) whereby the Bank consented to (i) the Company’s purchase of the cryoablation surgical device business of CryoCath Technologies, Inc. (“CryoCath Business”) and (ii) certain agreements related to the acquisition of the CryoCath Business. The June 2007 Amendment also provided for an $8.6 million term loan (“Term Loan”) to the Company, which was used to repay the then-outstanding term loan and advances to the Company from the Bank and to purchase the CryoCath Business.
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
The June 2007 Amendment also made certain changes to the liquidity ratio covenant set forth in the Loan Agreement, as amended. The liquidity ratio was changed to require that the Company maintain, at all times, on a consolidated basis, a ratio of (a) the sum of (1) unrestricted cash (and equivalents) of the Company on deposit with the Bank plus (2) 50% of the Company’s accounts receivable arising form the sale or lease of goods, or provision of services, in the ordinary course of business, divided by (b) the indebtedness of the Company to the Bank for borrowed money, equal to or greater than 1.4 to 1.0.

On June 30, 2008, the Company entered into an Amendment to the Loan Agreement whereby, for the balance of 2008, the 1.4 to 1.0 required liquidity ratio was reduced to 1.1 to 1.0 for intra-quarter months only. The liquidity ratio remained at 1.4 to 1.0 for quarter-end months and would revert to 1.4 to 1.0 for all months beginning in 2009. On December 19, 2008, the Company entered into an Amendment to the Loan Agreement (“December 2008 Amendment”) whereby the liquidity ratio was raised to 2.0 to 1.0 until the payment of a $4.5 million litigation settlement payment was made to CarboMedics, Inc. (“CarboMedics”) on April 30, 2009, and a related security interest granted to CarboMedics was released. Upon such payment, the Bank agreed to return the liquidity ratio requirement to 1.4 to 1.0. In addition, the December 2008 Amendment required the Company to maintain at least $4.5 million on deposit with the Bank at all times until the litigation settlement payment of $4.5 million was made. On April 30, 2009, the Company made the $4.5 million settlement payment. As of April 4, 2009 and December 31, 2008, the Company was in compliance with the financial covenants as set forth in the Loan Agreement, as amended.
Subordinated Credit Agreement
In June 2008, the Company entered into a Subordinated Credit Agreement (“Credit Agreement”) with Theodore C. Skokos, a member of the Company’s Board of Directors, for a two-year, $5 million Revolving Credit Facility (“Credit Facility”). Advances under the Credit Facility will carry interest at 15% per annum payable quarterly. The Credit Facility also carries an annual commitment fee of 1% of the average unused Revolving Commitment Amount, payable annually. At April 4, 2009, all $5 million was available for borrowing under the Credit Facility.
The Company’s obligations to Mr. Skokos under the Credit Agreement have been made subordinate to (1) the Company’s obligations to the holders of its 6% Convertible Senior Notes and (2) the Company’s obligations to Silicon Valley Bank as provided in a Subordination Agreement executed by and between the Bank and Mr. Skokos. All Company assets are pledged as collateral on the Credit Facility.
In connection with the execution of the Credit Agreement, the Company issued to Mr. Skokos a warrant to purchase 245,098 shares of common stock of the Company at $2.04 per share until June 29, 2015 (“Effective Date Warrant”). In July 2008, Mr. Skokos exercised the Effective Date Warrant in full and the Company received $0.5 million from the exercise. The Company is obligated to issue additional seven-year warrants to Mr. Skokos in the future based on the total amount of advances under the Credit Facility. If the aggregate unpaid principal amount of all advances (“Total Outstanding Revolver Amount”) under the Credit Facility, after giving effect to each new advance, is greater than the amount of the highest Total Outstanding Revolver Amount at any time prior to the date of any such advance (“Maximum Total Outstanding Revolver Amount”), then the Company shall issue a warrant to Mr. Skokos for a number of shares of common stock equal to 20% of (a) the difference between (1) such Total Outstanding Revolver Amount less (2) the Maximum Total Outstanding Revolver Amount, (b) divided by the warrant exercise price of $2.04 per share. The maximum number of additional shares issuable pursuant to warrants issued under the Credit Facility is 490,196 shares (not including the Effective Date Warrant), which represents 20% of the maximum amount of advances under the $5 million Credit Facility divided by the $2.04 warrant exercise price.
Note 8. Income Taxes
For each of the quarterly periods ended April 4, 2009 and March 29, 2008, the Company recognized $0.1 million of income tax expense related to (1) deferred income taxes connected with the deductibility of goodwill from the CryoCath acquisition for tax purposes, but not for book purposes, and the uncertainty of the timing of its reversal for book purposes and (2) current income taxes for its Austrian subsidiary. In future years, the Company will continue recognizing deferred income tax expense related to the CryoCath goodwill over its tax life as long as there is no impairment of the goodwill’s recorded value.
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
The fair value of the Company’s warrant liability (described in Note 3 above) was determined based on Level 2 inputs. The fair value of the Company’s convertible debt derivative liability (described in Note 7 above) was determined based on Level 3 inputs using discounted probability cash flow valuation models. The Company’s goodwill and other intangible assets (discussed in Note 6 above) are analyzed annually for impairment by reference to fair value based on the Company’s market capitalization, a Level 1 input.
The effective date for certain aspects of SFAS No. 157 was deferred under Financial Accounting Standards Board (“FASB”) Staff Position (‘FSP”) No. 157-2 until January 1, 2009. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial long-lived asset groups measured at fair value for an impairment assessment. Additional guidance in the application of SFAS No. 157 for determining the fair value of a financial asset when the market for that asset is not active was provided by FSP 157-3. The application of these remaining aspects of SFAS No. 157 did not have a material impact on the Company’s financial condition or results of operations.
Note 10. Recently Issued Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired company and the goodwill acquired. Among the changes in SFAS No. 141(R) are: transaction-related costs will be expensed; restructuring costs that the acquirer expects but is not obligated (as of the acquisition date) to incur will not be included in the measurement of the acquisition cost; and research and development assets will be capitalized. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) replaces SFAS No. 141, is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and was adopted by the Company effective January 1, 2009. The adoption of SFAS No. 141(R) did not have a material impact on the Company’s financial condition or results of operations.
11. Litigation
Abbey Litigation
On January 23, 2006, following execution of the Merger Agreement between the Company and 3F Therapeutics, Inc. (“3F”), 3F was informed of a summons and complaint dated January 19, 2006, which was filed in the U.S. District Court in the Southern District of New York by Arthur N. Abbey (“Abbey”) against 3F Partners Limited Partnership II (a major stockholder of 3F, “3F Partners II”), Theodore C. Skokos (the then chairman of the board and a stockholder of 3F), 3F Management II, LLC (the general partner of 3F Partners II), and 3F (collectively, the “Defendants”) (the “Abbey I Litigation”). The summons and complaint alleges that the Defendants committed fraud under federal securities laws, common law fraud and negligent misrepresentation in connection with the purchase by Abbey of certain securities of 3F Partners II. In particular, Abbey claims that the Defendants induced Abbey to invest $4 million in 3F Partners II, which, in turn, invested $6 million in certain preferred stock of 3F, by allegedly causing Abbey to believe, among other things, that such investment would be short-term. Pursuant to the complaint, Abbey is seeking rescission of his purchase of his limited partnership interest in 3F Partners II and return of the amount paid therefor (together with pre-and post-judgment interest), compensatory damages for the alleged lost principal of his investment (together with interest thereon and additional general, consequential and incidental damages), general damages for all alleged injuries resulting from the alleged fraud in an amount to be determined at trial and such other legal and equitable relief as the court may deem just and proper. Abbey did not purchase any securities directly from 3F and is not a stockholder of 3F. On March 23, 2006, 3F filed a motion to dismiss the complaint. On August 6, 2007, the Court granted 3F’s motion to dismiss the complaint based on plaintiff’s failure to state a claim upon which relief may be granted and ordered the Clerk of the Court to close the case. On August

30, 2007, Abbey filed a Notice of Appeal with the United States Court of Appeals for the Second Circuit seeking to reverse the District Court’s August 6, 2007 Order dismissing the case. On December 18, 2008, the Second Circuit issued a Summary Order that affirmed the District Court’s judgment of dismissal finding that Abbey failed to state a claim against 3F. However, the Second Circuit remanded the case to the District Court to allow Abbey a chance to replead his claims. On or about February 13, 2009, Arthur Abbey filed an amended complaint which purports to allege additional facts to support the same claims against 3F that were asserted and dismissed in the original complaint. On or about March 31, 2009, 3F served and filed its motion to dismiss the amended complaint with prejudice. The parties have entered into a stipulated briefing schedule that has been “So Ordered” by the court whereby plaintiff’s opposition is due on May 8, 2009 and 3F’s reply is due on June 8, 2009.
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
3F has been notified by its director and officer insurance carrier that such carrier will defend and cover all defense costs as to 3F and Mr. Skokos in the Abbey I Litigation and Abbey II Litigation, subject to policy terms and full reservation of rights. In addition, under the merger agreement, 3F and the 3F stockholder representative have agreed that the Abbey I Litigation and Abbey II Litigation are matters for which express indemnification is provided. As a result, the escrow shares and milestone shares, if any, may be used by ATS to satisfy, in part, ATS’s set-off rights and indemnification claims for damages and losses incurred by 3F or ATS, and their directors, officers and affiliates, that are not otherwise covered by applicable insurance arising from the Abbey I Litigation and Abbey II Litigation. See Note 2 of “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, for a description of the escrow and milestone shares. The Company believes the Abbey I Litigation and Abbey II Litigation will not have a material impact on the Company’s financial position or operating results.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “expect,” “believe,” “anticipate” or “estimate” identify such forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially from those expressed in such forward-looking statements. The factors that could cause such material differences are identified in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future filings with the SEC.
Executive Overview
ATS Medical, Inc. (hereinafter the “Company”, “ATS”, “we”, “us” or “our”) develops, manufactures, and markets medical devices. Our primary interest lies with devices for the treatment of structural heart disease used by cardiovascular surgeons in the cardiac surgery operating theater. Currently, we participate in the markets for heart valve therapy including mechanical bileaflet replacement heart valves, tissue heart valves and valve repair products and the surgical treatment of cardiac arrhythmias, primarily the treatment of atrial fibrillation. Additionally, a small portion of our business is surgical tools and accessories used by the cardiac surgeon.
In 1990, we licensed a patented and partially developed mechanical heart valve from CarboMedics, Inc. Under the terms of the license, we would complete the development of the valve and agreed to purchase carbon components from CarboMedics. As a result, ATS now holds an exclusive, royalty-free, worldwide license to an open pivot, bileaflet mechanical heart valve design owned by CarboMedics. In addition, we have an exclusive, worldwide right and license to use CarboMedics’ pyrolytic carbon technology to manufacture components for the ATS mechanical heart valve. We commenced selling the ATS mechanical heart valve in international markets in 1992. In late 2000, we received U.S. Food and Drug Administration (“FDA”) approval to sell the ATS Open Pivot mechanical heart valve and commenced sales and marketing of our valve in the United States.
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
During 2004, we made our first investments outside the mechanical heart valve market. We completed a global partnership agreement with CryoCath Technologies, Inc. (“CryoCath”) to market CryoCath’s surgical cryotherapy products for the ablation of cardiac arrhythmias. CryoCath developed a portfolio of novel products marketed under the SurgiFrost® and FrostByte® trade names which are used by cardiac surgeons to treat cardiac arrhythmias. Treatment is accomplished through the creation of an intricate pattern of lesions on the surface of the heart to block inappropriate electrical conduction circuits which cause the heart to be less effective when pumping blood and can lead to stroke, heart failure and death. Unique to this technology is the use of cryothermy (cold) to create lesions. The agreement with CryoCath has resulted in revenues for ATS since 2005.
During 2005, we continued to expand our business outside the mechanical heart valve market. We entered into an exclusive development, supply and distribution agreement with Genesee BioMedical, Inc. (“GBI”) under which GBI will develop, supply and manufacture cardiac surgical products to include annuloplasty repair rings and bands and accessories, and we will have exclusive worldwide rights to market and sell such products. Our agreement with GBI has produced revenues for us since 2006.
In 2006, we completed the acquisition of all the voting and non-voting stock of 3F Therapeutics, Inc., a privately-held medical device company specializing in manufacturing tissue heart valves. The acquisition was consummated pursuant to an agreement and plan of merger, as amended (“the Merger Agreement”). Under the terms of the Merger Agreement, upon closing, we paid each 3F stockholder its pro-rata portion of an initial payment of 9,000,000 shares of our common stock, subject to certain adjustments. In addition to the initial closing payment, we are obligated to make additional contingent payments to 3F stockholders of up to 10,000,000 shares of our common stock with shares issuable upon obtaining each of the CE mark and FDA approval of certain future key products on or prior to December 31, 2013. Milestone share payments may be accelerated upon completion of certain transactions involving these future key products. Our current first generation tissue valve, the ATS 3f Aortic Bioprosthesis, has received the CE mark and is available for sale in Europe and certain other international markets. In the United States, we received FDA approval of this product in October 2008.

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
In June 2007, we acquired the cryoablation surgical device business of CryoCath. The acquisition included the SurgiFrost, FrostByte and SurgiFrost XL family of products for which we served as CryoCath’s exclusive agent in the United States and distributor in certain international markets. Under the acquisition agreements, we paid CryoCath $22.0 million upon closing of the transaction (reduced by $0.9 million subsequent to closing) and $2.0 million during 2008 upon the achievement of certain manufacturing transition milestones. We must also pay $2.0 million two years after closing and up to $4.0 million in contingent payments based on future sales of Surgifrost XL, an FDA cleared and CE Marked product designed to enable less-evasive ablations. This technology enables us to leverage our current operating infrastructure and allows us to better address the rapidly growing $130 million cardiac arrhythmia market within cardiac surgery. The transaction was financed with a portion of the proceeds of an $8.6 million senior secured Term Loan from Silicon Valley Bank and the private placement of 9,800,000 shares of our common stock at a purchase price of $1.65 per share to Alta Partners VIII, L.P., a life sciences venture capital firm.
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

Results of Operations
The following table provides the dollar and percentage change in the Statements of Operations for the quarterly periods ended April 4, 2009 and March 29, 2008.

	Quarter ended April 4 (March 29)
			Increase (Decrease)
(in thousands)	2009	2008	$	%

Net sales	$18,403	$14,845	$3,558	24.0%
Cost of goods sold	6,130	5,897	233	4.0%

Gross profit	12,273	8,948	3,325	37.2%

Operating expenses:
Sales and marketing	7,501	6,487	1,014	15.6%
Research and development	2,044	2,206	(162)	(7.3)%
General and administrative	2,476	3,004	(528)	(17.6)%
Amortization of intangibles	788	891	(103)	(11.6)%

Total operating expenses	12,809	12,588	221	1.8%

Operating loss	(536)	(3,640)	(3,104)	(85.3)%

Net interest expense	(719)	(619)	100	16.2%
Other income (expense), net	(353)	1,918	(2,271)	(118.4)%

Net loss before income taxes	(1,608)	(2,341)	(733)	(31.3)%
Income tax expense	(63)	(70)	(7)	(10.0)%

Net loss	($1,671)	($2,411)	$(740)	(30.7)%

The following table presents the Statements of Operations as a percentage of net sales for the quarterly periods ended April 4, 2009 and March 29, 2008.

	Quarter ended
	April 4 (March 29)
	2009	2008

Net sales	100.0%	100.0%
Cost of goods sold	33.3%	39.7%

Gross profit	66.7%	60.3%
Operating expenses:
Sales and marketing	40.8%	43.7%
Research and development	11.1%	14.9%
General and administrative	13.5%	20.2%
Amortization of intangibles	4.3%	6.0%

Total operating expenses	69.6%	84.8%

Operating loss	(2.9)%	(24.5)%

Net interest income (expense)	(3.9)%	(4.2)%
Other income (expense), net	(1.9)%	12.9%

Net loss before income taxes	(8.7)%	(15.8)%
Income tax expense	(0.3)%	(0.5)%

Net loss	(9.1)%	(16.2)%

Net Sales. The following table provides the dollar and percentage change in net sales inside and outside the United States for the quarterly periods ended April 4, 2009 and March 29, 2008.

	Quarter ended April 4 (March 29)
			Increase
(in thousands)	2009	2008	$	%

United States	$7,932	$5,830	$2,102	36.1%

Outside United States	10,471	9,015	1,456	16.2%

Total	$18,403	$14,845	$3,558	24.0%

The following table provides net sales inside and outside the United States as a percentage of total net sales for the quarterly periods ended April 4, 2009 and March 29, 2008.

	Quarter ended
	April 4 (March 29)
	2009	2008

United States	43.1%	39.3%

Outside United States	56.9%	60.7%

Total	100.0%	100.0%

The following table provides net sales by product group for the quarterly periods ended April 4, 2009 and March 29, 2008.

	Quarter ended April 4 (March 29)
			Increase (Decrease)
(in thousands)	2009	2008	$	%

Heart valve therapy	$13,245	$10,681	$2,564	24.0%

Surgical arrhythmia	4,904	3,848	1,056	27.4%

Surgical tools and accessories	254	316	(62)	(19.6)%

Total	$18,403	$14,845	$3,558	24.0%

Total net sales in the first quarter of 2009 increased 24% over the same period in 2008. Our net sales increase was negatively impacted by approximately 3.6% of net sales due to lower foreign currency exchange rates against the U.S. dollar. Approximately 20% of our total sales in the first quarter of 2009 were invoiced in Euros or other local currencies in European markets where we sell our products directly to hospitals.
Heart valve therapy sales, our largest product group, consists of mechanical and tissue heart valves and heart valve repair products. Our mechanical heart valve products continue to be our primary product line and comprised approximately 59% of our total worldwide sales for the first quarter of 2009, compared to 66% for the same period in 2008. Surgical arrhythmia therapy products consist of cryotherapy products for the ablation of cardiac arrhythmias. We acquired this business from CryoCath in 2007. Surgical tools and accessories consist primarily of cardiac anastomosis assist devices and thoracic port systems.
Worldwide mechanical heart valve revenue in the first quarter of 2009 increased 12% from the same period in 2008. U.S. mechanical heart valve revenue in the first quarter of 2009 also increased 12% from the same period in 2008, the result of the introduction of a new mechanical valve offering in 2008, the AP 360 valve, which allowed us to take market share from competitors. International mechanical heart valve revenue also increased approximately 12% in the first quarter of 2009 compared to the same period a year ago, due primarily to stronger mechanical heart valve sales in Asia and other developing markets. Tissue heart valve revenue increased 378% in the first quarter of 2009 to $1.1 million, driven primarily by the limited commercial launch of the Company’s first generation U.S. tissue valve product, the ATS 3f Aortic Bioprosthesis, approved by the FDA in October 2008. U.S. tissue valve revenue comprised more than 50% of total tissue valve revenue in the first quarter of 2009.

Heart valve repair revenue increased 76% in the first quarter of 2009 to $1.2 million, due to the introduction of our semi-rigid line of repair rings in the first quarter of 2008 as well as to continued sales growth of our existing repair ring products.
Surgical arrhythmia therapy revenue in the first quarter of 2009 of $4.9 million increased 27% compared to the same period in the prior year. Cryotherapy products in general and CryoMaze procedural growth in particular has benefited from the overall growth of the surgical ablation market and increased market acceptance of cryo-energy (cold) as a preferred technology to perform Cox-Maze lesion sets.
Cost of Goods Sold and Gross Profit. Our first quarter 2009 gross profit percentages of net sales improved to 66.7% from 60.3% for the same period in the prior year.
Our first quarter 2009 gross profit has benefited significantly from lower product manufacturing costs, particularly for mechanical heart valves. The cost declines are attributable primarily to higher manufacturing volumes as a result of increased demand. Lower product costs increased our first quarter 2009 gross profit as a percentage of net sales by approximately 8.0 percentage points compared to the first quarter of 2008. Also contributing to the higher first quarter 2009 gross profit percentage was higher U.S. average selling prices, attributable in large part to tissue valves, which increased our first quarter 2009 gross profit as a percentage of net sales by approximately 2.3 percentage points compared to the first quarter of 2008.
Partially offsetting the improved first quarter 2009 gross profit percentage of net sales were (1) shifts in the overall product mix to lower margin products, which decreased our first quarter 2009 gross profit as a percentage of net sales by approximately 1.5 percentage points compared to the first quarter of 2008 and (2) lower international selling prices due to foreign currency exchange rate changes and sales mix shifts to lower-margin countries, which had a net unfavorable impact on our first quarter 2009 gross profit as a percentage of net sales of approximately 2.7 percentage points compared to the same period in the prior year.
Sales and Marketing. In the United States, our sales and marketing costs for the first quarter of 2009 increased approximately 24% over the same period in the prior year, to $4.9 million. The increase reflects costs for additional marketing personnel and higher marketing program costs, particularly for our tissue heart valve and repair ring businesses. Field selling costs in the United States were 10% higher in the first quarter of 2009 compared to the same period in the prior year, reflecting higher commissions and sales incentive accruals for territory managers and independent sales representatives connected with increased first quarter 2009 sales in the United States.
Internationally, our sales and marketing costs for the first quarter of 2009 increased approximately 2% over the same period in the prior year to $2.6 million. The increase is attributable to our continuing investment in international markets, evidenced by the establishment of a European support office in Belgium during the second half of 2008 to continue the support and expansion of our direct sales operations in Europe, offset by the impact of declining Euro-to-U.S. dollar foreign exchange rates during 2009. Approximately 75% of our international sales and marketing costs for the first quarter of 2009 were denominated in Euros.
Research and Development. Research and development (“R & D”) expenses for the first quarter of 2009 decreased 7% compared to the same period in the prior year to $2.0 million. The decrease reflects lower direct tissue valve R & D, lower clinical program costs for tissue valves and prior year development and start-up costs for surgical cryoablation manufacturing. These declines were partially offset by higher R & D headcount and new product development costs.
General and Administrative. General and administrative (“G & A”) expenses for the first quarter of 2009 decreased $0.5 over the same period in 2008 to $2.5 million. The primary driver behind this decline was significantly lower legal fees ($0.8 million) after the fourth quarter 2008 settlement of the litigation with CarboMedics. Cost increases in G & A expenses for the first quarter of 2009 over the same period in 2008 were for compensation and benefits ($0.1 million) and other personnel-related expenditures ($0.1 million).
In the first quarters 2009 and 2008, we recognized total stock compensation expense of $0.5 million and $0.3, respectively. Stock compensation expense has been allocated to sales and marketing, R & D and G & A expenses as indicated above in Note 2 of “Notes to Consolidated Financial Statements” in this Form 10-Q. The increase in stock compensation expense is attributable primarily to new equity grants and awards, lower forfeitures and a higher number of days in the first quarter of 2009 compared to the prior year first quarter.

Amortization of Intangibles. Amortization expense for the first quarter of 2009 decreased $0.1 million over the same period in the prior year to $0.8 million, attributable primarily to the prior year accelerated amortization of the trademark intangibles acquired in our 2007 purchase of the surgical cryoablation business of CryoCath. Amortization expense for both 2009 and 2008 also includes amortization of our pyrolytic carbon technology license with CarboMedics as well as amortization of definite-lived intangible assets acquired in connection with our 2006 acquisition of 3F. We estimate amortization expense for 2009 to total approximately $3.3 million.
Net Interest Expense. Net interest expense for the first quarter of 2009 increased $0.1 million over the comparable period of the prior year, reflecting primarily lower interest income on cash and investment balances.
Net interest expense includes interest on the $8.6 million Term Loan with Silicon Valley Bank obtained in connection with the 2007 CryoCath asset acquisition. See “Liquidity and Capital Resources-Financing Activities” below for a detailed discussion of the Term Loan. Net interest expense also includes interest on $22.4 million aggregate principal amount of 6% Convertible Senior Notes issued in 2005. Interest expense on these Notes includes amortization of (1) financing costs, (2) the discount related to the implied value of common stock warrants sold with the Notes, and (3) the discounts related to the bifurcated Convertible Senior Notes derivatives. See Note 7 of “Notes to Consolidated Financial Statements” in this Form 10-Q for more information regarding the Notes.
Other Income (Expense). The following table summarizes our net other income (expense) for the first quarters of 2009 and 2008:

	Quarter ended April 4 (March 29):
(in thousands)	2009	2008

Alta warrant liability gain	$—	$1,520
Convertible Senior Notes derivative liability gain	9	15
Net realized foreign currency transaction gain (loss)	(229)	247
Unrealized foreign currency gain (loss) related to short-term intercompany balances with foreign subsidiaries	(133)	136

Net other income (expense)	$(353)	$1,918

In our June 2007 private equity placement in connection with the acquisition of the surgical cryoablation business of CryoCath, we sold to Alta 9,800,000 shares of our common stock and a seven-year warrant to purchase up to 1,960,000 shares of our common stock at an exercise price of $1.65 per share. The Company was required to treat the warrant as a liability pending approval of its shareholders at the Company’s 2008 annual meeting of shareholders to provide shares of common stock issuable to Alta upon exercise of the warrant. Accordingly, the fair value of the warrant was recorded as a liability on the date of issuance and marked-to-market at each quarter-end. This resulted in a $1.5 million credit to other income recorded in the first quarter of 2008. At the annual meeting of shareholders in May 2008, we received shareholder approval to issue shares of our common stock upon exercise of the warrant. Consequently, the warrant liability was marked-to-market through the date of shareholder approval and the remaining liability was credited to additional paid-in capital.
Since 2005 we have recorded non-operating other income for the change in fair value of the Convertible Senior Notes derivative liability. See Note 7 of “Notes to Consolidated Financial Statements” in this Form 10-Q for more information regarding the Notes derivative liability.
Net other income also includes net foreign currency transaction gains and losses, including unrealized foreign currency gains and losses related to short-term intercompany balances with our foreign subsidiaries. These gains and losses have increased in 2008 and 2009 due to larger fluctuations in foreign currency exchange rates.
Income Taxes. In the first quarters of both 2009 and 2008, we recognized $0.1 million of income tax expense related to (1) deferred income taxes connected with the deductibility of goodwill from the CryoCath acquisition for tax purposes, but not for book purposes, and the uncertainty of the timing of its reversal for book purposes and (2) current income taxes for our Austrian subsidiary. In future years, we will continue recognizing deferred income tax expense related to this goodwill over its tax life as long as there is no impairment of the goodwill’s recorded value.
Through 2008 we have accumulated approximately $161 million of net operating loss (“NOL”) carryforwards for U.S. tax purposes ($57 million related to 3F). We believe our ability to fully utilize the existing NOL carryforwards could be restricted on a portion of the NOL by changes in control that may have occurred or may occur in the future and by our ability to generate net income.

We are conducting a formal study of whether, or to what extent, past changes in control of ATS impairs our NOL carryforwards. We have recorded no net deferred tax asset related to our NOL carryforwards and other deferred items as we currently cannot determine that it is more likely than not that this asset will be realized and we, therefore, have provided a valuation allowance for the entire asset.
Net Loss. Our changes in net losses in the first quarter of 2009 compared to the same period in 2008 were due to higher sales and gross profit, partially offset by slightly higher operating expenses and significantly lower non-operating income, all of which are described in detail above.
Liquidity and Capital Resources
Cash, cash equivalents, and short-term investments totaled $17.4 million and $20.9 million at April 4, 2009 and December 31, 2008, respectively.
Operating Activities. During the first quarter of 2009, we received cash payments from customers of approximately $17.7 million and made payments to employees and suppliers of approximately $19.2 million. During the first quarter of 2008, we received cash payments from customers of approximately $14.6 million and made payments to employees and suppliers of approximately $16.0 million. Since 2002, we have incurred significant expenses to support the commercialization of ATS products both in the United States and international markets, have invested in new products and technologies and have completed strategic acquisitions and business partnerships to diversify our product portfolio. As we grow sales in future periods, better leverage our operating expenses and continue to drive declines in our product manufacturing costs, we believe our operating losses will continue to decrease and we will move toward a cash flow breakeven on sales and eventually to full-year profitability.
Investing Activities. We purchased leasehold improvements, property and equipment totaling $0.3 million and $0.5 million during the first quarters of 2009 and 2008, respectively. A significant portion of our capital spending in 2008 was related to the addition of a surgical cryoablation production clean room at our Plymouth, Minnesota location following our 2007 acquisition of the surgical cryoablation business of CryoCath.
Financing Activities. During each of the first quarters of 2009 and 2008, we raised $0.1 million from the issuance of common stock, primarily through exercises of stock options and warrants as well as purchases under our employee stock purchase plan.
In June 2008, we entered into a Subordinated Credit Agreement with Theodore C. Skokos, a member of our Board of Directors, for a two-year, $5 million Revolving Credit Facility. Advances under the Credit Facility will carry interest at 15% per annum payable quarterly. The Credit Facility also carries an annual commitment fee of 1% of the average unused Revolving Commitment Amount, payable annually. Our obligations to Mr. Skokos under the Credit Agreement are subordinate to (1) our obligations to the holders of the Company’s 6% Convertible Senior Notes due 2025 issued in October 2005 and (2) our obligations to Silicon Valley Bank. All assets are pledged as collateral on the Credit Facility. At December 31, 2008, no amounts had been drawn under the Credit Facility.
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
Since 2004 we have maintained a Loan Agreement with Silicon Valley Bank. Under the Loan Agreement, as amended, all ATS assets are pledged as collateral and we are subject to certain financial covenants. In June 2007, we entered into an Amendment to the Loan Agreement whereby the Bank provided for an $8.6 million Term Loan, which we used to repay then outstanding term loans and advances from the Bank and to purchase the surgical cryoablation business from CryoCath. Under the Term Loan, as amended, we made monthly payments of interest only from July 2007 through March 2008, and we began making monthly payments of principal plus interest effective April 2008 and continuing until June 2011. Accordingly, we repaid $0.9 million of principal on the Term Loan during the first quarter of 2009. We have the right to prepay all, but not less than all, of the outstanding Term Loan at any time so long as no event of default has occurred. Interest on the Term Loan accrues at a fixed rate per annum of 9.5%, equal to 1.25% above the Prime Rate in effect as of the funding date of the Term Loan.

The June 2007 Amendment also made certain changes to the liquidity ratio covenant set forth in the Loan Agreement, as amended. The liquidity ratio was changed to require that we maintain, at all times, on a consolidated basis, a ratio of (1) the sum of (a) our unrestricted cash (and equivalents) on deposit with the Bank plus (b) 50% of the our accounts receivable arising form the sale or lease of goods, or provision of services, in the ordinary course of business, divided by (2) our indebtedness to the Bank for borrowed money, of equal to or greater than 1.4 to 1.0. On June 30, 2008, the Company entered into an Amendment to the Loan Agreement whereby, for the balance of 2008, the 1.4 to 1.0 required liquidity ratio was reduced to 1.1 to 1.0 for intra-quarter months only. The liquidity ratio remains at 1.4 to 1.0 for quarter-end months and will revert to 1.4 to 1.0 for all months beginning in 2009. On December 19, 2008, we entered into an Amendment to the Loan Agreement whereby the liquidity ratio was raised to 2.0 to 1.0 until the payment of a $4.5 million litigation settlement payment was made to CarboMedics on April 30, 2009, and a related security interest granted to CarboMedics was released. Upon such payment, the Bank agreed to return the liquidity ratio requirement to 1.4 to 1.0. In addition, the December 2008 Amendment required us to maintain at least $4.5 million on deposit with the Bank at all times until the litigation settlement payment of $4.5 million was. On April 30, 2009, we made the $4.5 million settlement payment. As of April 4, 2009, we were in compliance with all financial covenants set forth in the Loan Agreement, as amended.
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
Cash Management
We estimate that operating costs will remain high in comparison to sales during 2009 and will require the use of cash to fund operations. Based upon the current forecast of sales and operating expenses, we anticipate having sufficient cash to fund our operations. However, we may need to raise additional cash in or after 2009 to fund our strategic investments or to opportunistically add accretive products to our distribution network. As identified in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, global economic turmoil may adversely impact our revenue, access to the capital markets or future demand for our products will affect our long-term viability. Approximately 60% of our revenue is derived from markets outside the United States and this revenue may be adversely impacted by large swings in foreign currency exchange rates and the availability of credit for our distributors in emerging markets. Maintaining adequate levels of working capital depends in part upon the success of our products in the marketplace, the relative profitability of those products and our ability to control operating and capital expenses.
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
Transactions with U.S. and non-U.S. customers and distributors, other than in our direct selling markets in Europe, are entered into in U.S. dollars, precluding the need for foreign currency hedges on such sales. Sales through our French and German subsidiaries, as well as sales to Belgium and the Netherlands, are in Euros. Sales to the United Kingdom and Switzerland are denominated in British pounds and Swiss francs, respectively. Therefore, we are subject to profitability risk arising from exchange rate movements. Our foreign subsidiaries are also subject to exchange rate risk related to their U.S dollar-denominated intercompany payable balances. We have not used foreign exchange contracts or similar devices to reduce these risks. We will evaluate the need to use foreign exchange contracts or similar devices if sales in our European direct markets increase substantially.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended April 4, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
Abbey Litigation
On January 23, 2006, following execution of the Merger Agreement between the Company and 3F, 3F was informed of a summons and complaint dated January 19, 2006, which was filed in the U.S. District Court in the Southern District of New York by Arthur N. Abbey (“Abbey”) against 3F Partners Limited Partnership II (a major stockholder of 3F, “3F Partners II”), Theodore C. Skokos (the then chairman of the board and a stockholder of 3F), 3F Management II, LLC (the general partner of 3F Partners II), and 3F (collectively, the “Defendants”) (the “Abbey I Litigation”). The summons and complaint alleges that the Defendants committed fraud under federal securities laws, common law fraud and negligent misrepresentation in connection with the purchase by Abbey of certain securities of 3F Partners II. In particular, Abbey claims that the Defendants induced Abbey to invest $4 million in 3F Partners II, which, in turn, invested $6 million in certain preferred stock of 3F, by allegedly causing Abbey to believe, among other things, that such investment would be short-term. Pursuant to the complaint, Abbey is seeking rescission of his purchase of his limited partnership interest in 3F Partners II and return of the amount paid therefor (together with pre-and post-judgment interest), compensatory damages for the alleged lost principal of his investment (together with interest thereon and additional general, consequential and incidental damages), general damages for all alleged injuries resulting from the alleged fraud in an amount to be determined at trial and such other legal and equitable relief as the court may deem just and proper. Abbey did not purchase any securities directly from 3F and is not a stockholder of 3F. On March 23, 2006, 3F filed a motion to dismiss the complaint. On August 6, 2007, the Court granted 3F’s motion to dismiss the complaint based on plaintiff’s failure to state a claim upon which relief may be granted and ordered the Clerk of the Court to close the case. On August 30, 2007, Abbey filed a Notice of Appeal with the United States Court of Appeals for the Second Circuit seeking to reverse the District Court’s August 6, 2007 Order dismissing the case. On December 18, 2008, the Second Circuit issued a Summary Order that affirmed the District Court’s judgment of dismissal finding that Abbey failed to state a claim against 3F. However, the Second Circuit remanded the case to the District Court to allow Abbey a chance to replead his claims. On or about February 13, 2009, Arthur Abbey filed an amended complaint which purports to allege additional facts to support the same claims against 3F that were asserted and dismissed in the original complaint. On or about March 31, 2009, 3F served and filed its motion to dismiss the amended complaint with prejudice. The parties have entered into a stipulated briefing schedule that has been “So Ordered” by the court whereby plaintiff’s opposition is due on May 8, 2009 and 3F’s reply is due on June 8, 2009.
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
3F has been notified by its director and officer insurance carrier that such carrier will defend and cover all defense costs as to 3F and Mr. Skokos in the Abbey I Litigation and Abbey II Litigation, subject to policy terms and full reservation of rights. In addition, under the merger agreement, 3F and the 3F stockholder representative have agreed that the Abbey I Litigation and Abbey II Litigation are matters for which express indemnification is provided. As a result, the escrow shares and milestone shares, if any, may be used by ATS to satisfy, in part, ATS’s set-off rights and indemnification claims for damages and losses incurred by 3F or ATS, and their directors, officers and affiliates, that are not otherwise covered by applicable insurance arising from the Abbey I Litigation and Abbey II Litigation. See Note 2 of “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, for a description of the escrow and milestone shares. The Company believes the Abbey I Litigation and Abbey II Litigation will not have a material impact on the Company’s financial position or operating results.

ITEM 1A. Risk Factors
You should carefully consider the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, any of which could have a material impact on our business, financial condition or results of operations.
ITEM 6. Exhibits
3.1	Third Restated Articles of Incorporation of ATS Medical, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2008).

3.2	Bylaws of the Company, as amended February 13, 2007 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 20, 2007).

4.1	Specimen certificate for shares of common stock of the Company (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.1	ATS Medical, Inc. 2009 Management Incentive Compensation Plan (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 23, 2009).

10.2	Form of Incentive Stock Option Agreement for option grants made under the Company’s 2000 Stock Incentive Plan beginning April 2009.

10.3	Form of Non-Qualified Stock Option Agreement for option grants made under the Company’s 2000 Stock Incentive Plan beginning April 2009.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act, as amended (Section 302 Certification).

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act, as amended (Section 302 Certification).

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2009	ATS MEDICAL, INC.
	By:	/s/ Michael D. Dale
Michael D. Dale
Chief Executive Officer (Duly Authorized Officer)

By:	/s/ Michael R. Kramer
Michael R. Kramer
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Third Restated Articles of Incorporation of ATS Medical, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2008).

3.2	Bylaws of the Company, as amended February 13, 2007 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 20, 2007).

4.1	Specimen certificate for shares of common stock of the Company (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.1	ATS Medical, Inc. 2009 Management Incentive Compensation Plan (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 23, 2009).

10.2	Form of Incentive Stock Option Agreement for option grants made under the Company’s 2000 Stock Incentive Plan beginning April 2009.

10.3	Form of Non-Qualified Stock Option Agreement for option grants made under the Company’s 2000 Stock Incentive Plan beginning April 2009.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act, as amended (Section 302 Certification)

31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act, as amended (Section 302 Certification)

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification)