Form 10-Q
period 2009-07-04
ATS MEDICAL INC
filed 2009-08-12
CIK 824068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 4, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☑ No
     The number of shares outstanding of each of the registrant’s classes of common stock as of August 7, 2009, was:

Common Stock, $.01 par value	71,944,983 shares

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
ATS Medical, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	July 4,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,322	$20,895
Accounts receivable, net	15,343	14,532
Inventories, net	21,227	20,208
Prepaid expenses	1,746	958

Total current assets	49,638	56,593

Leasehold improvements, furniture and equipment, net	6,792	7,031
Goodwill	17,016	17,016
Other intangible assets	30,514	32,115
Other assets	1,455	2,226

Total assets	$105,415	$114,981

Liabilities and shareholders’ equity
Current liabilities:
Current maturities of bank notes payable	$2,646	$2,646
Accounts payable	4,233	4,054
Accrued compensation	2,001	3,537
Payable to CryoCath Technologies, Inc.	—	1,910
Payable to CarboMedics, Inc.	—	4,500
Other accrued liabilities	2,319	2,257

Total current liabilities	11,199	18,904

Convertible senior notes payable, net of unamortized discounts and bifurcated derivatives of $4,807 at July 4, 2009 and $4,867 at December 31, 2008	17,593	17,533
Bank notes payable	2,426	3,969

Shareholders’ equity:
Common stock, $.01 par value:
Authorized shares - 150,000,000
Issued and outstanding shares - 71,783,599 at July 4, 2009 and 71,077,458 at December 31, 2008	718	711
Additional paid-in capital	227,004	225,657
Accumulated deficit	(153,773)	(151,916)
Accumulated other comprehensive income	248	123

Total shareholders’ equity	74,197	74,575

Total liabilities and shareholders’ equity	$105,415	$114,981

The accompanying notes are an integral part of the consolidated financial statements.

ATS Medical, Inc.
Consolidated Statements of Operations
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three months ended July 4 (June 28)		Six months ended July 4 (June 28)
	2009	2008	2009	2008
Net sales	$19,781	$16,900	$38,184	$31,745
Cost of goods sold	7,040	6,610	13,170	12,507

Gross profit	12,741	10,290	25,014	19,238

Operating expenses:
Sales and marketing	7,525	7,147	15,026	13,634
Research and development	1,817	2,302	3,861	4,508
General and administrative	2,431	2,764	4,907	5,768
Amortization of intangibles	812	890	1,600	1,781

Total operating expenses	12,585	13,103	25,394	25,691

Operating income (loss)	156	(2,813)	(380)	(6,453)

Net interest expense	(694)	(657)	(1,413)	(1,276)
Other income (expense), net	471	(1,040)	118	878

Net loss before income taxes	(67)	(4,510)	(1,675)	(6,851)
Income tax expense	(119)	(159)	(182)	(229)

Net loss	($186)	($4,669)	($1,857)	($7,080)

Net loss per share:
Basic and diluted	($0.00)	($0.08)	($0.03)	($0.12)

Weighted average number of shares outstanding:
Basic and diluted	71,688	60,018	71,471	59,877

The accompanying notes are an integral part of the consolidated financial statements.

ATS Medical, Inc.
Consolidated Statements of Cash Flow
(Unaudited)
(In Thousands)

	Six months ended
	July 4,	June 28,
	2009	2008
Operating activities:
Net loss	($1,857)	($7,080)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,540	2,946
Stock-based compensation expense	1,197	769
Deferred income taxes	141	96
Non-cash interest expense	431	317
Change in value of warrant liability and derivative liability bifurcated from convertible senior notes	(18)	(273)
Changes in operating assets and liabilities:
Accounts receivable	(822)	(1,631)
Inventories	(1,013)	(1,267)
Prepaid expenses	(782)	(22)
Accounts payable and accrued expenses	(5,825)	1,642

Net cash used in operating activities	(6,008)	(4,503)

Investing activities:
Purchases of short-term investments	—	(938)
Maturities of short-term investments	—	5,121
Payments for business acquisitions	(2,000)	(1,000)
Purchases of leasehold improvements, furniture and equipment	(699)	(886)

Net cash provided by (used in) investing activities	(2,699)	2,297

Financing activities:
Payments on bank notes payable	(1,543)	(662)
Net proceeds from issuance of common stock	158	3,381
Other	508	31

Net cash provided by (used in) financing activities	(877)	2,750

Effect of foreign exchange rate changes on cash	11	(117)

Increase (Decrease) in cash and cash equivalents	(9,573)	427
Cash and cash equivalents at beginning of period	20,895	10,480

Cash and cash equivalents at end of period	$11,322	$10,907

Significant non-cash transactions:
Transfer of warrant liability to additional paid-in capital	$—	$3,670
The accompanying notes are an integral part of the consolidated financial statements.

ATS Medical, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Basis of Presentation
The consolidated financial statements included in this Form 10-Q have been prepared by ATS Medical, Inc. (hereinafter the “Company” or “ATS”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and its subsidiaries, and all significant inter-company accounts and transactions are eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted pursuant to these rules and regulations. The year-end balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. These unaudited consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
These statements reflect, in management’s opinion, all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. The results of operations for any interim period may not be indicative of results for the full year.
The Company utilizes a 52 week calendar year that ends on December 31. For interim periods, the Company utilizes a 13 week quarterly period that ends on the Saturday nearest the end of the calendar quarter. The three month periods ended July 4, 2009 and June 28, 2008 each consisted of 91 calendar days. The six month periods ended July 4, 2009 and June 28, 2008 consisted of 185 and 180 calendar days, respectively.
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
The following table summarizes stock compensation expense recognized in the statements of operations for the three and six month periods ended July 4, 2009 and June 28, 2008.

	Three months ended		Six months ended
	July 4,	June 28,	July 4,	June 28,
(in thousands, except per share data)	2009	2008	2009	2008

Stock compensation expense included in:
Cost of goods sold	$47	$—	$47	$—
Sales and marketing expenses	349	251	620	443
Research and development expenses	78	—	149	—
General and administrative expenses	239	191	381	326

Total stock compensation expense	$713	$442	$1,197	$769

Stock compensation expense per share	$0.01	$0.01	$0.02	$0.01

Based on an analysis of the Company’s historical data, the Company applied forfeiture rates during the six month periods ended July 4, 2009 and June 28, 2008 of 9.56% and 10.79%, respectively, to stock options and restricted stock units (“RSUs”) outstanding in determining its stock compensation expense, which it believes are reasonable forfeiture estimates for these periods.
As of July 4, 2009, the Company had $0.3 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over a weighted average period of 4.4 years, and $6.4 million of total unrecognized compensation expense, net of estimated forfeitures, related to RSU awards that will be recognized over a weighted average period of approximately 3.9 years.

Equity Plans
The Company had a total of 9,082,983 shares of common stock reserved for stock option grants and RSU awards at July 4, 2009, of which 1,989,968 shares were available for future grants or awards under the Company’s stock-based compensation plans.
The following table summarizes the 2009 changes in stock options outstanding under the Company’s stock-based compensation plans:

					Weighted
	Stock Options Outstanding				Average Option
	Under the Plans		Non-Plan		Exercise Price
	ISO	Non-ISO	Options	Total	Per Share

Outstanding at December 31, 2008	642,650	299,000	1,493,200	2,434,850	$2.89
Options granted	157,250	—	—	157,250	2.64
Options exercised	(1,900)	—	—	(1,900)	0.73
Options canceled	(59,500)	(10,000)	—	(69,500)	4.83

Outstanding at July 4, 2009	738,500	289,000	1,493,200	2,520,700	$2.82

As of July 4, 2009, the aggregate intrinsic value of options outstanding was approximately $2.3 million and the aggregate intrinsic value of options exercisable was approximately $2.1 million.
The following table summarizes 2009 RSU award activity under the Company’s stock-based compensation plans:

			Weighted
		Weighted Average	Average
	Number of	Award Date	Remaining
	Shares	Fair Value	Contractual Term

Outstanding (unvested ) at December 31, 2008	3,391,743	$2.00	2.14 years
Awards granted	1,875,990	2.23
Awards vested	(643,971)	1.90
Awards forfeited	(51,447)	1.87

Outstanding (unvested) at July 4, 2009	4,572,315	$2.11	2.25 years

As of July 4, 2009, the aggregate intrinsic value of unvested RSU awards outstanding was approximately $15.2 million.
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
In June 2007, the Company sold to Alta Partners VIII, L.P. (“Alta”) 9,800,000 shares of its common stock and a seven-year warrant to purchase up to 1,960,000 shares of common stock at an exercise price of $1.65 per share. The Company was required to treat the Alta warrant as a liability pending approval of its shareholders at the Company’s 2008 annual meeting of shareholders (or any subsequent annual meeting) to issue shares of common stock to Alta upon exercise of the warrant. Accordingly, the fair value of the warrant was recorded as a liability on the date of issuance and marked-to-market at each quarter-end, resulting in a change in valuation credit to other income of $1.5 million for the quarter ended March 29, 2008. At the Company’s annual meeting of shareholders in May 2008, the Company received shareholder approval to issue shares of common stock upon exercise of the warrant. Consequently, the liability was marked-to-market through the date of shareholder approval, with the remaining warrant liability balance of $3.7 million credited to additional paid-in capital. Alta warrant liability activity for 2008 is summarized below:

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
Note 4. Inventories
The Company carries and relieves inventories at the lower of manufacturing cost (first-in, first-out basis) or market (net realizable value). Inventories consisted of the following (in thousands):

	July 4,	December 31,
	2009	2008

Raw materials	$3,262	$4,712
Work-in-process	6,389	4,880
Finished goods	12,376	11,416

Total inventories	22,027	21,008
Less: non-current inventories	(800)	(800)

Inventories, net	$21,227	$20,208

A portion of the Company’s finished goods inventories was in excess of its current requirements based on the historical and anticipated level of sales. Management believes that these excess quantities will be utilized over the next two years. The Company therefore included $0.8 million of inventories in non-current other assets on the balance sheet at both July 4, 2009 and December 31, 2008.
Note 5. Comprehensive Income (Loss)
Comprehensive income (loss) for the Company includes gains and losses from foreign currency translation which are charged or credited to the cumulative translation account within shareholders’ equity. The Company recognized net comprehensive gains of $0.3 million and $0.1 million for the three and six month periods ended July 4, 2009, respectively, and recognized net comprehensive losses of $0.3 million and $0.1 million for the three and six month periods ended June 28, 2008, respectively.
Note 6. Intangible Assets
Indefinite-lived intangible assets consist primarily of goodwill, while definite-lived intangible assets consist of technology licenses and agreements, all of which are carried at cost. The Company applies SFAS No. 142, Goodwill and Other Intangible Assets, to its intangible assets, which prohibits the amortization of intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. Management reviews indefinite-lived intangible assets for impairment annually as of the last day of the second quarter, or more frequently if a change in circumstances or occurrence of events suggests the remaining value may not be recoverable. The test for impairment requires management to make estimates about fair-value which are based either on the expected undiscounted future cash flows or on other measures of value such as the market capitalization of the Company. If the carrying amount of the assets is greater than the measures of fair value, impairment is considered to have occurred and a write-down of the asset is recorded. Management completed the annual impairment tests as of the end of the second quarter of 2009 and determined that the Company’s intangible assets were not impaired.

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
The total value of the Warrants on the date of issuance was recorded as a discount on the Notes. In addition, the Company has bifurcated embedded derivatives from the Notes under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related Emerging Issues Task Force interpretations and SEC rules. The Company recorded a derivative liability on the date of issuance of the Notes, with an offsetting discount on the Notes. The derivative liability includes certain time-based provisions of the Notes which will expire over time, the latest in 2011. The total discount on the Notes is being amortized to interest expense over the 20 year life of the Notes, using the effective interest method. Interest expense attributable to discount amortization totaled approximately $0.1 million for each of the six month periods ended July 4, 2009 and June 28, 2008, respectively.
The derivative liability is adjusted to fair value on a quarterly basis. Derivative liability activity is summarized below:

	Six months ended
(in thousands)	July 4, 2009	June 28, 2008

Derivative liability balance at beginning of period	$90	$141
Change in valuation gain included in other income:
First quarter	(9)	(15)
Second quarter	(9)	(15)

Derivative liability balance at end of period	$72	$111

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

The June 2007 Amendment also made certain changes to the liquidity ratio covenant set forth in the Loan Agreement, as amended. The liquidity ratio was changed to require that the Company maintain, at all times, on a consolidated basis, a ratio of (a) the sum of (1) unrestricted cash (and equivalents) of the Company on deposit with the Bank plus (2) 50% of the Company’s accounts receivable arising form the sale or lease of goods, or provision of services, in the ordinary course of business, divided by (b) the indebtedness of the Company to the Bank for borrowed money, equal to or greater than 1.4 to 1.0. On June 30, 2008, the Company entered into an Amendment to the Loan Agreement whereby, for the balance of 2008, the 1.4 to 1.0 required liquidity ratio was reduced to 1.1 to 1.0 for intra-quarter months only. The liquidity ratio remained at 1.4 to 1.0 for quarter-end months and would revert to 1.4 to 1.0 for all months beginning in 2009. On December 19, 2008, the Company entered into an Amendment to the Loan Agreement (“December 2008 Amendment”) whereby the liquidity ratio was raised to 2.0 to 1.0 until the payment of a $4.5 million litigation settlement payment was made to CarboMedics, Inc. (“CarboMedics”) on April 30, 2009, and a related security interest granted to CarboMedics was released. Upon such payment, the Bank agreed to return the liquidity ratio requirement to 1.4 to 1.0. In addition, the December 2008 Amendment required the Company to maintain at least $4.5 million on deposit with the Bank at all times until the litigation settlement payment of $4.5 million was made. On April 30, 2009, the Company made the $4.5 million settlement payment. As of July 4, 2009 and December 31, 2008, the Company was in compliance with the financial covenants as set forth in the Loan Agreement, as amended.
Subordinated Credit Agreement
In June 2008, the Company entered into a Subordinated Credit Agreement (“Credit Agreement”) with Theodore C. Skokos, a member of the Company’s Board of Directors, for a two-year, $5 million Revolving Credit Facility (“Credit Facility”). Advances under the Credit Facility will carry interest at 15% per annum payable quarterly. The Credit Facility also carries an annual commitment fee of 1% of the average unused Revolving Commitment Amount, payable annually. At July 4, 2009, all $5 million was available for borrowing under the Credit Facility.
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
Note 8. Income Taxes
For each of the six month periods ended July 4, 2009 and June 28, 2008, the Company recognized $0.2 million of income tax expense related to (1) deferred income taxes connected with the deductibility of goodwill from the acquisition of the cryoablation surgical device business of CryoCath Technologies, Inc. for tax purposes, but not for book purposes, and the uncertainty of the timing of its reversal for book purposes and (2) current income taxes for certain of its international subsidiaries. In future years, the Company will continue recognizing deferred income tax expense related to the CryoCath goodwill over its tax life as long as there is no impairment of the goodwill’s recorded value.
Note 9. Fair Value Measurements
Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), related to its financial assets and liabilities. SFAS No.157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial condition or results of operations.

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
The effective date for certain aspects of SFAS No. 157 was deferred under Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. 157-2 until January 1, 2009. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. The Company adopted SFAS No. 157 related to its nonfinancial assets and liabilities effective January 1, 2009. This adoption applies to such items as nonfinancial long-lived asset groups measured at fair value for an impairment assessment. Additional guidance in the application of SFAS No. 157 for determining the fair value of a financial asset when the market for that asset is not active was provided by FSP 157-3. The application of these remaining aspects of SFAS No. 157 did not have a material impact on the Company’s financial condition or results of operations.
Note 10. Recently Issued Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification (“SFAS No. 168), which establishes the FASB’s Accounting Standards Codification as the exclusive authoritative reference for nongovernmental U.S. GAAP for use in financial statements issued for interim and annual periods ending after September 15, 2009, except for SEC rules and interpretative releases, which are also authoritative for SEC registrants. The Company is currently evaluating the impact of SFAS No. 168, but does not expect it to have a material impact on its consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this SFAS sets forth:
1.	The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.

2.	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.

3.	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.
SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009, and was adopted by the Company as of that date. The Company has evaluated subsequent events for potential disclosure through August 12, 2009, the date of filing of this Quarterly Report on Form 10-Q. No subsequent events were identified requiring financial statement recognition or disclosure.
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
11. Litigation
Abbey Litigation
On January 23, 2006, following execution of the Merger Agreement between the Company and 3F Therapeutics, Inc. (“3F”), 3F was informed of a summons and complaint dated January 19, 2006, which was filed in the U.S. District Court in the Southern District of New York by Arthur N. Abbey (“Abbey”) against 3F Partners Limited Partnership II (a major stockholder of 3F, “3F Partners II”), Theodore C. Skokos (the then chairman of the board and a stockholder of 3F), 3F Management II, LLC (the general partner of 3F Partners II), and 3F (collectively, the “Defendants”) (the “Abbey I Litigation”). The summons and complaint alleges that the Defendants committed fraud under federal securities laws, common law fraud and negligent misrepresentation in connection with the purchase by Abbey of certain securities of 3F Partners II. In particular, Abbey claims that the Defendants induced Abbey to invest $4 million in 3F Partners II, which, in turn, invested $6 million in certain preferred stock of 3F, by allegedly causing Abbey to believe, among other things, that such investment would be short-term. Pursuant to the complaint, Abbey is seeking rescission of his purchase of his limited partnership interest in 3F Partners II and return of the amount paid therefor (together with pre-and post-judgment interest), compensatory damages for the alleged lost principal of his investment (together with interest thereon and additional general, consequential and incidental damages), general damages for all alleged injuries resulting from the alleged fraud in an amount to be determined at trial and such other legal and equitable relief as the court may deem just and proper. Abbey did not purchase any securities directly from 3F and is not a stockholder of 3F. On March 23, 2006, 3F filed a motion to dismiss the complaint. On August 6, 2007, the Court granted 3F’s motion to dismiss the complaint based on plaintiff’s failure to state a claim upon which relief may be granted and ordered the Clerk of the Court to close the case. On August 30, 2007, Abbey filed a Notice of Appeal with the United States Court of Appeals for the Second Circuit seeking to reverse the District Court’s August 6, 2007 Order dismissing the case. On December 18, 2008, the Second Circuit issued a Summary Order that affirmed the District Court’s judgment of dismissal finding that Abbey failed to state a claim against 3F. However, the Second Circuit remanded the case to the District Court to allow Abbey a chance to replead his claims. On or about February 13, 2009, Arthur Abbey filed an amended complaint which purports to allege additional facts to support the same claims against 3F that were asserted and dismissed in the original complaint. On or about March 31, 2009, 3F served and filed its motion to dismiss the amended complaint with prejudice. 3F’s motion to dismiss was fully submitted on June 8, 2009.
On or about June 14, 2006, Abbey commenced a second civil action in the Court of Chancery in the State of Delaware by serving 3F with a complaint naming both 3F and Mr. Skokos as defendants (the “Abbey II Litigation”). The complaint alleges, among other things, fraud and breach of fiduciary duties in connection with the purchase by Abbey of his partnership interest in 3F Partners II. The Delaware action seeks: (1) a declaration that (a) for purposes of the merger, Abbey was a record stockholder of 3F and was thus entitled to withhold his consent to the merger and seek appraisal rights after the merger was consummated and (b) the irrevocable stockholder consent submitted by 3F Partners II to approve the merger be voided as unenforceable; and (2) damages based upon allegations that 3F aided and abetted Mr. Skokos in breaching Mr. Skokos’s fiduciary duties of loyalty and faith to Abbey. On July 17, 2006, 3F filed a motion to dismiss the complaint in the Abbey II Litigation, or, alternatively, to stay the action pending adjudication of the Abbey I Litigation. On October 10, 2006, the Delaware Chancery Court entered an order staying the Delaware action pending the outcome of the Abbey I litigation. On or about August 17, 2007, the parties informed the Delaware Chancery Court that they would consent to the continued stay of the Delaware action pending the outcome of Abbey’s appeal of the Abbey I Litigation. The stay remains in effect pending the outcome of 3F’s motion to dismiss the amended complaint.
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
In 2006, we completed the acquisition of all the voting and non-voting stock of 3F Therapeutics, Inc. (“3F”), a privately-held medical device company specializing in manufacturing tissue heart valves. The acquisition was consummated pursuant to an agreement and plan of merger, as amended (“the Merger Agreement”). Under the terms of the Merger Agreement, upon closing, we paid each 3F stockholder its pro-rata portion of an initial payment of 9,000,000 shares of our common stock, subject to certain adjustments. In addition to the initial closing payment, we are obligated to make additional contingent payments to 3F stockholders of up to 10,000,000 shares of our common stock with shares issuable upon obtaining each of the CE mark and FDA approval of certain future key products on or prior to December 31, 2013. Milestone share payments may be accelerated upon completion of certain transactions involving these future key products. Our current first generation tissue valve, the ATS 3f Aortic Bioprosthesis, has received the CE mark and is available for sale in Europe and certain other international markets. In the United States, we received FDA approval of this product in October 2008.

Also in 2006, we entered into an exclusive distribution agreement with Novare Surgical Systems, Inc. (“Novare”). Novare is the owner of the Enclose II® cardiac anastomosis assist device, which is a device used by cardiac surgeons to attach a bypass vessel to the aorta during coronary artery bypass graft surgery. Under the terms of the agreement, we hold the exclusive right to market, sell and distribute the Enclose II product in the United States, Germany, France and the United Kingdom. We discontinued selling the Enclose II device on August 1, 2009. .
In June 2007, we acquired the cryoablation surgical device business of CryoCath. The acquisition included the SurgiFrost, FrostByte and SurgiFrost XL family of products for which we served as CryoCath’s exclusive agent in the United States and distributor in certain international markets. Under the acquisition agreement, we paid CryoCath $22.0 million upon closing of the transaction (reduced by $0.9 million subsequent to closing) and $2.0 million during 2008 upon the achievement of certain manufacturing transition milestones. We also paid $2.0 million in June 2009 (two years after closing) and up to $4.0 million in contingent payments based on future sales of Surgifrost XL, an FDA cleared and CE Marked product designed to enable less-evasive ablations. This technology enables us to leverage our current operating infrastructure and allows us to better address the rapidly growing $130 million cardiac arrhythmia market within cardiac surgery. The transaction was financed with a portion of the proceeds of an $8.6 million senior secured Term Loan from Silicon Valley Bank and the private placement of 9,800,000 shares of our common stock to Alta Partners VIII, L.P., a life sciences venture capital firm.
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

Results of Operations
The following table provides the dollar and percentage change in the Statements of Operations for the three and six periods ended July 4, 2009 and June 28, 2008.

	Three months ended July 4 (June 28)				Six months ended July 4 (June 28)
			Increase (Decrease)				Increase (Decrease)
(in thousands)	2009	2008	$	%	2009	2008	$	%

Net sales	$19,781	$16,900	$2,881	17.0%	$38,184	$31,745	$6,439	20.3%
Cost of goods sold	7,040	6,610	430	6.5%	13,170	12,507	663	5.3%

Gross profit	12,741	10,290	2,451	23.8%	25,014	19,238	5,776	30.0%

Operating expenses:
Sales and marketing	7,525	7,147	378	5.3%	15,026	13,634	1,392	10.2%
Research and development	1,817	2,302	(485)	(21.1)%	3,861	4,508	(647)	(14.4)%
General and administrative	2,431	2,764	(333)	(12.0)%	4,907	5,768	(861)	(14.9)%
Amortization of intangibles	812	890	(78)	(8.8)%	1,600	1,781	(181)	(10.2)%

Total operating expenses	12,585	13,103	(518)	(4.0)%	25,394	25,691	(297)	(1.2)%

Operating income (loss)	156	(2,813)	(2,969)	(105.5)%	(380)	(6,453)	(6,073)	(94.1)%

Net interest expense	(694)	(657)	37	5.6%	(1,413)	(1,276)	137	10.7%
Other income (expense), net	471	(1,040)	(1,511)	(145.3)%	118	878	(760)	(86.6)%

Net loss before income taxes	(67)	(4,510)	(4,443)	(98.5)%	(1,675)	(6,851)	(5,176)	(75.6)%
Income tax expense	(119)	(159)	(40)	(25.2)%	(182)	(229)	(47)	(20.5)%

Net loss	($186)	($4,669)	$(4,483)	(96.0)%	($1,857)	($7,080)	$(5,223)	(73.8)%

The following table presents the Statements of Operations as a percentage of net sales for the three and six month periods ended July 4, 2009 and June 28, 2008.

	Three months ended		Six months ended
	July 4 (June 28)		July 4 (June 28)
	2009	2008	2009	2008

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	35.6%	39.1%	34.5%	39.4%

Gross profit	64.4%	60.9%	65.5%	60.6%
Operating expenses:
Sales and marketing	38.0%	42.3%	39.4%	42.9%
Research and development	9.2%	13.6%	10.1%	14.2%
General and administrative	12.3%	16.4%	12.9%	18.2%
Amortization of intangibles	4.1%	5.3%	4.2%	5.6%

Total operating expenses	63.6%	77.5%	66.5%	80.9%

Operating Income (loss)	0.8%	(16.6)%	(1.0)%	(20.3)%

Net interest income (expense)	(3.5)%	(3.9)%	(3.7)%	(4.0)%
Other income (expense), net	2.4%	(6.2)%	0.3%	2.8%

Net loss before income taxes	(0.3)%	(26.7)%	(4.4)%	(21.6)%
Income tax expense	(0.6)%	(0.9)%	(0.5)%	(0.7)%

Net loss	(0.9)%	(27.6)%	(4.9)%	(22.3)%

Net Sales. The following table provides the dollar and percentage change in net sales inside and outside the United States for the three and six month periods ended July 4, 2009 and June 28, 2008.

	Three months ended July 4 (June 28)				Six months ended July 4 (June 28)
			Increase				Increase
(in thousands)	2009	2008	$	%	2009	2008	$	%

United States	$7,581	$6,598	$983	14.9%	$15,513	$12,427	$3,086	24.8%
Outside United States	12,200	10,302	1,898	18.4%	22,671	19,318	3,353	17.4%

Total	$19,781	$16,900	$2,881	17.0%	$38,184	$31,745	$6,439	20.3%

The following table provides net sales inside and outside the United States as a percentage of total net sales for the three and six month periods ended July 4, 2009 and June 28, 2008.

	Three months ended		Six months ended
	July 4 (June 28)		July 4 (June 28)
	2009	2008	2009	2008

United States	38.3%	39.0%	40.6%	39.1%
Outside United States	61.7%	61.0%	59.4%	60.9%

Total	100.0%	100.0%	100.0%	100.0%

The following table provides net sales by product group for the three and six month periods ended July 4, 2009 and June 28, 2008.

	Three months ended July 4 (June 28)				Six months ended July 4 (June 28)
			Increase (Decrease)				Increase (Decrease)
(in thousands)	2009	2008	$	%	2009	2008	$	%

Heart valve therapy	$14,736	$12,093	$2,643	21.9%	$27,981	$22,774	$5,207	22.9%
Surgical arrhythmia	4,722	4,386	336	7.7%	9,626	8,234	1,392	16.9%
Surgical tools and accessories	323	421	(98)	(23.3)%	577	737	(160)	(21.7)%

Total	$19,781	$16,900	$2,881	17.0%	$38,184	$31,745	$6,439	20.3%

Total net sales in the second quarter and first six months of 2009 increased 17.0% and 20.3%, respectively, over the same periods in 2008. Our net sales increases in the second quarter and first six months of 2009 were negatively impacted (approximately 470 and 450 basis points, respectively) by lower foreign currency exchange rates against the U.S. dollar during 2009. Approximately 20% of our total sales for the first six months of 2009 was invoiced in Euros or other local currencies in European markets where we sell our products directly to hospitals.
Heart valve therapy sales, our largest product group, consists of mechanical and tissue heart valves and heart valve repair products. Our mechanical heart valve products continue to be our primary product line and comprised approximately 60% of our total worldwide sales for the first six months of 2009, compared to 65% for the same period in 2008. Surgical arrhythmia therapy products consist of cryotherapy products for the ablation of cardiac arrhythmias. We acquired this business from CryoCath in 2007. Surgical tools and accessories consist primarily of cardiac anastomosis assist devices and thoracic port systems. Effective August 1, 2009, we will no longer distribute anastomotic assist devices, which represented approximately $0.2 million and $0.4 million of sales in the second quarter and first six months of 2009, respectively.
Worldwide mechanical heart valve revenue for the three and six months ended July 4, 2009 increased 10% and 11% from the same periods in 2008, respectively, due to stronger mechanical heart valve sales in Asia and certain developing markets. Tissue heart valve revenue increased 239% in the second quarter of 2009 to $1.6 million, and increased 286% in the first half of 2009 to $2.7 million compared to the same periods in 2008, driven primarily by the limited commercial launch of the Company’s first generation U.S. tissue valve product, the ATS 3f Aortic

Bioprosthesis, approved by the FDA in October 2008. U.S. tissue valve revenue comprised more than 50% of total tissue valve revenue for the first six months of 2009. Heart valve repair revenue increased 54% for the second quarter of 2009 to $1.2 million, and increased 64% to $2.4 million for the first half of 2009, compared to the same periods in 2008, due to the introduction of our semi-rigid line of repair rings in the first quarter of 2008 as well as to continued sales growth of our existing repair ring products.
Surgical arrhythmia therapy revenue in the second quarter and first half of 2009 increased 8% and 17%, respectively, compared to the same periods in the prior year. Cryotherapy products in general and CryoMaze procedural growth in particular has benefited from the overall growth of the surgical ablation market and increased market acceptance of cryo-energy (cold) as a preferred technology to perform Cox-Maze lesion sets.
Cost of Goods Sold and Gross Profit. Our second quarter and first half 2009 gross profit percentages of net sales improved to 64.4% and 65.5% from 60.9% and 60.6% for the same periods in the prior year, respectively.
Our second quarter and first half 2009 gross profit has benefited significantly from lower product manufacturing costs, particularly for mechanical heart valves. The cost declines are attributable primarily to higher manufacturing volumes as a result of increased demand. Lower product costs increased our second quarter and first half 2009 gross profit percentages of net sales by approximately 650 and 830 basis points, respectively, compared to the comparable periods of 2008. Also contributing to the higher second quarter and first half 2009 gross profit percentages were higher U.S. average selling prices, attributable in large part to tissue valves, which increased both our second quarter and first half 2009 gross profit percentages of net sales by approximately 200 basis points compared to the same periods in the prior year.
Partially offsetting the improved 2009 gross profit percentages of net sales were (1) shifts in the overall product mix to lower margin products, which decreased our second quarter and first half 2009 gross profit percentages of net sales by approximately 220 and 270 basis points, respectively, compared to comparable periods of 2008 and (2) lower international selling prices due to foreign currency exchange rate changes and geographical sales mix shifts resulting from higher sales growth in lower-margin countries, which had a net unfavorable impact on both our second quarter and first half 2009 gross profit percentages of net sales of approximately 280 basis points compared to the comparable periods in the prior year.
Sales and Marketing. In the United States, our sales and marketing costs for the second quarter and first half of 2009 increased approximately 12% and 18%, respectively, over the comparable periods in the prior year, to $4.8 million and $9.8 million, respectively. The increases reflect costs for additional marketing personnel and higher marketing program costs, particularly for our tissue heart valve and repair ring businesses. Field selling costs in the United States were 8% higher in the first half of 2009 compared to the same period in the prior year, reflecting primarily higher variable compensation connected with increased 2009 sales in the United States.
Internationally, our sales and marketing costs for the second quarter and first half of 2009 decreased approximately 6% and 2% over the comparable periods in the prior year to $2.7 million and $5.3 million, respectively. The decreases are attributable to the offsetting impacts of significantly lower Euro-to-U.S. dollar foreign exchange rates during the first half of 2009 than during the first half of 2008 (more than 75% of our international sales and marketing costs are denominated in Euros) and higher costs associated with our continuing investment in international markets, evidenced by the establishment of a European support office in Belgium during the second half of 2008 to continue the support and expansion of our direct sales operations in Europe.
Research and Development. Research and development (“R & D”) expenses for the second quarter and first half of 2009 decreased 21% and 14%, respectively, over the comparable periods in the prior year to $1.8 million and $3.9 million, respectively. The decrease reflects lower direct tissue valve R & D expenses after FDA approval of our first generation tissue valve in October 2008, lower clinical program costs for tissue valves and prior year development and start-up costs for surgical cryoablation manufacturing. These declines are generally related to the timing and stages of individual projects and were partially offset by higher headcount, compensation and consulting costs and the allocation of stock compensation expense to R & D beginning in 2009.
General and Administrative. General and administrative (“G & A”) expenses for the second quarter and first half of 2009 decreased $0.3 million and $0.9 million, respectively, over the comparable periods in 2008 to $2.4 million and $4.9 million, respectively. The primary driver behind these declines was significantly lower legal fees ($0.4 million for the second quarter of 2009 and $1.2 million for the first half of 2009) after the fourth quarter 2008 settlement of the litigation with CarboMedics.

In the second quarters of 2009 and 2008, we recognized total stock compensation expense of $0.7 million and $0.4 million, respectively. In the first halves of 2009 and 2008, we recognized total stock compensation expense of $1.2 million and $0.8 million, respectively. Stock compensation expense has been allocated to cost of goods sold, sales and marketing, R & D and G & A expenses as indicated above in Note 2 of “Notes to Consolidated Financial Statements” in this Form 10-Q. The increase in stock compensation expense is attributable primarily to new equity grants and awards and to fewer forfeitures.
Amortization of Intangibles. Amortization expense for the second quarter and first half of 2009 decreased $0.1 million and $0.2 million, respectively, over the comparable periods in 2008, attributable primarily to certain trademark intangibles becoming fully amortized in the third quarter of 2008. Amortization expense for both 2009 and 2008 primarily consists of amortization of our pyrolytic carbon technology license with CarboMedics as well as amortization of definite-lived intangible assets acquired in connection with our 2006 acquisition of 3F and our 2007 acquisition of the surgical cryoablation business of CryoCath. We estimate total amortization expense for full year 2009 will be approximately $3.3 million.
Net Interest Expense. Net interest expense for the second quarter and first half of 2009 increased approximately 6% and 11%, respectively, over the comparable periods of the prior year, reflecting primarily lower interest income on cash and investment balances.
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
Other Income (Expense). The following table summarizes our net other income (expense) for the second quarter and first half of 2009 and 2008:

	Three months ended		Six months ended
	July 4 (June 28)		July 4 (June 28)
(in thousands)	2009	2008	2009	2008

Alta warrant liability gain (loss)	$—	($1,277)	$—	$243
Convertible Senior Notes derivative liability gain	9	15	18	30
Net realized foreign currency transaction gain (loss)	118	441	(110)	688
Unrealized foreign currency gain (loss) related to short-term intercompany balances with foreign subsidiaries	344	(219)	210	(83)

Net other income (expense)	$471	($1,040)	$118	$878

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

Income Taxes. In the first half of both 2009 and 2008, we recognized approximately $0.2 million of income tax expense, respectively, related to (1) deferred income taxes connected with the deductibility of goodwill from the CryoCath acquisition for tax purposes, but not for book purposes, and the uncertainty of the timing of its reversal for book purposes and (2) current income taxes for certain of our European sales and distribution subsidiaries. In future years, we will continue recognizing deferred income tax expense related to this goodwill over its tax life as long as there is no impairment of the goodwill’s recorded value.
Through 2008 we have accumulated approximately $161 million of net operating loss (“NOL”) carryforwards for U.S. tax purposes ($57 million related to 3F). We believe our ability to fully utilize the existing NOL carryforwards could be restricted on a portion of the NOL by changes in control that may have occurred or may occur in the future and by our ability to generate net income. We are conducting a formal study of whether, or to what extent, past changes in control of ATS impair our NOL carryforwards. We have recorded no net deferred tax asset related to our NOL carryforwards and other deferred items as we currently cannot determine that it is more likely than not that this asset will be realized and we, therefore, have provided a valuation allowance for the entire asset.
Net Loss. Our changes in net losses in the second quarter and first half of 2009 compared to the comparable periods in 2008 were due to higher sales and gross profit, slightly lower operating expenses and changes in non-operating income, all of which are described in detail above.
Liquidity and Capital Resources
Cash and, cash equivalents totaled $11.3 million and $20.9 million at July 4, 2009 and December 31, 2008, respectively.
Operating Activities. During the first half of 2009, we received cash payments from customers of approximately $37.4 million and made payments to employees and suppliers of approximately $42.5 million. During the first half of 2008, we received cash payments from customers of approximately $30.1 million and made payments to employees and suppliers of approximately $34.1 million. Cash payments made during the first half of 2009 include the payment of a $4.5 million litigation settlement payment to CarboMedics on April 30, 2009. Since 2002, we have incurred significant expenses to support the commercialization of ATS products both in the United States and international markets, have invested in new products and technologies and have completed strategic acquisitions and business partnerships to diversify our product portfolio. As we grow sales in future periods, better leverage our operating expenses and continue to drive declines in our product manufacturing costs, we believe our operating losses will continue to decrease and we will move toward a cash flow breakeven on sales and eventually to full-year profitability.
Investing Activities. On June 29, 2009, we made a $2.0 million acquisition payment to CryoCath due two years after the June 2007 closing of the acquisition of the cryoablation surgical device business of CryoCath. We purchased leasehold improvements, property and equipment totaling $0.7 million and $0.9 million during the first six months of 2009 and 2008, respectively. A significant portion of our capital spending in 2008 was related to the addition of a surgical cryoablation production clean room at our Plymouth, Minnesota location following our 2007 acquisition of the surgical cryoablation business of CryoCath.
Financing Activities. During the first half of 2009, we raised $0.2 million from the issuance of common stock, primarily through exercises of stock options and warrants as well as purchases under our employee stock purchase plan. We also converted a long-term restricted investment of $0.5 million to cash during the first half of 2009. During the first half of 2008, we raised $3.4 million from the issuance of common stock, including $3.2 million received upon the June 2008 exercise of warrants on 1,960,000 shares of our common stock at an exercise price of $1.65 per share. The warrants were originally issued in connection with a June 2007 private placement sale of our common stock.
In June 2008, we entered into a Subordinated Credit Agreement with Theodore C. Skokos, a member of our Board of Directors, for a two-year, $5 million Revolving Credit Facility. Advances under the Credit Facility will carry interest at 15% per annum payable quarterly. The Credit Facility also carries an annual commitment fee of 1% of the average unused Revolving Commitment Amount, payable annually. Our obligations to Mr. Skokos under the Credit Agreement are subordinate to (1) our obligations to the holders of the Company’s 6% Convertible Senior Notes due 2025 issued in October 2005 and (2) our obligations to Silicon Valley Bank. All assets are pledged as collateral on the Credit Facility. As of July 4, 2009, no amounts had been drawn under the Credit Facility. In connection with the execution of the Credit Agreement, we issued to Mr. Skokos a warrant to purchase 245,098 shares of our common stock at $2.04 per share until June 29, 2015. In July 2008, Mr. Skokos exercised this warrant in full and we received $0.5 million from the exercise. We are obligated to issue additional seven-year warrants to Mr. Skokos in the future based on the total amount of advances under the Credit Facility. The maximum number of additional shares issuable pursuant to warrants issued under the Credit Facility is 490,196 shares (not including the warrant issued upon execution of the Credit Agreement), which represents 20% of the maximum amount of advances under the $5 million Credit Facility divided by the $2.04 warrant exercise price.
Since 2004 we have maintained a Loan Agreement with Silicon Valley Bank. Under the Loan Agreement, as amended, all ATS assets are pledged as collateral and we are subject to certain financial covenants. In June 2007, we entered into an Amendment to the Loan Agreement whereby the Bank provided for an $8.6 million Term Loan, which we used to repay then outstanding term loans and advances from the Bank and to purchase the surgical cryoablation business from CryoCath. Under the Term Loan, as amended, we made monthly payments of interest only from July 2007 through March 2008, and we began making monthly payments of principal plus interest effective April 2008 and continuing until June 2011. Accordingly, we repaid $1.5 million and $0.7 million of principal on the Term Loan during the first half of 2009 and 2008, respectively. We have the right to prepay all, but not less than all, of the outstanding Term Loan at any time so long as no event of default has occurred. Interest on the Term Loan accrues at a fixed rate per annum of 9.5%, equal to 1.25% above the Prime Rate in effect as of the funding date of the Term Loan.
The June 2007 Amendment also made certain changes to the liquidity ratio covenant set forth in the Loan Agreement, as amended. The liquidity ratio was changed to require that we maintain, at all times, on a consolidated basis, a ratio of (1) the sum of (a) our unrestricted cash (and equivalents) on deposit with the Bank plus (b) 50% of the our accounts receivable arising form the sale or lease of goods, or provision of services, in the ordinary course of business, divided by (2) our indebtedness to the Bank for borrowed money, of equal to or greater than 1.4 to 1.0. In 2008, the Company entered into an Amendment to the Loan Agreement whereby, for the balance of 2008, the 1.4 to 1.0 required liquidity ratio was reduced to 1.1 to 1.0 for intra-quarter months only. The liquidity ratio remains at 1.4 to 1.0 for quarter-end months and will revert to 1.4 to 1.0 for all months beginning in 2009. In December 2008, we entered into an Amendment to the Loan Agreement whereby the liquidity ratio was raised to 2.0 to 1.0 until the payment of a $4.5 million litigation settlement payment was made to CarboMedics on April 30, 2009, and a related security interest granted to CarboMedics was released. Upon such payment, the Bank agreed to return the liquidity ratio requirement to 1.4 to 1.0. In addition, the December 2008 Amendment required us to maintain at least $4.5 million on deposit with the Bank at all times until the litigation settlement payment of $4.5 million was. On April 30, 2009, we made the $4.5 million settlement payment. As of July 4, 2009, we were in compliance with all financial covenants set forth in the Loan Agreement, as amended.
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
Cash Management
We anticipate that operating costs will remain relatively high in comparison to sales during 2009 and will continue to require the use of cash to fund operations. Based upon the current forecast of sales and operating expenses, we anticipate having sufficient cash to fund our operations. However, we may need to raise additional cash in or after 2009 to fund our strategic investments or to opportunistically add accretive products to our distribution network. As identified in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, global economic turmoil may adversely impact our revenue, access to the capital markets or future demand for our products, all of which could affect our long-term viability. Approximately 60% of our revenue is derived from markets outside the United States and this revenue may be adversely impacted by large swings in foreign currency exchange rates and the availability of credit for our distributors in emerging markets. Maintaining adequate levels of working capital depends in part upon the success of our products in the marketplace, the relative profitability of those products and our ability to control operating and capital expenses.

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

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended July 4, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings
Abbey Litigation
On January 23, 2006, following execution of the Merger Agreement between the Company and 3F, 3F was informed of a summons and complaint dated January 19, 2006, which was filed in the U.S. District Court in the Southern District of New York by Arthur N. Abbey (“Abbey”) against 3F Partners Limited Partnership II (a major stockholder of 3F, “3F Partners II”), Theodore C. Skokos (the then chairman of the board and a stockholder of 3F), 3F Management II, LLC (the general partner of 3F Partners II), and 3F (collectively, the “Defendants”) (the “Abbey I Litigation”). The summons and complaint alleges that the Defendants committed fraud under federal securities laws, common law fraud and negligent misrepresentation in connection with the purchase by Abbey of certain securities of 3F Partners II. In particular, Abbey claims that the Defendants induced Abbey to invest $4 million in 3F Partners II, which, in turn, invested $6 million in certain preferred stock of 3F, by allegedly causing Abbey to believe, among other things, that such investment would be short-term. Pursuant to the complaint, Abbey is seeking rescission of his purchase of his limited partnership interest in 3F Partners II and return of the amount paid therefor (together with pre-and post-judgment interest), compensatory damages for the alleged lost principal of his investment (together with interest thereon and additional general, consequential and incidental damages), general damages for all alleged injuries resulting from the alleged fraud in an amount to be determined at trial and such other legal and equitable relief as the court may deem just and proper. Abbey did not purchase any securities directly from 3F and is not a stockholder of 3F. On March 23, 2006, 3F filed a motion to dismiss the complaint. On August 6, 2007, the Court granted 3F’s motion to dismiss the complaint based on plaintiff’s failure to state a claim upon which relief may be granted and ordered the Clerk of the Court to close the case. On August 30, 2007, Abbey filed a Notice of Appeal with the United States Court of Appeals for the Second Circuit seeking to reverse the District Court’s August 6, 2007 Order dismissing the case. On December 18, 2008, the Second Circuit issued a Summary Order that affirmed the District Court’s judgment of dismissal finding that Abbey failed to state a claim against 3F. However, the Second Circuit remanded the case to the District Court to allow Abbey a chance to replead his claims. On or about February 13, 2009, Arthur Abbey filed an amended complaint which purports to allege additional facts to support the same claims against 3F that were asserted and dismissed in the original complaint. On or about March 31, 2009, 3F served and filed its motion to dismiss the amended complaint with prejudice. 3F’s motion to dismiss was fully submitted on June 8, 2009...
On or about June 14, 2006, Abbey commenced a second civil action in the Court of Chancery in the State of Delaware by serving 3F with a complaint naming both 3F and Mr. Skokos as defendants (the “Abbey II Litigation”). The complaint alleges, among other things, fraud and breach of fiduciary duties in connection with the purchase by Abbey of his partnership interest in 3F Partners II. The Delaware action seeks: (1) a declaration that (a) for purposes of the merger, Abbey was a record stockholder of 3F and was thus entitled to withhold his consent to the merger and seek appraisal rights after the merger was consummated and (b) the irrevocable stockholder consent submitted by 3F Partners II to approve the merger be voided as unenforceable; and (2) damages based upon allegations that 3F aided and abetted Mr. Skokos in breaching Mr. Skokos’s fiduciary duties of loyalty and faith to Abbey. On July 17, 2006, 3F filed a motion to dismiss the complaint in the Abbey II Litigation, or, alternatively, to stay the action pending adjudication of the Abbey I Litigation. On October 10, 2006, the Delaware Chancery Court entered an order staying the Delaware action pending the outcome of the Abbey I litigation. On or about August 17, 2007, the parties informed the Delaware Chancery Court that they would consent to the continued stay of the Delaware action pending the outcome of Abbey’s appeal of the Abbey I Litigation. The stay remains in effect pending the outcome of 3F’s motion to dismiss the amended complaint.
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

ITEM 4.	Submission of Matters to a Vote of Security Holders
Our Annual Meeting of Shareholders was held on May 7, 2009, at which time the following proposals were approved:
1)	The election of seven directors to our Board of Directors to hold office for the ensuing year and until their successors are elected and qualified;
2)	The ratification of the selection of Grant Thornton LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2009.
Proxies for the Company were solicited pursuant to Section 14(a) of the Exchange Act, and there was no solicitation in opposition to management’s solicitations. All nominees for directors as listed in the proxy statement were elected. The voting results were as follows:

					Broker
	For	Withhold	Against	Abstain	Non-Votes
Election of Directors:
Michael D. Dale	61,680,764	287,038	—	—	—
Steven M. Anderson	56,461,856	5,505,946	—	—	—
Robert E. Munzenrider	56,332,890	5,634,912	—	—	—
Guy P. Nohra	61,719,137	248,665	—	—	—
Eric W. Sivertson	56,354,202	5,613,600	—	—	—
Theodore C. Skokos	61,660,430	307,372	—	—	—
Martin P. Sutter	61,494,608	473,194	—	—	—

Ratification of Grant Thornton LLP	61,739,540	—	191,418	36,844	—

ITEM 6.	Exhibits
3.1	Third Restated Articles of Incorporation of ATS Medical, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2008).
3.2	Bylaws of the Company, as amended February 13, 2007 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 20, 2007).
4.1	Specimen certificate for shares of common stock of the Company (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).
10.1	Amendment, dated June 2, 2009, to the Loan and Security Agreement between Silicon Valley Bank and the Company dated July 28, 2004.
12.1	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act, as amended (Section 302 Certification).
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-15(e)/15d-15(e) of the Securities

Exchange Act, as amended (Section 302 Certification).
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2009	ATS MEDICAL, INC.
	By:	/s/ Michael D. Dale
Michael D. Dale
Chief Executive Officer (Duly Authorized Officer)

	By:	/s/ Michael R. Kramer
Michael R. Kramer
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Third Restated Articles of Incorporation of ATS Medical, Inc. (Incorporated by reference to Exhibit 3.1 to the
Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2008).

3.2	Bylaws of the Company, as amended February 13, 2007 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 20, 2007).

4.1	Specimen certificate for shares of common stock of the Company (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.1	Amendment, dated June 2, 2009, to the Loan and Security Agreement between Silicon Valley Bank and the Company dated July 28, 2004.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act, as amended (Section 302 Certification)

31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act, as amended (Section 302 Certification)

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification)