Form 10-Q
period 2009-10-03
ATS MEDICAL INC
filed 2009-11-12
CIK 824068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
For the Quarterly Period Ended October 3, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files): ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of each of the registrant’s classes of common stock as of November 6, 2009, was:

Common Stock, $.01 par value	72,077,040 shares

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
ATS Medical, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	October 3,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,092	$20,895
Accounts receivable, net	14,416	14,532
Inventories, net	21,352	20,208
Prepaid expenses	2,160	958

Total current assets	50,020	56,593

Leasehold improvements, furniture and equipment, net	6,613	7,031
Goodwill	17,016	17,016
Other intangible assets	29,722	32,115
Other assets	1,526	2,226

Total assets	$104,897	$114,981

Liabilities and shareholders’ equity
Current liabilities:
Current maturities of bank notes payable	$2,646	$2,646
Accounts payable	3,780	4,054
Accrued compensation	2,349	3,537
Payable to CryoCath Technologies, Inc.	—	1,910
Payable to CarboMedics, Inc.	—	4,500
Other accrued liabilities	2,648	2,257

Total current liabilities	11,423	18,904

Convertible senior notes payable, net of unamortized discounts and bifurcated derivatives of $4,774 at October 3, 2009 and $4,867 at December 31, 2008	17,626	17,533
Bank notes payable	1,764	3,969

Shareholders’ equity:
Common stock, $.01 par value:
Authorized shares — 150,000,000
Issued and outstanding shares — 72,047,421 at October 3, 2009 and 71,077,458 at December 31, 2008	721	711
Additional paid-in capital	227,768	225,657
Accumulated deficit	(154,748)	(151,916)
Accumulated other comprehensive income	343	123

Total shareholders’ equity	74,084	74,575

Total liabilities and shareholders’ equity	$104,897	$114,981

The accompanying notes are an integral part of the consolidated financial statements.

ATS Medical, Inc.
Consolidated Statements of Operations
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three months ended		Nine months ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
Net sales	$18,827	$16,044	$57,011	$47,789
Cost of goods sold	6,983	6,570	20,153	19,077

Gross profit	11,844	9,474	36,858	28,712

Operating expenses:
Sales and marketing	6,950	7,059	21,976	20,693
Research and development	2,226	1,843	6,087	6,351
General and administrative	2,438	2,431	7,345	8,199
Amortization of intangibles	812	891	2,412	2,672

Total operating expenses	12,426	12,224	37,820	37,915

Operating loss	(582)	(2,750)	(962)	(9,203)

Net interest expense	(644)	(700)	(2,057)	(1,976)
Other income (expense), net	383	(241)	501	637

Net loss before income taxes	(843)	(3,691)	(2,518)	(10,542)
Income tax expense	(132)	(55)	(314)	(284)

Net loss	$(975)	$(3,746)	$(2,832)	$(10,826)

Net loss per share:
Basic and diluted	$(0.01)	$(0.06)	$(0.04)	$(0.18)

Weighted average number of shares outstanding:
Basic and diluted	71,941	62,300	71,626	60,691

The accompanying notes are an integral part of the consolidated financial statements.

ATS Medical, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Nine months ended
	October 3,	September 27,
	2009	2008
Operating activities:
Net loss	$(2,832)	$(10,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,828	4,331
Stock-based compensation expense	1,885	1,184
Deferred income taxes	201	144
Non-cash interest expense	601	499
Change in value of warrant liability and derivative liability bifurcated from convertible senior notes	(26)	(286)
Changes in operating assets and liabilities:
Accounts receivable, net	192	(652)
Inventories, net	(1,092)	(1,436)
Prepaid expenses	(1,150)	211
Accounts payable and accrued expenses	(5,995)	710

Net cash used in operating activities	(4,388)	(6,121)

Investing activities:
Purchases of short-term investments	—	(938)
Maturities of short-term investments	—	5,127
Liquidation of long-term restricted cash investment	479	—
Payments for licenses and other intangibles	(19)	—
Payments for business acquisitions	(2,000)	(2,000)
Purchases of leasehold improvements, furniture and equipment	(990)	(1,208)

Net cash provided by (used in) investing activities	(2,530)	981

Financing activities:
Payments on bank notes payable	(2,205)	(1,323)
Net proceeds from issuance of common stock	236	4,002
Other	29	108

Net cash provided by (used in) financing activities	(1,940)	2,787

Effect of foreign exchange rate changes on cash	55	(615)

Decrease in cash and cash equivalents	(8,803)	(2,968)
Cash and cash equivalents at beginning of period	20,895	10,480

Cash and cash equivalents at end of period	$12,092	$7,512

Significant non-cash transactions:
Transfer of warrant liability to additional paid-in capital	$—	$3,670

The accompanying notes are an integral part of the consolidated financial statements.

ATS Medical, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Basis of Presentation
The consolidated financial statements included in this Form 10-Q have been prepared by ATS Medical, Inc. (hereinafter the “Company” or “ATS”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and United States Generally Accepted Accounting Principles (“GAAP”) as set forth by the Financial Accounting Standards Board (“FASB”) in its Accounting Standards Codification (“ASC”), to ensure consistent and accurate reporting of the Company’s financial condition, results of operations and cash flows. The consolidated financial statements include the accounts of the Company and its subsidiaries, and all significant inter-company accounts and transactions are eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U. S. GAAP have been condensed or omitted pursuant to SEC rules and regulations. The year-end balance sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. These unaudited consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
These statements reflect, in management’s opinion, all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. The results of operations for any interim period may not be indicative of results for the full year.
The Company utilizes a 52 week calendar year that ends on December 31. For interim periods, the Company utilizes a 13 week quarterly period that ends on the Saturday nearest the end of the calendar quarter. The three month periods ended October 3, 2009 and September 27, 2008 each consisted of 91 calendar days. The nine month periods ended October 3, 2009 and September 27, 2008 consisted of 276 and 271 calendar days, respectively.
Note 2. Stock-Based Compensation and Equity Plans
Stock-Based Compensation
The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles set forth in FASB ASC 718, Stock Compensation, which requires all share-based payments to be recognized in the income statement based on their fair values.
The following table summarizes stock compensation expense recognized in the statements of operations for the three and nine month periods ended October 3, 2009 and September 27, 2008.

	Three months ended		Nine months ended
	October 3,	September 27,	October 3,	September 27,
(in thousands, except per share data)	2009	2008	2009	2008

Stock compensation expense included in:
Cost of goods sold	$19	$—	$66	$—
Sales and marketing expenses	362	258	982	701
Research and development expenses	74	—	223	—
General and administrative expenses	233	157	614	483

Total stock compensation expense	$688	$415	$1,885	$1,184

Stock compensation expense per share	$0.01	$0.01	$0.03	$0.02

Based on an analysis of the Company’s historical data, the Company applied forfeiture rates during the nine month periods ended October 3, 2009 and September 27, 2008 of 9.56% and 10.79%, respectively, to stock options and restricted stock units (“RSUs”) outstanding in determining its stock compensation expense, which it believes are reasonable forfeiture estimates for these periods.

As of October 3, 2009, the Company had approximately $0.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over a weighted average period of 4.1 years, and approximately $5.9 million of total unrecognized compensation expense, net of estimated forfeitures, related to RSU awards that will be recognized over a weighted average period of approximately 3.6 years.
Equity Plans
The Company had a total of 8,852,468 shares of common stock reserved for stock option grants and RSU awards at October 3, 2009, of which 2,133,194 shares were available for future grants or awards under the Company’s stock-based compensation plans.
The following table summarizes the 2009 changes in stock options outstanding under the Company’s stock-based compensation plans:

					Weighted
	Stock Options Outstanding				Average Option
	Under the Plans		Non-Plan		Exercise Price
	ISO	Non-ISO	Options	Total	Per Share

Outstanding at December 31, 2008	642,650	299,000	1,493,200	2,434,850	$2.89
Options granted	157,250	—	—	157,250	2.64
Options exercised	(3,100)	—	—	(3,100)	1.05
Options canceled	(67,500)	(10,000)	—	(77,500)	4.57

Outstanding at October 3, 2009	729,300	289,000	1,493,200	2,511,500	$2.82

As of October 3, 2009, the aggregate intrinsic value of options outstanding was approximately $1.5 million and the aggregate intrinsic value of options exercisable was approximately $1.4 million.
The following table summarizes 2009 RSU award activity under the Company’s stock-based compensation plans:

		Weighted	Weighted
		Average	Average
	Number of	Award Date	Remaining
	Shares	Fair Value	Contractual Term

Outstanding (unvested ) at December 31, 2008	3,391,743	$2.00	2.14 years
Awards granted	1,929,273	2.26
Awards vested	(873,286)	2.08
Awards forfeited	(239,956)	1.87

Outstanding (unvested) at October 3, 2009	4,207,774	$2.11	2.10 years

As of October 3, 2009, the aggregate intrinsic value of unvested RSU awards outstanding was approximately $11.0 million.
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

In June 2007, the Company sold to Alta Partners VIII, L.P. (“Alta”) 9,800,000 shares of its common stock and a seven-year warrant to purchase up to 1,960,000 shares of common stock at an exercise price of $1.65 per share. The Company was required to treat the Alta warrant as a liability pending approval of its shareholders at the Company’s 2008 annual meeting of shareholders (or any subsequent annual meeting) to issue shares of common stock to Alta upon exercise of the warrant. Accordingly, the fair value of the warrant was recorded as a liability on the date of issuance and marked-to-market at each quarter-end, resulting in a change in valuation credit to other income of $1.5 million for the quarter ended March 29, 2008. At the Company’s annual meeting of shareholders in May 2008, the Company received shareholder approval to issue shares of common stock upon exercise of the warrant. Consequently, the liability was marked-to-market through the date of shareholder approval, with the remaining warrant liability balance of $3.7 million credited to additional paid-in capital. Alta warrant liability activity for the nine months ended October 3, 2008 is summarized below:

(in thousands)

Warrant liability balance on January 1, 2008	$3,913

Total losses (gains) included in other expense (income):
First quarter 2008	(1,521)
Second quarter 2008	1,278

Transfer to additional-paid-in-capital	(3,670)

Warrant liability balance on October 3, 2008	$—

In June 2008, Alta exercised the warrant on all 1,960,000 shares of common stock. The Company received $3.2 million as a result of the exercise.
Note 4. Inventories
The Company carries and relieves inventories at the lower of manufacturing cost (first-in, first-out basis) or market (net realizable value). Inventories consisted of the following (in thousands):

	October 3,	December 31,
	2009	2008
Raw materials	$2,780	$4,712
Work-in-process	6,122	4,880
Finished goods	13,450	11,416

Total inventories	22,352	21,008
Less: non-current inventories	(1,000)	(800)

Inventories, net	$21,352	$20,208

A portion of the Company’s finished goods inventories was in excess of its current requirements based on the historical and anticipated level of sales. Management believes that these excess quantities will be utilized over the next two years. The Company therefore included $1.0 million and $0.8 million of inventories in non-current other assets on the balance sheets at October 3, 2009 and December 31, 2008, respectively.
Note 5. Comprehensive Income (Loss)
Comprehensive income (loss) for the Company includes gains and losses from foreign currency translation which are charged or credited to the cumulative translation account within shareholders’ equity. The Company recognized net comprehensive gains of $0.1 million and $0.2 million for the three and nine month periods ended October 3, 2009, respectively, and recognized a net comprehensive loss of $0.6 million for the three and nine month periods ended September 27, 2008.

Note 6. Intangible Assets
Indefinite-lived Intangible Assets
Indefinite-lived intangible assets consist of goodwill, which is carried at cost. The Company applies the accounting principles set forth in FASB ASC 350, Intangibles-Goodwill and Other, to its intangible assets, which prohibits the amortization of intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. Management reviews indefinite-lived intangible assets for impairment annually as of the last day of the second quarter, or more frequently if a change in circumstances or occurrence of events suggests the remaining value may not be recoverable. The test for impairment requires management to make estimates about fair-value which are based either on the expected undiscounted future cash flows or on other measures of value such as the market capitalization of the Company. If the carrying amount of the assets is greater than the measures of fair value, impairment is considered to have occurred and a write-down of the asset is recorded. Management completed the annual impairment test as of the end of the second quarter of 2009 and determined that the Company’s goodwill was not impaired. In performing its annual impairment test, the Company used a market capitalization approach based on the closing price of the Company’s common stock on the date of measurement. This market capitalization value was compared to the net book value of the Company (i.e. total assets, including goodwill, minus total liabilities). The total market capitalization exceeded the net book value of the Company; therefore, no goodwill impairment was indicated.
Definite-lived Intangible Assets
Definite-lived intangible assets consist of technology licenses and agreements, which are carried at amortized cost. The Company assesses definite-lived intangible asset impairment in accordance with FASB ASC 360-10-35. If a triggering event occurs, the Company assesses the recoverability of definite-lived intangible assets by reference to future gross profit cash flows from the underlying products using the capitalized technology and trademarks.
Note 7. Debt and Borrowings
Convertible Senior Notes Payable
In 2005, the Company sold a combined $22.4 million aggregate principal amount of 6% Convertible Senior Notes due 2025 (“Notes”) which are convertible into 5,333,334 shares of the Company’s common stock, Warrants to purchase 1,344,000 shares of the Company’s common stock exercisable at $4.40 per share (“Warrants”), and embedded derivatives. Interest is payable under the Notes each April and October. The Company has the right to redeem the Notes at 100% of the principal amount plus accrued interest at any time on or after October 20, 2008, and the investors have the right to require the Company to repurchase the Notes at 100% of the principal amount plus accrued interest on October 15 in 2010, 2015 and 2020. Accordingly, the Company will reclassify the Notes from long-term to current liabilities on its balance sheet in the fourth quarter of 2009.
The total value of the Warrants on the date of issuance was recorded as a discount on the Notes. In addition, the Company has bifurcated embedded derivatives from the Notes as required by FASB ASC 815, Derivatives and Hedging, and applicable SEC rules. The Company recorded a derivative liability on the date of issuance of the Notes, with an offsetting discount on the Notes. The derivative liability includes certain time-based provisions of the Notes which will expire over time, the latest in 2011. The total discount on the Notes is being amortized to interest expense over the 20 year life of the Notes, using the effective interest method. Interest expense attributable to discount amortization totaled approximately $0.1 million for each of the nine month periods ended October 3, 2009 and September 27, 2008, respectively.
The derivative liability is adjusted to fair value on a quarterly basis. Derivative liability activity is summarized below:

	Nine months ended
	October 3,	September 27,
(in thousands)	2009	2008

Derivative liability balance at beginning of period	$90	$141
Change in valuation gain included in other income:
First quarter	(9)	(15)
Second quarter	(9)	(15)
Third quarter	(8)	(13)

Derivative liability balance at end of period	$64	$98

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
The June 2007 Amendment also made certain changes to the liquidity ratio covenant set forth in the Loan Agreement, as amended. The liquidity ratio was changed to require that the Company maintain, at all times, on a consolidated basis, a ratio of (a) the sum of (1) unrestricted cash (and equivalents) of the Company on deposit with the Bank plus (2) 50% of the Company’s accounts receivable arising form the sale or lease of goods, or provision of services, in the ordinary course of business, divided by (b) the indebtedness of the Company to the Bank for borrowed money, equal to or greater than 1.4 to 1.0. In June 2008, the Company entered into an Amendment to the Loan Agreement whereby, for the balance of 2008, the 1.4 to 1.0 required liquidity ratio was reduced to 1.1 to 1.0 for intra-quarter months only. The liquidity ratio remained at 1.4 to 1.0 for quarter-end months and reverted to 1.4 to 1.0 for all months beginning in 2009. In December 2008, the Company entered into an Amendment to the Loan Agreement (“December 2008 Amendment”) whereby the liquidity ratio was raised to 2.0 to 1.0 until the payment of a $4.5 million litigation settlement payment was made to CarboMedics, Inc. (“CarboMedics”) on April 30, 2009, and a related security interest granted to CarboMedics was released. Upon such payment, the Bank agreed to return the liquidity ratio requirement to 1.4 to 1.0. In addition, the December 2008 Amendment required the Company to maintain at least $4.5 million on deposit with the Bank at all times until the litigation settlement payment of $4.5 million was made. On April 30, 2009, the Company made the $4.5 million settlement payment. As of October 3, 2009, the Company was in compliance with the financial covenants as set forth in the Loan Agreement, as amended.
Subordinated Credit Agreement
In June 2008, the Company entered into a Subordinated Credit Agreement (“Credit Agreement”) with Theodore C. Skokos, a member of the Company’s Board of Directors, for a two-year, $5 million Revolving Credit Facility (“Credit Facility”). Advances under the Credit Facility will carry interest at 15% per annum payable quarterly. The Credit Facility also carries an annual commitment fee of 1% of the average unused Revolving Commitment Amount, payable annually. In July 2009, the annual commitment fee of $50,000 was paid to Mr. Skokos. As of October 3, 2009, no advances had been made and all $5 million was available for borrowing under the Credit Facility.
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

Note 8. Income Taxes
For each of the nine month periods ended October 3, 2009 and September 27, 2008, the Company recognized $0.3 million of income tax expense related to (1) deferred income taxes connected with the deductibility of goodwill from the acquisition of the cryoablation surgical device business of CryoCath Technologies, Inc. for tax purposes, but not for book purposes, and the uncertainty of the timing of its reversal for book purposes and (2) current income taxes for certain of its international subsidiaries. In future years, the Company will continue recognizing deferred income tax expense related to the CryoCath goodwill over its tax life as long as there is no impairment of the goodwill’s recorded value.
Note 9. Fair Value Measurements
Effective January 1, 2008, the Company adopted fair value measurement accounting principles related to its financial assets and liabilities as required by FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements. The adoption of ASC 820 did not have a material impact on the Company’s financial condition or results of operations.
ASC 820 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also describes three levels of inputs that may be used to measure fair value:
•	Level 1 — quoted prices in active markets for identical assets and liabilities.
•	Level 2 — observable inputs other than quoted prices in active markets for identical assets and liabilities.
•	Level 3 — unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.
The fair value of the Company’s warrant liability (described in Note 3 above) was determined based on Level 2 inputs. The fair value of the Company’s convertible debt derivative liability (described in Note 7 above) was determined based on Level 3 inputs using discounted probability cash flow valuation models. As discussed in Note 6 above, the Company’s goodwill is analyzed annually for impairment by reference to fair value based on the Company’s market capitalization, a Level 1 input. The Company assesses the potential impairment of definite-lived intangible assets (if a triggering event occurs) by reference to future gross profit cash flows from the underlying products using the capitalized technology and trademarks, a Level 3 input.
The effective date for certain aspects of ASC 820 was deferred until January 1, 2009. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. The Company adopted these aspects of the accounting for fair value measurements related to its nonfinancial assets and liabilities effective January 1, 2009. This adoption applies to such items as nonfinancial long-lived asset groups measured at fair value for an impairment assessment and determining the fair value of a financial asset when the market for that asset is not active. The application of these remaining aspects of ASC 820 did not have a material impact on the Company’s financial condition or results of operations.
In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (ASU 2009-05), which amends ASC 820 to provide guidance on fair value measurement of liabilities. ASU 2009-05 requires the use of specific valuation techniques when measuring the fair value of liabilities and is effective for the Company in the fourth quarter of 2009. The implementation of ASU 2009-05 is not expected to have a material impact on the Company’s financial condition or results of operations.
Note 10. Recently Issued Accounting Pronouncements
In June 2009, the FASB issued and established its Accounting Standards Codification as the exclusive authoritative reference for nongovernmental U.S. GAAP for use in financial statements issued for interim and annual periods ending after September 15, 2009, except for SEC rules and interpretative releases, which are also authoritative for SEC registrants. Accordingly, the Company has adopted the ASC effective for its third quarter 2009 financial reporting. All references in this Form 10-Q to U.S. GAAP principles have been changed to reference the relevant topic from the FASB ASC. The adoption did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued standards for accounting and reporting of subsequent events, as required by FASB ASC 855, Subsequent Events (“ASC 855”). ASC 855 sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, including:
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
These standards for accounting and reporting of subsequent events was effective for interim or annual periods ending after June 15, 2009, and were adopted by the Company as of that date. The Company has evaluated subsequent events for potential disclosure through November 12, 2009, the date of filing of this Quarterly Report on Form 10-Q. No subsequent events were identified requiring financial statement recognition or disclosure.
In December 2007, the FASB issued standards (included in FASB ASC 805, Business Combinations) which established principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired company and the goodwill acquired. These standards made certain changes to then-existing accounting practices for business combinations. Among the changes made were: transaction-related costs will be expensed; restructuring costs that the acquirer expects but is not obligated (as of the acquisition date) to incur will not be included in the measurement of the acquisition cost; and research and development assets will be capitalized. The new standards also established disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. These new business combination accounting standards were effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, were adopted by the Company effective January 1, 2009, and did not have a material impact on the Company’s financial condition or results of operations.
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
During 2005, we continued to expand our business outside the mechanical heart valve market. We entered into an exclusive development, supply and distribution agreement with Genesee BioMedical, Inc. (“GBI”) under which GBI develops, supplies and manufactures cardiac surgical products to include annuloplasty repair rings and bands and accessories, and we have exclusive worldwide rights to market and sell such products. Our agreement with GBI has produced revenues for us since 2006.
In 2006, we completed the acquisition of all the voting and non-voting stock of 3F Therapeutics, Inc. (“3F”), an early stage privately-held medical device company at the forefront of the emerging field of minimally invasive open- and closed-chest tissue valve replacement. The acquisition of 3F was a major step in the execution of our long-standing vision of obtaining a leadership position in the major segments of the cardiac surgery market. The acquisition was consummated pursuant to an agreement and plan of merger, as amended (“the Merger Agreement”). Under the terms of the Merger Agreement, upon closing, we paid each 3F stockholder its pro-rata portion of an initial payment of 9,000,000 shares of our common stock, subject to certain adjustments. In addition to the initial closing payment, we are obligated to make additional contingent payments to 3F stockholders of up to 10,000,000 shares of our common stock with shares issuable upon obtaining each of the CE mark and FDA approval of certain future key products on or prior to December 31, 2013. Milestone share payments may be accelerated upon completion of certain transactions involving these future key products. Our current first generation tissue valve, the ATS 3f Aortic Bioprosthesis, has received the CE mark and is available for sale in Europe and certain other international markets. In the United States, we received FDA approval of this product in October 2008.

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
In June 2007, we acquired the cryoablation surgical device business of CryoCath. The acquisition included the SurgiFrost, FrostByte and SurgiFrost XL family of products for which we served as CryoCath’s exclusive agent in the United States and distributor in certain international markets. Under the acquisition agreement, we paid CryoCath $22.0 million upon closing of the transaction (reduced by $0.9 million subsequent to closing) and $2.0 million during 2008 upon the achievement of certain manufacturing transition milestones. We also paid $2.0 million in June 2009 (two years after closing) and agreed to pay up to $4.0 million in contingent payments based on future sales of Surgifrost XL, an FDA cleared and CE Marked product designed to enable less-evasive ablations. Based on the results of extensive bench and pre-clinical testing as well as human feasibility studies, the Company discontinued development of the SurgiFrost XL product in late 2008. The Company continues to develop less invasive procedures utilizing its existing set of tools. The acquisition of the cryoablation surgical device business of CryoCath enables us to leverage our current operating infrastructure and allows us to better address the rapidly growing cardiac arrhythmia market within cardiac surgery. The transaction was financed with a portion of the proceeds of an $8.6 million senior secured Term Loan from Silicon Valley Bank and the private placement of 9,800,000 shares of our common stock to Alta Partners VIII, L.P., a life sciences venture capital firm.
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
See Notes 9 and 10 of “Notes to Consolidated Financial Statements” in Item 1 of this Form 10-Q for information on recently issued accounting pronouncements which will or could affect our accounting policies and estimates.

Results of Operations
The following table provides the dollar and percentage change in the Statements of Operations for the three and nine month periods ended October 3, 2009 and September 27, 2008.

	Three months ended				Nine months ended
	October 3 (September 27)				October 3 (September 27)
			Increase (Decrease)				Increase (Decrease)
(in thousands)	2009	2008	$	%	2009	2008	$	%
Net sales	$18,827	$16,044	$2,783	17.3%	$57,011	$47,789	$9,222	19.3%
Cost of goods sold	6,983	6,570	413	6.3%	20,153	19,077	1,076	5.6%

Gross profit	11,844	9,474	2,370	25.0%	36,858	28,712	8,146	28.4%

Operating expenses:
Sales and marketing	6,950	7,059	(109)	(1.5)%	21,976	20,693	1,283	6.2%
Research and development	2,226	1,843	383	20.8%	6,087	6,351	(264)	(4.2)%
General and administrative	2,438	2,431	7	0.3%	7,345	8,199	(854)	(10.4)%
Amortization of intangibles	812	891	(79)	(8.9)%	2,412	2,672	(260)	(9.7)%

Total operating expenses	12,426	12,224	202	1.7%	37,820	37,915	(95)	(0.3)%

Operating loss	(582)	(2,750)	(2,186)	(78.8)%	(962)	(9,203)	(8,241)	(89.5)%

Net interest expense	(644)	(700)	(56)	(8.0)%	(2,057)	(1,976)	81	4.1%
Other income (expense), net	383	(241)	624	258.9%	501	637	(136)	(21.4)%

Net loss before income taxes	(843)	(3,691)	(2,848)	(77.2)%	(2,518)	(10,542)	(8,024)	(76.1)%
Income tax expense	(132)	(55)	77	140.0%	(314)	(284)	30	10.6%

Net loss	$(975)	$(3,746)	$(2,771)	(74.0)%	$(2,832)	$(10,826)	$(7,994)	(73.8)%

The following table presents the Statements of Operations as a percentage of net sales for the three and nine month periods ended October 3, 2009 and September 27, 2008.

	Three months ended		Nine months ended
	October 3 (September 27)		October 3 (September 27)
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	37.1%	40.9%	35.3%	39.9%

Gross profit	62.9%	59.1%	64.7%	60.1%
Operating expenses:
Sales and marketing	36.9%	44.0%	38.5%	43.3%
Research and development	11.8%	11.5%	10.7%	13.3%
General and administrative	12.9%	15.2%	12.9%	17.2%
Amortization of intangibles	4.3%	5.6%	4.2%	5.6%

Total operating expenses	66.0%	76.2%	66.3%	79.3%

Operating loss	(3.1)%	(17.1)%	(1.7)%	(19.3)%

Net interest income (expense)	(3.4)%	(4.4)%	(3.6)%	(4.1)%
Other income (expense), net	2.0%	(1.5)%	0.9%	1.3%

Net loss before income taxes	(4.5)%	(23.0)%	(4.4)%	(22.1)%
Income tax expense	(0.7)%	(0.3)%	(0.6)%	(0.6)%

Net loss	(5.2)%	(23.3)%	(5.0)%	(22.7)%

Net Sales. The following table provides the dollar and percentage change in net sales inside and outside the United States for the three and nine month periods ended October 3, 2009 and September 27, 2008.

	Three months ended				Nine months ended
	October 3 (September 27)				October 3 (September 27)
			Increase				Increase
(in thousands)	2009	2008	$	%	2009	2008	$	%
United States	$7,040	$5,847	$1,193	20.4%	$22,553	$18,274	$4,279	23.4%

Outside United States	11,787	10,197	1,590	15.6%	34,458	29,515	4,943	16.7%

Total	$18,827	$16,044	$2,783	17.3%	$57,011	$47,789	$9,222	19.3%

The following table provides net sales inside and outside the United States as a percentage of total net sales for the three and nine month periods ended October 3, 2009 and September 27, 2008.

	Three months ended		Nine months ended
	October 3 (September 27)		October 3 (September 27)
	2009	2008	2009	2008
United States	37.4%	36.4%	39.6%	38.2%

Outside United States	62.6%	63.6%	60.4%	61.8%

Total	100.0%	100.0%	100.0%	100.0%

The following table provides net sales by product group for the three and nine month periods ended October 3, 2009 and September 27, 2008.

	Three months ended				Nine months ended
	October 3 (September 27)				October 3 (September 27)
			Increase (Decrease)				Increase (Decrease)
(in thousands)	2009	2008	$	%	2009	2008	$	%
Heart valve therapy	$14,163	$11,755	$2,408	20.5%	$42,144	$34,529	$7,615	22.1%

Surgical arrhythmia	4,491	4,011	480	12.0%	14,117	12,245	1,872	15.3%

Surgical tools and accessories	173	278	(105)	(37.8)%	750	1,015	(265)	(26.1)%

Total	$18,827	$16,044	$2,783	17.3%	$57,011	$47,789	$9,222	19.3%

Total net sales in the third quarter and first nine months of 2009 increased 17% and 19%, respectively, over the same periods in 2008. Our net sales increases in the third quarter and first nine months of 2009 were negatively impacted (approximately 210 and 370 basis points, respectively) by lower foreign currency exchange rates against the U.S. dollar during 2009. Approximately 20% of our total sales for the first nine months of 2009 were invoiced in Euros or other local currencies in European markets where we sell our products directly to hospitals.
Heart valve therapy sales, our largest product group, consists of mechanical and tissue heart valves and heart valve repair products. Our mechanical heart valve products continue to be our primary product line and comprised approximately 60% of our total worldwide sales for the first nine months of 2009, compared to 65% for the same period in 2008. Surgical arrhythmia therapy products consist of cryotherapy products for the ablation of cardiac arrhythmias. We acquired this business from CryoCath in 2007. Surgical tools and accessories consist primarily of cardiac anastomosis assist devices and thoracic port systems. Effective August 1, 2009, we ceased distribution of anastomotic assist devices, which represented approximately $0.5 million and $0.8 million of sales in the first nine months of 2009 and 2008, respectively.

Worldwide mechanical heart valve revenue for the three and nine months ended October 3, 2009 increased 10% and 11% from the same periods in 2008, respectively, due to stronger mechanical heart valve sales in Asia and certain developing markets. Tissue heart valve revenue increased 375% in the third quarter of 2009 to $1.4 million, and increased 312% in the first nine months of 2009 to $4.1 million compared to the same periods in 2008, driven primarily by the limited commercial launch of the Company’s first generation U.S. tissue valve product, the ATS 3f Aortic Bioprosthesis, approved by the FDA in October 2008. U.S. tissue valve revenue comprised more than 50% of total tissue valve revenue for the first nine months of 2009. Heart valve repair revenue increased 29% for the third quarter of 2009 to $1.2 million, and increased 51% to $3.6 million for the first nine months of 2009, compared to the same periods in 2008, due to the introduction of our semi-rigid line of repair rings in the first quarter of 2008 as well as to continued sales growth of our existing repair ring products.
Surgical arrhythmia therapy revenue in the third quarter and first nine months of 2009 increased 12% and 15%, respectively, compared to the same periods in the prior year. Cryotherapy products in general and CryoMaze procedural growth in particular has benefited from the overall growth of the surgical ablation market and increased market acceptance of cryo-energy (cold) as a preferred technology to perform Cox-Maze lesion sets.
Cost of Goods Sold and Gross Profit. Our third quarter and first nine months 2009 gross profit percentages of net sales improved to 62.9% and 64.7% from 59.1% and 60.1% for the same periods in the prior year, respectively.
Our third quarter and year-to-date 2009 gross profit has benefited significantly from lower product manufacturing costs, particularly for mechanical heart valves. The cost declines are attributable primarily to higher manufacturing volumes as a result of increased demand. Lower product costs increased our third quarter and first nine months 2009 gross profit percentages of net sales by approximately 550 and 830 basis points, respectively, compared to the comparable periods of 2008. Also contributing to the higher third quarter and first nine months 2009 gross profit percentages were higher U.S. average selling prices, attributable in large part to tissue valves, which increased both our third quarter and first nine months 2009 gross profit percentages of net sales by approximately 200 basis points compared to the same periods in the prior year.
Partially offsetting the improved 2009 gross profit percentages of net sales were (1) shifts in the overall product mix to lower margin products, which decreased our third quarter and first nine months 2009 gross profit percentages of net sales by approximately 50 and 300 basis points, respectively, compared to comparable periods of 2008 and (2) lower international selling prices due to foreign currency exchange rate changes and geographical sales mix shifts resulting from higher sales growth in lower-margin countries, which had a net unfavorable impact on our third quarter and first nine months 2009 gross profit percentages of net sales of approximately 320 and 280 basis points, respectively, compared to the comparable periods in the prior year.
Sales and Marketing. In the United States, our sales and marketing costs for the third quarter and first nine months of 2009 increased approximately 1.5% and 12.5%, respectively, over the comparable periods in the prior year, to $4.4 million and $14.2 million, respectively. The increases reflect higher marketing program costs, particularly for our tissue heart valve and cryoablation businesses, as well as additional marketing personnel costs. Field selling costs in the United States were 10.0% higher in the first nine months of 2009 compared to the same period in the prior year, reflecting primarily hospital sales program costs as well as higher independent sales agent commissions connected with increased 2009 sales in the United States.
Internationally, our sales and marketing costs for the third quarter and first nine months of 2009 decreased approximately 6.4% and 3.6% over the comparable periods in the prior year to $2.5 million and $7.8 million, respectively. The decreases are attributable to the impact of lower Euro-to-U.S. dollar foreign exchange rates during 2009 than 2008 (more than 75% of our international sales and marketing costs are denominated in Euros) partially offset by higher costs associated with our continuing investment in international markets, evidenced by the establishment of a European support office in Belgium during the second half of 2008 to continue the support and expansion of our direct sales operations in Europe.
Research and Development. Research and development (“R & D”) expenses for the third quarter of 2009 increased 20.8% over the comparable period in the prior year to $2.2 million. The increase reflects higher clinical program costs related to headcount additions and the timing of clinical trial submissions for tissue valves, partially offset by lower direct tissue valve R & D expenses after FDA approval of our first generation tissue valve in October 2008 and prior year development and start-up costs for surgical cryoablation manufacturing.
R & D expenses for the first nine months of 2009 decreased 4.2% over the comparable period in the prior year to $6.1 million. The decrease reflects lower direct tissue valve R & D expenses, lower clinical program costs for tissue valves and lower bonus accruals, partially offset by the allocation of stock compensation expense to R & D beginning in 2009. R & D expense fluctuations are generally related to the timing and stages of individual projects and programs.

General and Administrative. General and administrative (“G & A”) expenses were flat for the third quarter of 2009 and decreased 10.4% for the first nine months of 2009 compared to the same periods in 2008. The primary driver behind these results was significantly lower legal fees ($0.2 million for the third quarter of 2009 and $1.4 million for the first nine months of 2009) after the fourth quarter 2008 settlement of the litigation with CarboMedics. Offsetting the lower legal fees in the third quarter of 2009 was higher consulting costs.
In the third quarters of 2009 and 2008, we recognized total stock compensation expense of $0.7 million and $0.4 million, respectively. In the first nine months of 2009 and 2008, we recognized total stock compensation expense of $1.9 million and $1.2 million, respectively. Stock compensation expense has been allocated to cost of goods sold, sales and marketing, R & D and G & A expenses as indicated above in Note 2 of “Notes to Consolidated Financial Statements” in this Form 10-Q. The increase in stock compensation expense is attributable primarily to new equity grants and awards and to fewer forfeitures.
Amortization of Intangibles. Amortization expense for the third quarter and first nine months of 2009 decreased $0.1 million and $0.3 million, respectively, over the comparable periods in 2008, attributable primarily to certain trademark intangibles becoming fully amortized in the third quarter of 2008. Amortization expense for both 2009 and 2008 primarily consists of amortization of our pyrolytic carbon technology license with CarboMedics as well as amortization of definite-lived intangible assets acquired in connection with our 2006 acquisition of 3F and our 2007 acquisition of the surgical cryoablation business of CryoCath. We estimate total amortization expense for full year 2009 will be approximately $3.2 million.
Net Interest Expense. Net interest expense for the third quarter of 2009 declined 8% from the same period in 2008 due to lower interest on the declining principal balance of our loan with Silicon Valley bank, the cessation of imputed interest expense on the $2.0 million acquisition payment made to CryoCath in June 2009, and lower interest income on cash and investment balances.
Net interest expense for the first nine months of 2009 increased approximately 4% over the comparable period in 2008, reflecting lower interest income on cash and investment balances and interest expense related to the June 2008 Credit Agreement and Credit Facility with Theodore C. Skokos, offset in part by lower interest on the declining principal balance of our loan with Silicon Valley bank.
Net interest expense includes (1) commitment fee and deferred financing costs related to the 2008 Credit Agreement and Credit Facility with Theodore C. Skokos (2) interest on the $8.6 million Term Loan with Silicon Valley Bank obtained in connection with the 2007 acquisition of the surgical cryoablation business of CryoCath, and (3) interest on the $22.4 million aggregate principal amount of 6% Convertible Senior Notes issued in 2005. Interest expense on the Notes includes amortization of (a) financing costs, (b) the discount related to the implied value of common stock warrants sold with the Notes, and (c) the discounts related to the bifurcated Convertible Senior Notes derivatives. See Note 7 of “Notes to Consolidated Financial Statements” in this Form 10-Q for more information regarding all of these debt instruments.
Other Income (Expense). The following table summarizes our net other income (expense) for the third quarter and first nine months of 2009 and 2008:

	Three months ended		Nine months ended
	October 3 (September 27)		October 3 (September 27)
(in thousands)	2009	2008	2009	2008

Alta warrant liability gain	$—	$—	$—	$243
Convertible Senior Notes derivative liability gain	8	13	26	43
Net foreign currency transaction gain (loss) related to intercompany balances with foreign subsidiaries:
Realized	222	86	111	774
Unrealized	153	(340)	364	(423)

Net other income (expense)	$383	$(241)	$501	$637

In our June 2007 private equity placement in connection with the acquisition of the surgical cryoablation business of CryoCath, we sold to Alta 9,800,000 shares of our common stock and a seven-year warrant to purchase up to 1,960,000 shares of our common stock at an exercise price of $1.65 per share. The Company was required to treat the warrant as a liability pending approval of its shareholders at the Company’s 2008 annual meeting of shareholders to provide shares of common stock issuable to Alta upon exercise of the warrant. Accordingly, the fair value of the warrant was recorded as a liability on the date of issuance and marked-to-market at each quarter-end. This resulted in a credit to other income of $1.5 million recorded during the first quarter of 2008 and a charge to other expense of $1.3 million recorded during the second quarter of 2008. At the annual meeting of shareholders in May 2008, we received shareholder approval to issue shares of our common stock upon exercise of the warrant. Consequently, the warrant liability was marked-to-market through the date of shareholder approval and the remaining liability was credited to additional paid-in capital.
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
Income Taxes. In the first nine months of both 2009 and 2008, we recognized approximately $0.3 million of income tax expense, respectively, related to (1) deferred income taxes connected with the deductibility of goodwill from the CryoCath acquisition for tax purposes, but not for book purposes, and the uncertainty of the timing of its reversal for book purposes and (2) current income taxes for certain of our European sales and distribution subsidiaries. In future years, we will continue recognizing deferred income tax expense related to this goodwill over its tax life as long as there is no impairment of the goodwill’s recorded value.
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
Net Loss. Our changes in net losses in the third quarter and first nine months of 2009 compared to the comparable periods in 2008 were due to significantly higher sales and gross profit and smaller changes in operating expenses and non-operating income, all of which are described in detail above.
Liquidity and Capital Resources
Cash and cash equivalents totaled $12.1 million and $20.9 million at October 3, 2009 and December 31, 2008, respectively.
Operating Activities. During the first nine months of 2009, we received cash payments from customers of approximately $57.2 million and made payments to employees and suppliers of approximately $60.5 million. During the first nine months of 2008, we received cash payments from customers of approximately $47.1 million and made payments to employees and suppliers of approximately $52.0 million. Cash payments made during the first nine months of 2009 include the payment of a $4.5 million litigation settlement payment to CarboMedics in April 2009.
Since 2002, we have incurred significant expenses to support the commercialization of ATS products both in the United States and in international markets, have invested in new products and technologies and have completed strategic acquisitions and business partnerships to diversify our product portfolio. As we grow sales in future periods, better leverage our operating expenses and continue to drive declines in our product manufacturing costs, we believe that our operating losses will continue to decrease and that we will move toward a cash flow breakeven on sales and eventually to full-year profitability.
Investing Activities. In June 2009, we made a $2.0 million acquisition payment to CryoCath due two years after the closing of the acquisition of the surgical cryoablation business of CryoCath.
We purchased leasehold improvements, property and equipment totaling $1.0 million and $1.2 million during the first nine months of 2009 and 2008, respectively. Capital spending in 2009 has focused on information technology and manufacturing improvement projects. A significant portion of our capital spending in 2008 was related to the addition of a surgical cryoablation production clean room at our Plymouth, Minnesota location following our 2007 acquisition of the surgical cryoablation business of CryoCath.

During the first nine months of 2009, we also converted a long-term restricted investment of $0.5 million to cash.
Financing Activities. During the first nine months of 2009, we raised $0.2 million from the issuance of common stock, primarily through exercises of stock options and warrants as well as purchases under our employee stock purchase plan. During the first nine months of 2008, we raised $4.0 million from the issuance of common stock, including $3.2 million received upon the June 2008 exercise of warrants on 1,960,000 shares of our common stock at an exercise price of $1.65 per share. The warrants were originally issued in connection with a June 2007 private placement sale of our common stock.
In June 2008, we entered into a Subordinated Credit Agreement with Theodore C. Skokos, a member of our Board of Directors, for a two-year, $5 million Revolving Credit Facility. Advances under the Credit Facility carry interest at 15% per annum payable quarterly. The Credit Facility also carries an annual commitment fee of 1% of the average unused Revolving Commitment Amount, payable annually. We paid the first annual commitment fee of $0.05 million to Mr. Skokos in July 2009. As of October 3, 2009, no amounts had been drawn under the Credit Facility. Our obligations to Mr. Skokos under the Credit Agreement are subordinate to (1) our obligations to the holders of the Company’s 6% Convertible Senior Notes due 2025 issued in October 2005 and (2) our obligations to Silicon Valley Bank. All assets are pledged as collateral on the Credit Facility. In connection with the execution of the Credit Agreement, we issued to Mr. Skokos a warrant to purchase 245,098 shares of our common stock at $2.04 per share until June 29, 2015. In July 2008, Mr. Skokos exercised this warrant in full and we received $0.5 million from the exercise. We are obligated to issue additional seven-year warrants to Mr. Skokos in the future based on the total amount of advances under the Credit Facility.
Since 2004 we have maintained a Loan Agreement with Silicon Valley Bank. Under the Loan Agreement, as amended, all ATS assets are pledged as collateral and we are subject to certain financial covenants. In June 2007, we entered into an Amendment to the Loan Agreement whereby the Bank provided for an $8.6 million Term Loan, which we used to repay then outstanding term loans and advances from the Bank and to purchase the surgical cryoablation business from CryoCath. Under the Term Loan, as amended, we made monthly payments of interest only from July 2007 through March 2008, and we began making monthly payments of principal plus interest effective April 2008 and continuing until June 2011. Accordingly, we repaid $2.2 million and $1.3 million of principal on the Term Loan during the first nine months of 2009 and 2008, respectively. We have the right to prepay all, but not less than all, of the outstanding Term Loan at any time so long as no event of default has occurred. Interest on the Term Loan accrues at a fixed rate per annum of 9.5%, equal to 1.25% above the Prime Rate in effect as of the funding date of the Term Loan.
The June 2007 Amendment also made certain changes to the liquidity ratio covenant set forth in the Loan Agreement, as amended. The liquidity ratio was changed to require that we maintain, at all times, on a consolidated basis, a ratio of (1) the sum of (a) our unrestricted cash (and equivalents) on deposit with the Bank plus (b) 50% of the our accounts receivable arising form the sale or lease of goods, or provision of services, in the ordinary course of business, divided by (2) our indebtedness to the Bank for borrowed money, of equal to or greater than 1.4 to 1.0. In June 2008, the Company entered into an Amendment to the Loan Agreement whereby, for the balance of 2008, the 1.4 to 1.0 required liquidity ratio was reduced to 1.1 to 1.0 for intra-quarter months only. The liquidity ratio remained at 1.4 to 1.0 for quarter-end months and reverted to 1.4 to 1.0 for all months beginning in 2009. In December 2008, we entered into an Amendment to the Loan Agreement whereby the liquidity ratio was raised to 2.0 to 1.0 until the payment of a $4.5 million litigation settlement payment was made to CarboMedics on April 30, 2009, and a related security interest granted to CarboMedics was released. Upon such payment, the Bank agreed to return the liquidity ratio requirement to 1.4 to 1.0. In addition, the December 2008 Amendment required us to maintain at least $4.5 million on deposit with the Bank at all times until the litigation settlement payment of $4.5 million was. In April 2009, we made the $4.5 million settlement payment. As of October 3, 2009, we were in compliance with all financial covenants set forth in the Loan Agreement, as amended.
In October 2005, we sold a combined $22.4 million aggregate principal amount of 6% Convertible Senior Notes due in 2025, warrants to purchase 1,344,000 shares of our common stock and certain embedded derivatives. The Warrants are exercisable at $4.40 per share and expire in 2010. We used the proceeds from the Notes for general corporate purposes, working capital, capital expenditures and to fund business development opportunities. Interest on the Notes is due semi-annually in April and October. The Notes are convertible into common stock at any time at a fixed conversion price of $4.20 per share, subject to certain adjustments. If fully converted, the Notes would convert into approximately 5,333,334 shares of our common stock. We have the right to redeem the Notes at 100% of the principal amount plus accrued interest at any time on or after October 20, 2008, and the investors have the right to require us to repurchase the Notes at 100% of the principal amount plus accrued interest on October 15 in 2010, 2015 and 2020. Accordingly, we will reclassify the Notes from long-term to current liabilities on our balance sheet in the fourth quarter of 2009.

Cash Management and Funding of Future Operations
We anticipate that operating costs will remain relatively high in comparison to sales during 2009 and will continue to require the use of cash to fund operations. Based upon the current forecast of sales and operating expenses, we anticipate having sufficient cash to fund our operations. However, we may need to raise additional cash in or after 2009 to fund our strategic investments, refinance long-term obligations or to opportunistically add accretive products to our distribution network. As identified in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, global economic turmoil may adversely impact our revenue, access to the capital markets or future demand for our products, all of which could affect our long-term viability. Approximately 60% of our revenue is derived from markets outside the United States and this revenue may be adversely impacted by large swings in foreign currency exchange rates and the availability of credit for our distributors in emerging markets. Maintaining adequate levels of working capital depends in part upon the success of our products in the marketplace, the relative profitability of those products and our ability to control operating and capital expenses.
Funding of our operations in future periods may require additional investments in ATS in the form of equity or debt. In addition, as discussed above, the holders of our $22.4 million Convertible Senior Notes have the option to require us to repurchase the Notes in October 2010. If this option is exercised, we would need to raise capital, issue debt securities or borrow to finance the repurchase of the Notes. Any sale of additional equity or issuance of debt securities may result in dilution to our stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing when needed, we may be required to delay, reduce the scope of, or eliminate one or more aspects of our business development activities, which could harm the growth of our business.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended October 3, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 12, 2009	ATS MEDICAL, INC.
	By:	/s/ Michael D. Dale
Michael D. Dale
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Michael R. Kramer
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