Form 10-Q
period 2010-04-03
ATS MEDICAL INC
filed 2010-05-13
CIK 824068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 3, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
The number of shares outstanding of each of the issuer’s classes of common stock as of April 29, 2010, was:

Common Stock, $.01 par value	79,021,244 shares

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
ATS Medical, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	April 3,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,549	$14,235
Accounts receivable, less allowances of $427 at April 3, 2010 and $420 at December 31, 2009	14,701	14,398
Inventories, net	21,562	20,814
Prepaid expenses	2,239	1,774

Total current assets	48,051	51,221

Leasehold improvements, furniture and equipment, net	7,539	7,659
Goodwill	32,166	32,166
Other intangible assets	28,098	28,910
Other assets	1,259	1,299

Total assets	$117,113	$121,255

Liabilities and shareholders’ equity
Current liabilities:
Current portion of bank loan payable	$2,646	$2,646
Accounts payable	4,781	4,995
Accrued compensation	2,921	2,076
Convertible senior notes payable, net of unamortized discounts and bifurcated derivatives of $4,709 at April 3, 2010 and $4,741 at December 31, 2009	17,691	17,659
Other accrued liabilities	2,549	2,894

Total current liabilities	30,588	30,270

Bank loan payable	441	1,323
Other long-term liabilities	1,017	790

Shareholders’ equity:
Common stock, $.01 par value:
Authorized shares - 150,000,000
Issued and outstanding shares — 78,945,469 at April 3, 2010 and 78,187,741 at December 31, 2009	789	782
Additional paid-in capital	247,183	246,024
Accumulated deficit	(162,900)	(158,229)
Accumulated other comprehensive income (loss)	(5)	295

Total shareholders’ equity	85,067	88,872

Total liabilities and shareholders’ equity	$117,113	$121,255

The accompanying notes are an integral part of the consolidated financial statements.

ATS Medical, Inc.
Consolidated Statements of Operations
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three months ended
	April 3,	April 4,
	2010	2009
Net sales	$18,591	$18,403
Cost of goods sold	6,405	6,130

Gross profit	12,186	12,273

Operating expenses:
Sales and marketing	8,704	7,501
Research and development	3,267	2,044
General and administrative	3,041	2,476
Amortization of intangibles	812	788

Total operating expenses	15,824	12,809

Operating loss	(3,638)	(536)

Net interest expense	(617)	(719)
Other expense, net	(331)	(353)

Net loss before income taxes	(4,586)	(1,608)
Income tax expense	(85)	(63)

Net loss	$(4,671)	$(1,671)

Net loss per share:
Basic and diluted	$(0.06)	$(0.02)

Weighted average number of shares outstanding:
Basic and diluted	78,435	71,262

The accompanying notes are an integral part of the consolidated financial statements.

ATS Medical, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Three months ended
	April 3,	April 4,
	2010	2009
Operating activities:
Net loss	$(4,671)	$(1,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,312	1,254
Stock-based compensation expense	1,022	484
Deferred income taxes	67	61
Non-cash interest expense	172	216
Change in value of derivative liability bifurcated from convertible senior notes	(9)	(9)
Changes in operating assets and liabilities:
Accounts receivable, net	(408)	(699)
Inventories, net	(1,206)	(1,184)
Prepaid expenses	(520)	(873)
Accounts payable and accrued expenses	603	51

Net cash used in operating activities	(3,638)	(2,370)

Investing activities:
Purchases of leasehold improvements, furniture and equipment	(244)	(286)

Net cash used in investing activities	(244)	(286)

Financing activities:
Payments on bank loan	(882)	(882)
Net proceeds from issuance of common stock	144	96
Other	9	37

Net cash used in financing activities	(729)	(749)

Effect of foreign exchange rate changes on cash	(75)	(68)

Decrease in cash and cash equivalents	(4,686)	(3,473)
Cash and cash equivalents at beginning of period	14,235	20,895

Cash and cash equivalents at end of period	$9,549	$17,422

The accompanying notes are an integral part of the consolidated financial statements.

ATS Medical, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Basis of Presentation
The consolidated financial statements included in this Form 10-Q have been prepared by ATS Medical, Inc. (hereinafter the “Company” or “ATS”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and United States Generally Accepted Accounting Principles (“GAAP”) as set forth by the Financial Accounting Standards Board (“FASB”) in its Accounting Standards Codification (“ASC”), to ensure consistent and accurate reporting of the Company’s financial condition, results of operations and cash flows. The consolidated financial statements include the accounts of the Company and its subsidiaries, and all significant inter-company accounts and transactions are eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U. S. GAAP have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The year-end balance sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. These unaudited consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
These statements reflect, in management’s opinion, all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. The results of operations for any interim period may not be indicative of results for the full year.
The Company utilizes a 52 week calendar year that ends on December 31. For interim periods, the Company utilizes a 13 week quarterly period that ends on the Saturday nearest the end of the calendar quarter. The three month periods ended April 3, 2010 and April 4, 2009 consisted of 93 and 94 calendar days, respectively.
Note 2. Stock-Based Compensation and Equity Plans
Stock-Based Compensation
The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles set forth in FASB ASC 718, Stock Compensation, which requires all share-based payments to be recognized in the income statement based on their fair values.
The following table summarizes stock compensation expense recognized in the statements of operations for the quarterly periods ended April 3, 2010 and April 4, 2009 (in thousands, except per share data):

	Three months ended
	April 3,	April 4,
	2010	2009
Stock compensation expense included in:
Cost of goods sold	$49	$—
Sales and marketing expenses	390	271
Research and development expenses	240	71
General and administrative expenses	343	142

Total stock compensation expense	$1,022	$484

Stock compensation expense per share	$0.01	$0.01

Based on an analysis of the Company’s historical data, the Company applied forfeiture rates during the quarterly periods ended April 3, 2010 and April 4, 2009 of 10.16% and 9.56%, respectively, to stock options and restricted stock units (“RSUs”) outstanding in determining its stock compensation expense, which it believes are reasonable forfeiture estimates for these periods.

As of April 3, 2010, the Company had approximately $0.3 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over a weighted average period of 4.25 years, and approximately $7.9 million of total unrecognized compensation expense, net of estimated forfeitures, related to RSU awards that will be recognized over a weighted average period of approximately 3.75 years.
Equity Plans
The Company had a total of 7,970,629 shares of common stock reserved for stock option grants and RSU awards at April 3, 2010, of which 139,738 shares were available for future grants or awards under the Company’s stock-based compensation plans.
The following table summarizes the 2010 changes in stock options outstanding under the Company’s stock-based compensation plans:

					Weighted
	Stock Options Outstanding				Average Option
	Under the Plans		Non-Plan		Exercise Price
	ISO	Non-ISO	Options	Total	Per Share

Outstanding at December 31, 2009	717,800	289,000	1,493,200	2,500,000	$2.82
Options granted	176,100	—	—	176,100	2.45
Options exercised	(13,100)	—	—	(13,100)	2.31
Options canceled	(47,800)	(7,500)	—	(55,300)	8.12

Outstanding at April 3, 2010	833,000	281,500	1,493,200	2,607,700	$2.69

As of April 3, 2010, the aggregate intrinsic value of options outstanding was approximately $1.4 million and the aggregate intrinsic value of options exercisable was approximately $1.3 million.
The following table summarizes 2010 RSU award activity under the Company’s stock-based compensation plans:

		Weighted Average	Weighted Average
	Number of	Award Date	Remaining
	Shares	Fair Value	Contractual Term

Outstanding (unvested ) at December 31, 2009	4,167,677	$2.12	1.92 years
Awards granted	1,846,444	2.47
Awards vested	(707,026)	2.02
Awards forfeited	(83,904)	2.07

Outstanding (unvested) at April 3, 2010	5,223,191	$2.26	2.29 years

As of April 3, 2010, the aggregate intrinsic value of unvested RSU awards outstanding was approximately $13.3 million.
Note 3. Inventories
The Company carries and relieves inventories at the lower of manufacturing cost (first-in, first-out basis) or market (net realizable value). Inventories consisted of the following (in thousands):

	April 3,	December 31,
	2010	2009
Raw materials	$3,357	$2,639
Work-in-process	6,175	6,390
Finished goods	13,030	12,685

Total inventories	22,562	21,714
Less: non-current inventories	(1,000)	(900)

Inventories, net	$21,562	$20,814

A portion of the Company’s finished goods inventories was in excess of its current requirements based on the historical and anticipated level of sales. Management believes that these excess quantities will be utilized over the next two years. The Company therefore included $1.0 million and $0.9 million of inventories in non-current other assets on the balance sheets at April 3, 2010 and December 31, 2009, respectively.

Note 4. Comprehensive Income (Loss)
Comprehensive income (loss) for the Company includes gains and losses from foreign currency translation which are charged or credited to the cumulative translation account within shareholders’ equity. The Company recognized net comprehensive losses of $0.3 million and $0.2 million for the quarterly periods ended April 3, 2010 and April 4, 2009, respectively.
Note 5. Intangible Assets
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
Impairment testing on all of the Company’s intangible assets was completed by management as of December 31, 2009. Management determined that the Company’s intangible assets, including goodwill, were not impaired. In performing its year-end impairment test for goodwill, the Company used a market capitalization approach based on the closing price of the Company’s common stock on the date of measurement. This market capitalization value was compared to the net book value of the Company (i.e. total assets, including goodwill, minus total liabilities). The total market capitalization exceeded the net book value of the Company; therefore, no goodwill impairment was indicated. In performing its year-end impairment review for definite-lived intangible assets, the Company assessed the recoverability of definite-lived intangible assets by reference to future gross profit cash flows from the underlying products using the capitalized technology and trademarks. Based on this assessment, no impairment of definite-lived intangible assets was indicated.
Note 6. Debt and Borrowings
Debt Refinancing
On February 25, 2010, the Company received a commitment letter for four-year (interest only during the first year) term debt financing of approximately $30 million from a member of its Board of Directors, Theodore C. Skokos, and The Ted and Shannon Skokos Foundation (the “Skokos Commitment”). This financing was intended to be used to call and retire the Company’s Convertible Senior Notes and bank Term Loan together totaling approximately $26 million as well as to provide general corporate working capital. In light of the Company’s proposed Merger with Medtronic, Inc. (“Medtronic”) and the related $30 million Loan from Medtronic (see Note 12 below), the Company allowed the Skokos Commitment to expire. As required under the terms of the commitment letter, the Company paid a one-time $0.45 million facility fee during the first quarter of 2010 and will pay a break-up fee of $0.45 million in the second quarter of 2010 in connection with the expiration of the Skokos Commitment.
Convertible Senior Notes Payable
In 2005, the Company sold a combined $22.4 million aggregate principal amount of 6% Convertible Senior Notes due 2025 (“Notes”) which are convertible into 5,333,334 shares of the Company’s common stock, Warrants to purchase 1,344,000 shares of the Company’s common stock exercisable at $4.40 per share (“Warrants”), and embedded derivatives. Interest is payable under the Notes each April and October. The Company has the right to redeem the Notes at 100% of the principal amount plus accrued interest at any time on or after October 20, 2008.

The redemption of the Notes is required as a condition of the proposed Merger with Medtronic. See Note 12 below. The Notes will be redeemed using the proceeds of a $30 million Loan to be obtained in connection with the proposed Merger. When the Notes are redeemed, the Company will recognize a non-cash debt restructuring charge of approximately $4.7 million related primarily to the unamortized discount on the Notes. The investors have the right to require the Company to repurchase the Notes at 100% of the principal amount plus accrued interest on October 15 in 2010, 2015 and 2020. Accordingly, the Company has included the Notes within current liabilities on its balance sheets at April 3, 2010 and December 31, 2009.
The Company bifurcated embedded derivatives from the Notes as required by FASB ASC 815, Derivatives and Hedging, and applicable SEC rules. The Company recorded a $5.5 million derivative liability on the date of issuance of the Notes, with an offsetting discount on the Notes. The total value of the Warrants on the date of issuance was also recorded as a discount on the Notes. The total discount on the Notes is being amortized to interest expense over the 20 year life of the Notes, using the effective interest method. Interest expense attributable to discount amortization totaled approximately $0.04 million for each of the quarterly periods ended April 3, 2010 and April 4, 2009.
The most significant derivative related to the lack of authorized shares to cover the potential conversion and warrant exercise. That derivative was marked to market until appropriate shareholder approval for additional authorized shares was obtained in 2006, at which time the balance of the liability was offset against the remaining discount on the debt. The other derivatives identified were not material. The derivative liability includes certain time-based provisions of the Notes which expire over time, the latest in 2011, and is adjusted to fair value on a quarterly basis. Derivative liability activity is summarized below (in thousands):

	Three months ended
	April 3, 2010	April 4, 2009

Derivative liability balance at beginning of period	$56	$90
Change in valuation gain included in other income	(9)	(9)

Derivative liability balance at end of period	$47	$81

The derivative liability is presented in the balance sheet within the same line as the Convertible Senior Notes payable.
Bank Loan Payable
The Company has maintained a Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank (“Bank”) since 2004. All Company assets are pledged as collateral under the Loan Agreement. The Loan Agreement, as amended, subjects the Company to certain financial covenants and restricts the Company from declaring or paying dividends.
In June 2007, the Company entered into an Amendment to the Loan Agreement (“June 2007 Amendment”) whereby the Bank provided for an $8.6 million term loan (the “Term Loan”) to the Company, which was used to purchase a portion of the cryoablation surgical device business of CryoCath Technologies, Inc. (“CryoCath”) and to repay then-outstanding term loans and advances from the Bank under the Loan Agreement.
Under the Term Loan, as amended, the Company began making 39 monthly payments of principal plus interest effective April 2008 until June 2011. The Company also has the right to prepay all, but not less than all, of the outstanding Term Loan at any time so long as no event of default has occurred. Interest on the Term Loan accrues at a fixed rate per annum of 9.5%, equal to 1.25% above the prime rate in effect as of the funding date of the Term Loan.
The June 2007 Amendment also made certain changes to the liquidity ratio covenant set forth in the Loan Agreement, as amended. The liquidity ratio was changed to require that the Company maintain, at all times, on a consolidated basis, a ratio of (a) the sum of (1) unrestricted cash (and equivalents) of the Company on deposit with the Bank plus (2) 50% of the Company’s accounts receivable arising from the sale or lease of goods, or provision of services, in the ordinary course of business, divided by (b) the indebtedness of the Company to the Bank for borrowed money, equal to or greater than 1.4 to 1.0. In December 2008, the Company entered into an Amendment to the Loan Agreement (“December 2008 Amendment”) whereby the liquidity ratio was raised to 2.0 to 1.0 until a $4.5 million litigation settlement payment was made to CarboMedics, Inc. (“Carbomedics”) and a related security interest granted to CarboMedics was released. Upon such payment, the Bank agreed to return the liquidity ratio requirement to 1.4 to 1.0. In addition, the December 2008 Amendment required the Company to maintain at least $4.5 million on deposit with the Bank at all times until the litigation settlement payment of $4.5 million was made. On April 30, 2009, the Company made the $4.5 million settlement payment. As of April 3, 2010 and December 31, 2009, the Company was in compliance with the financial covenants as set forth in the Loan Agreement, as amended.

Subordinated Credit Agreement
In June 2008, the Company entered into a Subordinated Credit Agreement (“Credit Agreement”) with Mr. Skokos for a two-year, $5 million Revolving Credit Facility (“Credit Facility”). Advances under the Credit Facility carry interest at 15% per annum payable quarterly. The Credit Facility also carries an annual commitment fee of 1% of the average unused Revolving Commitment Amount, payable annually. The first annual commitment fee of $50,000 was paid to Mr. Skokos in July 2009. As of April 3, 2010, no advances had been made and all $5 million was available for borrowing under the Credit Facility.
The Company’s obligations to Mr. Skokos under the Credit Agreement have been made subordinate to (1) the Company’s obligations to the holders of its 6% Convertible Senior Notes due 2025 and (2) the Company’s obligations to Silicon Valley Bank as provided in a Subordination Agreement executed by and between the Bank and Mr. Skokos. All Company assets are pledged as collateral on the Credit Facility.
In connection with the execution of the Credit Agreement, the Company issued to Mr. Skokos a warrant to purchase 245,098 shares of common stock of the Company at $2.04 per share (“Effective Date Warrant”), which Mr. Skokos exercised in full in July 2008. The Company received $0.5 million from the exercise. The Company is obligated to issue additional seven-year warrants to Mr. Skokos in the future based on the total amount of advances under the Credit Facility. If the aggregate unpaid principal amount of all advances (“Total Outstanding Revolver Amount”) under the Credit Facility, after giving effect to each new advance, is greater than the amount of the highest Total Outstanding Revolver Amount at any time prior to the date of any such advance (“Maximum Total Outstanding Revolver Amount”), then the Company shall issue a warrant to Mr. Skokos for a number of shares of common stock equal to 20% of (a) the difference between (1) such Total Outstanding Revolver Amount less (2) the Maximum Total Outstanding Revolver Amount, (b) divided by the warrant exercise price of $2.04 per share. The maximum number of additional shares issuable pursuant to warrants issued under the Credit Facility is 490,196 shares (not including the Effective Date Warrant), which represents 20% of the maximum amount of advances under the $5 million Credit Facility divided by the $2.04 warrant exercise price.
Note 7. Income Taxes
For each of the quarterly periods ended April 3, 2010 and April 4, 2009, the Company recognized $0.1 million of income tax expense related to (1) deferred income taxes connected with the deductibility of goodwill from the 2007 acquisition of the cryoablation surgical device business of CryoCath for tax purposes, but not for book purposes, and the uncertainty of the timing of its reversal for book purposes and (2) current income taxes for certain of its international subsidiaries and certain state franchise taxes. In future years, the Company will continue recognizing deferred income tax expense related to the CryoCath goodwill over its tax life as long as there is no impairment of the goodwill’s recorded value.
Note 8. Fair Value Measurements
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

The fair value of the Company’s Convertible Senior Notes derivative liability (described in Note 6 above) was determined based on Level 3 inputs using discounted probability cash flow valuation models. As discussed in Note 5 above, the Company’s goodwill is analyzed annually for impairment by reference to fair value based on the Company’s market capitalization, a Level 1 input. The Company assesses the potential impairment of definite-lived intangible assets by reference to future gross profit cash flows from the underlying products using the capitalized technology and trademarks, a Level 3 input.
In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (“ASU 2009-05”), which amended ASC 820 to provide guidance on fair value measurement of liabilities. ASU 2009-05 requires the use of specific valuation techniques when measuring the fair value of liabilities and was effective for the Company in the fourth quarter of 2009. The implementation of ASU 2009-05 did not have a material impact on the Company’s financial condition or results of operations.
Note 9. Subsequent Events
The Company applies FASB ASC 855, Subsequent Events, in its accounting and reporting of subsequent events. The Company has evaluated subsequent events for potential disclosure through the date of filing of this Form 10-Q. See Note 12 below, for information regarding reportable subsequent events identified.
Note 10. Recently Issued Accounting Pronouncements
In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), Improving Disclosures about Fair Value Measurements, which includes amendments to Topic 820, Fair Value Measurements and Disclosures, that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll-forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The application of ASU 2010-06 will not have a material impact on the Company’s consolidated financial statements.
Note 11. Litigation
Medtronic Merger Class Action Litigation
In May 2010, one class action complaint was filed, and the Company received notice of two other class action complaints, each concerning the proposed Merger with Medtronic, Inc. discussed in Note 12 below. These class actions were instituted against the Company, its board of directors, chief financial officer, Medtronic and/or Pilgrim Merger Corporation, a wholly owned subsidiary of Medtronic. The complaints generally allege breach of fiduciary duty by the members of the Company’s board of directors arising out of the attempt to sell the Company by (i) means of unfair process with preclusive deal protection devices and at an unfair price of $4.00 in cash for each share of the Company’s common stock resulting in a failure to maximize shareholder value; and (ii) through materially inadequate disclosures and material omissions in the preliminary proxy statement. The complaints also allege that each defendant aided and abetted the alleged breach of fiduciary duties. The complaints seek damages and an accounting to the plaintiffs for any special benefits wrongly received by the defendants, as well as injunctive relief to prevent the consummation of the proposed merger, or in the event that the merger is consummated, then rescission or rescissory damages. See Part II, Item 1 — Legal Proceedings in this Form 10-Q for additional information concerning these class actions. The Company believes these class actions to be without merit and will vigorously defend itself against the claims asserted.
Abbey Litigation
In January 2006, following execution of a Merger Agreement between the Company and 3F Therapeutics, Inc. (“3F”), 3F was informed of a summons and complaint which was filed in the U.S. District Court in the Southern District of New York by Arthur N. Abbey (“Abbey”) against 3F Partners Limited Partnership II (a major stockholder of 3F, “3F Partners II”), Theodore C. Skokos (the then chairman of the board and a stockholder of 3F), 3F Management II, LLC (the general partner of 3F Partners II), and 3F (collectively, the “Defendants”) (“Abbey I Litigation”). The summons and complaint alleges that the Defendants committed fraud under federal securities laws, common law fraud and negligent misrepresentation in connection with the purchase by Abbey of certain securities of 3F Partners II. In particular, Abbey claims that the Defendants induced Abbey to invest $4 million in 3F Partners II, which, in turn, invested $6 million in certain preferred stock of 3F, by allegedly causing Abbey to believe, among other things, that such investment would be short-term. Pursuant to the complaint, Abbey is seeking rescission of his purchase of his limited partnership interest in 3F Partners II and return of the amount paid therefor (together with pre-and post-judgment interest), compensatory damages for the alleged lost principal of his investment (together with interest thereon and additional general, consequential and incidental damages), general damages for all alleged injuries resulting from the alleged fraud in an amount to be determined at trial and such other legal and equitable relief as the court may deem just and proper. Abbey did not purchase any securities directly from 3F and is not a stockholder of 3F. In March 2006, 3F filed a motion to dismiss the complaint. In August 2007, the Court granted 3F’s motion to dismiss the complaint based on plaintiff’s failure to state a claim upon which relief may be granted and ordered the Clerk of the Court to close the case. Abbey filed a Notice of Appeal with the United States Court of Appeals for the Second Circuit seeking to reverse the District Court’s August 2007 Order dismissing the case. In December 2008, the Second Circuit issued a Summary Order that affirmed the District Court’s judgment of dismissal finding that Abbey failed to state a claim against 3F. However, the Second Circuit remanded the case to the District Court to allow Abbey a chance to replead his claims. On or about February 13, 2009, Abbey filed an amended complaint which purports to allege additional facts to support the same claims against 3F that were asserted and dismissed in the original complaint. On or about March 31, 2009, 3F served and filed its motion to dismiss the amended complaint with prejudice. 3F’s motion to dismiss was fully submitted on June 8, 2009. By Order entered December 2, 2009, the District Court denied 3F’s motion to dismiss on the ground of lack of standing and converted the remainder of 3F’s motion to dismiss for failure to state a claim into a motion for summary judgment. Accordingly, the Court ordered “limited discovery” to be completed by February 26, 2010 and additional briefings on summary judgment to be completed by April 9, 2010. This schedule has been modified and discovery is to be completed by June 8, 2010 and additional briefings on summary judgment are to be fully submitted by August 16, 2010.
In June 2006, Abbey commenced a second civil action in the Court of Chancery in the State of Delaware by serving 3F with a complaint naming both 3F and Mr. Skokos as defendants (“Abbey II Litigation”). The complaint alleges, among other things, fraud and breach of fiduciary duties in connection with the purchase by Abbey of his partnership interest in 3F Partners II. The Delaware action seeks: (1) a declaration that (a) for purposes of the merger, Abbey was a record stockholder of 3F and was thus entitled to withhold his consent to the merger and seek appraisal rights after the merger was consummated and (b) the irrevocable stockholder consent submitted by 3F Partners II to approve the merger be voided as unenforceable; and (2) damages based upon allegations that 3F aided and abetted Mr. Skokos in breaching Mr. Skokos’s fiduciary duties of loyalty and faith to Abbey. On July 17, 2006, 3F filed a motion to dismiss the complaint in the Abbey II Litigation, or, alternatively, to stay the action pending adjudication of the Abbey I Litigation. In October 2006, the Delaware Chancery Court entered an order staying the Delaware action pending the outcome of the Abbey I litigation. In August 2007, the parties informed the Delaware Chancery Court that they would consent to the continued stay of the Delaware action pending the outcome of Abbey’s appeal of the Abbey I Litigation. The stay remains in effect pending the outcome of 3F’s motion to dismiss the amended complaint.
3F has been notified by its director and officer insurance carrier that such carrier will defend and cover all defense costs as to 3F and Mr. Skokos in the Abbey I Litigation and Abbey II Litigation, subject to policy terms and full reservation of rights. In addition, under the Merger Agreement, 3F and the 3F stockholder representative have agreed that the Abbey I Litigation and Abbey II Litigation are matters for which express indemnification is provided. As a result, certain escrow shares and contingent shares, if any, which may in the future be issued under the Merger Agreement, may be used by ATS to satisfy, in part, ATS’s set-off rights and indemnification claims for damages and losses incurred by 3F or ATS, and their directors, officers and affiliates, that are not otherwise covered by applicable insurance arising from the Abbey I Litigation and Abbey II Litigation. See Note 5 of “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for a description of the contingent shares. The Company believes the Abbey I Litigation and Abbey II Litigation will not have a material impact on the Company’s financial position or operating results.
Note 12. Subsequent Event-Merger with Medtronic, Inc.
On April 28, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Medtronic, Inc. and Pilgrim Merger Corporation, a wholly owned subsidiary of Medtronic, pursuant to which Medtronic will acquire all of the outstanding shares of the Company for $4.00 per share in cash, without interest, and pursuant to which the Company will become a wholly owned subsidiary of Medtronic (the “Merger”). In addition, at the effective time of the Merger, all outstanding stock options, RSUs and common stock warrants will become fully vested and eligible to receive $4.00 per share in cash, without interest (less any applicable exercise price). The Merger has been unanimously approved by the Company’s Board of Directors.

Pursuant to the Merger Agreement, the Company has made certain representations, warranties and covenants, including, among others, not to engage in certain kinds of transactions during the transition period from the date of the Merger Agreement until the Merger is completed, and not to solicit proposals relating to alternative business combination transactions or, subject to certain exceptions, enter into discussions concerning or provide confidential information in connection with any proposals for alternative business combination transactions. In addition, the Company is required to redeem, as a condition of and prior to the completion of the proposed Merger, all of its 6% Convertible Senior Notes at a redemption price in cash equal to 100% of the principal amount of the Notes, together with accrued and unpaid interest.
In addition, Medtronic has agreed to loan to the Company, in one or more advances, up to $30 million (the “Loan”). Advances under the Loan will bear interest at the annual rate of 10%, payable monthly. The proceeds of any advance may only be used to redeem the Notes, to repay outstanding borrowings under our Term Loan with Silicon Valley Bank, and/or to finance working capital or, if the Merger Agreement is terminated, for general corporate purposes in the ordinary course of business consistent with past practice. The entire unpaid principal balance of the Loan, together with accrued and unpaid interest, will be due and payable in full 24 months following the termination for any reason of the Merger Agreement. The Loan carries an upfront facility fee of 1.5% of the original principal balance of the Loan, due within 10 days of funding. Upon final payment of the Loan, the Company will be required to pay, in addition to the then outstanding principal and accrued but unpaid interest, a final payment equal to 6% of the original principal balance of the Loan. The Loan is secured by security interests in certain collateral of the Company and the stock in certain subsidiaries of the Company.
The Merger Agreement contains certain termination rights for both Medtronic and the Company, and further provides that in the event of termination of the Merger Agreement under certain specified circumstances, the Company would be required to pay Medtronic a termination fee of $13 million.
Consummation of the Merger is subject to customary conditions and approvals, including, but not limited to (i) the approval of the Company’s shareholders, (ii) the absence of any law or order prohibiting the consummation of the Merger, (iii) the expiration or termination of any applicable waiting period under the Hart—Scott—Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of approvals under applicable foreign antitrust laws, (iv) not more than 10% of the outstanding shares of our Common Stock being the subject of validly exercised appraisal rights and (v) the absence of a material adverse effect with respect to ATS. The Merger is expected to be completed in late summer or early fall of 2010.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “expect,” “believe,” “anticipate” or “estimate” identify such forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially from those expressed in such forward-looking statements. The factors that could cause such material differences are identified in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and in Part II, Item 1A of this Form 10-Q. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future filings with the SEC.
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
In 1990, we licensed a patented and partially developed mechanical heart valve from CarboMedics, Inc. Under the terms of the license, we would complete the development of the valve and agreed to purchase carbon components from CarboMedics. As a result, ATS now holds an exclusive, royalty-free, worldwide license to an open pivot, bileaflet mechanical heart valve design owned by CarboMedics. In addition, we have an exclusive, worldwide right and license to use CarboMedics’ pyrolytic carbon technology to manufacture components for the ATS mechanical heart valve. We commenced selling the ATS mechanical heart valve in international markets in 1992. In 2000, we received U.S. Food and Drug Administration (“FDA”) approval to sell the ATS Open Pivot® mechanical heart valve and commenced sales and marketing of our valve in the United States.
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
In 2004, we made our first investments outside the mechanical heart valve market. We completed a global partnership agreement with CryoCath Technologies, Inc. to market CryoCath’s surgical cryotherapy products for the ablation of cardiac arrhythmias. CryoCath developed a portfolio of novel products marketed under the SurgiFrost® and FrostByte® trade names which are used by cardiac surgeons to treat cardiac arrhythmias. Treatment is accomplished through the creation of an intricate pattern of lesions on the surface of the heart to block inappropriate electrical conduction circuits which cause the heart to be less effective when pumping blood and can lead to stroke, heart failure and death. Unique to this technology is the use of cryothermy (cold) to create lesions. The agreement with CryoCath has resulted in revenues for ATS since 2005.
In 2005, we continued to expand our business outside the mechanical heart valve market. We entered into an exclusive development, supply and distribution agreement with Genesee BioMedical, Inc. (“GBI”) under which GBI develops, supplies and manufactures cardiac surgical products to include annuloplasty repair rings and bands and accessories, and we have exclusive worldwide rights to market and sell such products. Our agreement with GBI has produced revenues for us since 2006.
In 2006, we completed the acquisition of all the voting and non-voting stock of 3F Therapeutics, Inc., an early stage privately-held medical device company at the forefront of the emerging field of minimally invasive open- and closed-chest tissue valve replacement. The acquisition of 3F was a major step in the execution of our long-standing vision of obtaining a leadership position in the major segments of the cardiac surgery market. The acquisition was consummated pursuant to an agreement and plan of merger, as amended (“3F Merger Agreement”). Under the terms of the 3F Merger Agreement, upon closing, we paid each 3F stockholder its pro-rata portion of an initial payment of 9,000,000 shares of our common stock, subject to certain adjustments. In December 2009, we issued 5,000,000 shares of our common stock to 3F stockholders under the 3F Merger Agreement upon obtaining the European CE Mark on our Enable® Aortic Bioprosthesis sutureless tissue valve product. In addition, we are obligated under the Merger Agreement to make an additional contingent payment to 3F stockholders of up to 5,000,000 shares of our common stock upon obtaining U.S. FDA approval on the Enable product or FDA or European CE Mark approval for certain future key products acquired in the 3F acquisition on or prior to December 31, 2013. Milestone share payments may be accelerated upon completion of certain transactions involving these future key products.

The first generation tissue valve of the 3F portfolio, the ATS 3f® Aortic Bioprosthesis, has received both FDA approval and the European CE mark and is available for sale in the United States, Europe and certain other international markets. As discussed above, in December 2009 we received European CE Mark approval of our second tissue valve, the sutureless ATS 3f Enable Aortic Bioprosthesis, which is intended to enable less invasive aortic valve replacement. We are also developing an aortic tissue valve for use in beating heart procedures based in part on the characteristics of the next generation of Enable valves. First in-human studies of this technology is targeted for 2010, and if successful, commercialization of a beating heart solution could occur within one to two years thereafter.
In 2007, we acquired the cryoablation surgical device business of CryoCath. The acquisition included the SurgiFrost, FrostByte and SurgiFrost XL family of products for which we had served as CryoCath’s exclusive agent in the United States and distributor in certain international markets. Under the acquisition agreement, we paid CryoCath $22.0 million upon closing of the transaction (reduced by $0.9 million subsequent to closing) and $2.0 million during 2008 upon the achievement of certain manufacturing transition milestones. We also paid $2.0 million in 2009 (two years after closing) and agreed to pay up to $4.0 million in contingent payments based on future sales of Surgifrost XL, a product the Company discontinued developing in late 2008. The Company continues to develop less invasive procedures utilizing its existing set of tools. The acquisition of the cryoablation surgical device business of CryoCath enables us to leverage our current operating infrastructure and allows us to better address the rapidly growing cardiac arrhythmia market within cardiac surgery.
Merger with Medtronic, Inc.
On April 28, 2010, we entered into an Agreement and Plan of Merger with Medtronic, Inc. and Pilgrim Merger Corporation, a wholly owned subsidiary of Medtronic, pursuant to which Medtronic will acquire all of the outstanding shares of ATS for $4.00 per share in cash, without interest, and pursuant to which ATS will become a wholly owned subsidiary of Medtronic.
On the terms and subject to the conditions set forth in the Merger Agreement, which has been unanimously approved by our Board of Directors, at the effective time of the Merger (the “Effective Time”), each share of our common stock, par value $0.01 per share, that is issued and outstanding immediately prior to the Effective Time (other than ATS common stock held by us, Medtronic or its subsidiaries, which will be canceled without payment of any consideration, and ATS common stock for which appraisal rights have been validly exercised and not withdrawn) will be converted at the Effective Time into the right to receive $4.00 in cash, without interest (the “Merger Consideration”), subject to adjustment under certain conditions as described in the Merger Agreement. Each option to purchase ATS common stock that is outstanding as of the Effective Time will be canceled in exchange for the right to receive in cash the amount by which the Merger Consideration exceeds the exercise price, multiplied by the number of shares subject to such option. Each RSU that is outstanding immediately prior to the Effective Time will, at the Effective Time, be canceled in exchange for the right to receive in cash the Merger Consideration. Each warrant to purchase ATS common stock that is outstanding immediately prior to the Effective Time will be converted into the right to receive, upon exercise, an amount in cash equal to the amount by which the Merger Consideration exceeds the exercise price, multiplied by the number of shares subject to such warrant.
We have made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants that: (i) we will conduct our business in the ordinary course consistent with past practice during the interim period between the execution of the Merger Agreement and the Effective Time, (ii) we will not engage in certain kinds of transactions during such period, (iii) we hold a meeting of ATS shareholders to consider approval of the Merger Agreement, (iv) subject to certain customary exceptions, that our Board of Directors will recommend approval by its shareholders of the Merger Agreement and (v) both Medtronic and ATS will use their respective reasonable best efforts to make any required filings under applicable U.S. and foreign antitrust laws, to obtain any required consents, approvals or the expiration of any applicable waiting periods under such laws and, if any objections are asserted under such laws, to resolve such objections. We have also made certain additional customary covenants, including, among others, covenants not to: (i) solicit proposals relating to alternative business combination transactions or (ii) subject to certain exceptions, enter into discussions concerning or provide confidential information in connection with any proposals for alternative business combination transactions. In addition, we are required to redeem, as a condition of the proposed Merger and prior to the Effective Time, all of our 6% Convertible Senior Notes at a redemption price in cash equal to 100% of the principal amount of the Notes, together with accrued and unpaid interest thereon. When the Notes are redeemed, we will recognize a non-cash debt restructuring charge of approximately $4.7 million related primarily to the unamortized discount on the Notes.

In addition, Medtronic has agreed to loan to us, in one or more advances, up to $30 million. Advances under the Loan will bear interest at the annual rate of 10%, payable monthly. The proceeds of any advance may only be used to redeem the Convertible Senior Notes, to repay outstanding borrowings under our Term Loan with Silicon Valley Bank, and/or to finance working capital or, if the Merger Agreement is terminated, for general corporate purposes in the ordinary course of business consistent with past practice. The entire unpaid principal balance of the Loan, together with accrued and unpaid interest, will be due and payable in full 24 months following the termination for any reason of the Merger Agreement. The Loan carries an upfront facility fee of 1.5% of the original principal balance of the Loan, due within 10 days of funding. Upon final payment of the Loan, we will be required to pay, in addition to the then outstanding principal and accrued but unpaid interest, a final payment equal to 6% of the original principal balance of the Loan. Our obligations under the Loan are secured by a security interest in certain collateral of ATS and a security interest in the stock of certain subsidiaries of ATS.
The Merger Agreement contains certain termination rights for both Medtronic and ATS, and further provides that in the event of termination of the Merger Agreement under certain specified circumstances, we would be required to pay Medtronic a termination fee of $13 million.
In connection with the Merger Agreement, Alta Partners VIII, L.P., Essex Woodlands Health Ventures Fund VIII, L.P. and Theodore C. Skokos, each a significant shareholder of our Common Stock (the “Voting Parties”), have entered into voting agreements (the “Voting Agreements”) covering a total of 15,673,095 shares of our Common Stock legally or beneficially owned by the Voting Parties (the “Voting Party Shares”). Under the Voting Agreements, each Voting Party has agreed to vote its Voting Party Shares in favor of the Merger and has also agreed to certain restrictions on the disposition of such Voting Party Shares, subject to the terms and conditions set forth in the Voting Agreements. The Voting Agreements provide that they will terminate concurrently with any termination of the Merger Agreement.
Consummation of the Merger is subject to customary conditions, including (i) approval of the holders of a majority of the outstanding shares of our Common Stock, (ii) the absence of any law or order prohibiting the consummation of the Merger, (iii) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of approvals under applicable foreign antitrust laws, (iv) not more than 10% of the outstanding shares of our Common Stock being the subject of validly exercised appraisal rights and (v) the absence of a material adverse effect with respect to ATS. The Merger is expected to be completed in late summer or early fall of 2010.
Critical Accounting Policies and Estimates
We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Management’s discussion and analysis of financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect (1) the reported amounts of assets, liabilities, revenues and expenses; and (2) the related disclosure of contingent assets and liabilities. At each balance sheet date, we evaluate our estimates and judgments. The critical accounting policies that are most important to fully understanding and evaluating our financial condition and results of operations are discussed in our most recent Annual Report on Form 10-K on file with the SEC.
See Note 10 of “Notes to Consolidated Financial Statements” in Item 1 of this Form 10-Q for information on recently issued accounting pronouncements which will or could affect our accounting policies and estimates.

Results of Operations
The following table provides the dollar and percentage change in the Statements of Operations for the three month periods ended April 3, 2010 and April 4, 2009.

	Three months ended April 3 (April 4)
			Increase	(Decrease)
(in thousands)	2010	2009	$	%
Net sales	$18,591	$18,403	$188	1.0%
Cost of goods sold	6,405	6,130	275	4.5%

Gross profit	12,186	12,273	(87)	(0.7)%

Operating expenses:
Sales and marketing	8,704	7,501	1,203	16.0%
Research and development	3,267	2,044	1,223	59.8%
General and administrative	3,041	2,476	565	22.8%
Amortization of intangibles	812	788	24	3.0%

Total operating expenses	15,824	12,809	3,015	23.5%

Operating loss	(3,638)	(536)	3,102	578.7%

Net interest expense	(617)	(719)	(102)	(14.2)%
Other expense, net	(331)	(353)	(22)	(6.2)%

Net loss before income taxes	(4,586)	(1,608)	2,978	185.2%
Income tax expense	(85)	(63)	22	34.9%

Net loss	$(4,671)	$(1,671)	$3,000	179.5%

The following table presents the Statements of Operations as a percentage of net sales for the three month periods ended April 3, 2010 and April 4, 2009.

	Three months ended
	April 3 (April 4)
	2010	2009
Net sales	100.0%	100.0%
Cost of goods sold	34.5%	33.3%

Gross profit	65.5%	66.7%
Operating expenses:
Sales and marketing	46.8%	40.8%
Research and development	17.6%	11.1%
General and administrative	16.4%	13.5%
Amortization of intangibles	4.4%	4.3%

Total operating expenses	85.1%	69.6%

Operating loss	(19.6)%	(2.9)%

Net interest expense	(3.3)%	(3.9)%
Other expense, net	(1.8)%	(1.9)%

Net loss before income taxes	(24.7)%	(8.7)%
Income tax expense	(0.5)%	(0.3)%

Net loss	(25.1)%	(9.1)%

Net Sales. The following table provides the dollar and percentage change in net sales inside and outside the United States for the three month periods ended April 3, 2010 and April 4, 2009.

	Three months ended April 3 (April 4)
			Increase	(Decrease)
(in thousands)	2010	2009	$	%

United States	$7,491	$7,932	$(441)	(5.6)%

Outside United States	11,100	10,471	629	6.0%

Total	$18,591	$18,403	$188	1.0%

The following table provides net sales inside and outside the United States as a percentage of total net sales for the three month periods ended April 3, 2010 and April 4, 2009.

	Three months ended
	April 3 (April 4)
	2010	2009

United States	40.3%	43.1%

Outside United States	59.7%	56.9%

Total	100.0%	100.0%

The following table provides net sales by product group for the three month periods ended April 3, 2010 and April 4, 2009.

	Three months ended April 3 (April 4)
			Increase	(Decrease)
(in thousands)	2010	2009	$	%
Heart valve therapy	$13,653	$13,245	$408	3.1%

Surgical arrhythmia	4,895	4,904	(9)	(0.2)%

Surgical tools and accessories	43	254	(211)	(83.1)%

Total	$18,591	$18,403	$188	1.0%

Total net sales in the first quarter of 2010 increased 1.0% over the same period in 2009. Our net sales increase in the first quarter of 2010 was favorably impacted by approximately 140 basis points related to higher foreign currency exchange rates against the U.S. dollar during 2010. Approximately 20% of our total sales for the first quarter of 2010 was invoiced in Euros or other local currencies in European markets where we sell our products directly to hospitals.
Heart valve therapy sales, our largest product group, consists of mechanical and tissue heart valves and heart valve repair products. Our mechanical heart valve products continue to be our primary product line and comprised approximately 58% of our total worldwide sales for the first quarter of 2009, compared to 59% for the same period in 2009. Worldwide mechanical heart valve revenue for the three months ended April 3, 2010 decreased 2% from the same period in 2009 due to weaker mechanical heart valve sales in the United States as the market continues to move more toward tissue valves. Tissue heart valve revenue for the three months ended April 3, 2010 was $1.8 million, an increase of 59% compared to the same period in 2009. This increase was driven by the ongoing commercial launch of our first generation U.S. tissue valve product, the ATS 3f Aortic Bioprosthesis, approved by the FDA in October 2008, and the limited launch of our second generation tissue valve product, the sutureless ATS 3f Enable Aortic Bioprosthesis, which received European CE Mark approval in December 2009 and is intended to enable less invasive aortic valve replacement. Heart valve repair revenue was $1.2 million for the three months ended April 3, 2010 million, flat compared to the same period in 2009.

Surgical arrhythmia therapy products consist of cryotherapy products for the ablation of cardiac arrhythmias. We acquired this business from CryoCath in 2007. Surgical arrhythmia therapy revenue was $4.9 million for the first quarters of both 2010 and 2009, increasing 25% internationally while declining 9% in the United States. Cryotherapy products in general and CryoMaze procedural growth in particular have benefited from the growth of the surgical ablation market and increased market acceptance of cryo-energy (cold) as a preferred technology to perform Cox-Maze lesion sets, especially in international markets.
Surgical tools and accessories consist primarily of cardiac anastomosis assist devices and thoracic port systems. Effective August 1, 2009, we ceased distribution of anastomotic assist devices, which represented approximately $0.2 million of sales in the first quarter of 2009.
Cost of Goods Sold and Gross Profit. Our first quarter 2010 gross profit percentage of net sales was 65.5% compared to 66.7% for the same period in the prior year.
Our first quarter 2010 gross profit as a percentage of net sales was negatively impacted by lower international selling prices due to geographical sales mix shifts resulting from greater sales growth in lower-margin countries, where we sell our products through independent distributors, than in higher-margin countries where we sell our products direct. This had a combined net unfavorable impact on our first quarter 2010 gross profit percentage of net sales of approximately 130 basis points compared to the first quarter of 2009. Our first quarter 2010 gross profit was also negatively impacted by shifts in the overall product mix to lower margin products, which decreased our first quarter 2010 gross profit percentage of net sales by approximately 80 basis points compared to the first quarter of 2009.
Our first quarter 2010 gross profit as a percentage of net sales has benefited from lower product manufacturing costs, particularly for mechanical heart valve and cryotherapy products. The cost declines are attributable primarily to higher manufacturing volumes and manufacturing efficiency improvements. Lower product costs increased our first quarter 2010 gross profit percentage of net sales by approximately 110 basis points compared to the first quarter of 2009.
Sales and Marketing. In the United States, our sales and marketing costs for the first quarter of 2010 increased 16.8% over the comparable period in the prior year, to $5.8 million. The increase reflects infrastructure investments and increased headcount for the U.S. sales force (field selling costs in the United States were 19.7% higher in the first quarter of 2010), higher marketing program costs, particularly for our tissue heart valve business, and higher stock compensation expense.
Internationally, our sales and marketing costs for the first quarter of 2010 increased 14.6% over the first quarter of 2009, to $2.9 million. The increase is attributable to our continuing investment in headcount and programs to support and expand our direct sales operations in Europe and prepare for the full commercial launch of our Enable tissue valve product line. Also contributing to the higher first quarter 2010 international sales and marketing costs was higher Euro-to-U.S. dollar foreign exchange rates during 2010 than 2009. More than 75% of our international sales and marketing costs are denominated in Euros.
Research and Development. Research and development (“R & D”) expenses for the first quarter of 2010 increased almost 60% over the comparable period in the prior year to $3.3 million. The increase reflects significantly higher pre-clinical study, testing and prototype costs for next generation tissue valve product platforms and the Forcefield biocompatible interface development program, as well as R & D headcount additions and higher stock compensation expense. Fluctuations in our R & D spending are generally related to the timing and stages of individual projects and programs.
General and Administrative. General and administrative (“G & A”) expenses increased 22.8%, or approximately $0.6 million, in the first quarter of 2010 compared to the first quarter of 2009. The increase is the result of higher consulting and professional fees ($0.3 million), legal fees ($0.1 million) and stock compensation expense ($0.2 million).
We anticipate recording significant additional costs, fees and expenses in 2010 related to (1) the proposed Merger with Medtronic, (2) corporate development activities and (3) the structuring and evaluation of alternative debt refinancing options.

In the first quarters of 2010 and 2009, we recognized total stock compensation expense of $1.0 million and $0.5 million, respectively. Stock compensation expense has been allocated to cost of goods sold, sales and marketing, R & D and G & A expenses as indicated above in Note 2 of “Notes to Consolidated Financial Statements” in this Form 10-Q. The increase in stock compensation expense in the first quarter of 2010 over the first quarter of 2009 is attributable to new equity grants and awards, accelerated vesting of certain RSUs due to management incentive goals achieved and to the prior year reduction of stock compensation expense for forfeitures of RSUs originally granted in 2005, before our adoption FAS 123(R).
Amortization of Intangibles. Amortization expense for the first quarters of 2010 and 2009 totaled approximately $0.8 million and consisted primarily of amortization of our pyrolytic carbon technology license with CarboMedics as well as amortization of definite-lived intangible assets acquired in connection with our 2006 acquisition of 3F and our 2007 acquisition of the surgical cryoablation business of CryoCath. We estimate total amortization expense for full year 2010 will be approximately $3.2 million.
Net Interest Expense. Net interest expense for the first quarter of 2010 declined approximately 14% from the same period in 2009 due to lower interest on the declining principal balance of our loan with Silicon Valley Bank and the cessation of imputed interest expense on the $2.0 million acquisition payment made to CryoCath in June 2009.
Net interest expense includes (1) commitment fee and deferred financing costs related to the 2008 Credit Agreement and Credit Facility with Theodore C. Skokos (2) interest on the $8.6 million Term Loan with Silicon Valley Bank obtained in connection with the 2007 acquisition of the surgical cryoablation business of CryoCath, and (3) interest on the $22.4 million aggregate principal amount of 6% Convertible Senior Notes issued in 2005. Interest expense on the Notes includes amortization of (a) financing costs, (b) the discount related to the implied value of common stock warrants sold with the Notes, and (c) the discounts related to the bifurcated Convertible Senior Notes derivatives. See Note 6 of “Notes to Consolidated Financial Statements” in this Form 10-Q for more information regarding all of these debt instruments.
Other Expense. The following table summarizes our net other expense for the three month periods ended April 3, 2010 and April 4, 2009.

	Three months ended
	April 3 (April 4)
(in thousands)	2010	2009

Convertible Senior Notes derivative liability gain	$9	$9
Net foreign currency transaction losses:
Realized	(30)	(229)
Unrealized	(310)	(133)

Other expense, net	$(331)	$(353)

Net other expense includes net foreign currency transaction gains and losses, including unrealized foreign currency gains and losses, related to short-term intercompany balances with our foreign subsidiaries. These gains and losses have been impacted in recent years by larger fluctuations in foreign currency exchange rates. The currency transaction losses in the first quarters of both 2010 and 2009 reflect weaker Euro-to-U.S. dollar exchange rates.
Since 2005 we have recorded non-operating other income for the change in fair value of the Convertible Senior Notes derivative liability. See Note 6 of “Notes to Consolidated Financial Statements” in this Form 10-Q for more information regarding the Notes derivative liability.
Income Taxes. In the first quarters of both 2010 and 2009, we recognized approximately $0.1 million of income tax expense, respectively, related to (1) deferred income taxes connected with the deductibility of goodwill from the 2007 acquisition of the cryoablation surgical device business of CryoCath for tax purposes, but not for book purposes, and the uncertainty of the timing of its reversal for book purposes and (2) current income taxes for certain of our international sales subsidiaries and certain state franchise taxes. In future years, we will continue recognizing deferred income tax expense related to the CryoCath goodwill over its tax life as long as there is no impairment of the goodwill’s recorded value.
Through 2009 we had accumulated approximately $167 million of net operating loss (“NOL”) carryforwards for U.S. tax purposes ($59 million related to 3F). We believe that our ability to fully utilize the existing NOL carryforwards could be restricted on a portion of the NOL by changes in control that may have occurred or may occur in the future and by our ability to generate net income. We are continuing to conduct a formal study of whether, or to what extent, past changes in control of ATS impair our NOL carryforwards. We have recorded no net deferred tax asset related to our NOL carryforwards and other deferred items as we currently cannot determine that it is more likely than not that this asset will be realized and we, therefore, have provided a valuation allowance for the entire asset.

Net Loss. Our increase in net loss in the first quarter of 2010 compared to the comparable period in 2009 was due primarily to increased operating expenses, which have been described in detail above.
Liquidity and Capital Resources
Cash and cash equivalents totaled $9.5 million and $14.2 million at April 3, 2010 and December 31, 2009, respectively.
Operating Activities. During the first quarter of 2010, we received cash payments from customers of approximately $18.2 million (approximately $17.7 million for the first quarter of 2009) and made payments to employees and suppliers of approximately $21.8 million (approximately $20.0 million for first quarter 2009).
We have incurred significant expenses to support the commercialization of ATS products both in the United States and in international markets, have invested in new products and technologies and have completed strategic acquisitions and business partnerships to diversify our product portfolio. As we grow sales in future periods, better leverage our operating expenses and continue to drive declines in our product manufacturing costs, we believe that our operating losses will decrease and that we will move toward a cash flow breakeven on sales and eventually to full-year profitability.
Investing Activities. We purchased leasehold improvements, property and equipment totaling $0.2 million and $0.3 million during the first three months of 2010 and 2009, respectively. Capital spending in both 2010 and 2009 has focused on information technology and manufacturing improvement projects.
Financing Activities. During the first three months of both 2010 and 2009, we raised $0.1 million from the issuance of common stock, primarily through exercises of stock options and warrants as well as purchases under our employee stock purchase plan.
On February 25, 2010, we received a commitment letter for four-year (interest only during the first year) term debt financing of approximately $30 million from one of our directors, Theodore C. Skokos, and The Ted and Shannon Skokos Foundation. This financing was intended to be used to call and retire our Convertible Senior Notes and bank Term Loan together totaling approximately $26 million as well as to provide general corporate working capital. In light of the proposed Merger with Medtronic and the related $30 million Loan from Medtronic (see “Merger with Medtronic, Inc.” above), we allowed the Skokos Commitment to expire. As required under the terms of the commitment letter, we paid a one-time $0.45 million facility fee during the first quarter of 2010 and will pay a break-up fee of $0.45 million in the second quarter of 2010 in connection with the expiration of the Skokos Commitment.
In 2005, we sold a combined $22.4 million aggregate principal amount of 6% Convertible Senior Notes due in 2025, Warrants to purchase 1,344,000 shares of our common stock and certain embedded derivatives. The Warrants are exercisable at $4.40 per share and expire in 2010. We used the proceeds from the Notes for general corporate purposes, working capital, capital expenditures and to fund business development opportunities. Interest on the Notes is due semi-annually in April and October. The Notes are convertible into common stock at any time at a fixed conversion price of $4.20 per share, subject to certain adjustments. If fully converted, the Notes would convert into approximately 5,333,334 shares of our common stock. We have the right to redeem the Notes at 100% of the principal amount plus accrued interest at any time on or after October 20, 2008. The redemption of the Notes is required as a condition of the proposed Merger with Medtronic. See “Merger with Medtronic, Inc.” above. The Notes will be redeemed using the proceeds of a $30 million Loan to be obtained in connection with the proposed Merger. When the Notes are redeemed, we will recognize a non-cash debt restructuring charge of approximately $4.7 million related primarily to the unamortized discount on the Notes. The investors have the right to require us to repurchase the Notes at 100% of the principal amount plus accrued interest on October 15 in 2010, 2015 and 2020. Accordingly, we have reclassified the Notes from long-term to current liabilities on our balance sheet at both December 31, 2009 and April 3, 2010.

We have maintained a Loan and Security Agreement with Silicon Valley Bank since 2004. Under the Loan Agreement, as amended, all ATS assets are pledged as collateral and we are subject to certain financial covenants. In 2007, we entered into an Amendment to the Loan Agreement whereby the Bank provided for an $8.6 million Term Loan, which we used to repay then outstanding term loans and advances from the Bank and to purchase the surgical cryoablation business from CryoCath. Under the Term Loan, as amended, we began making monthly payments of principal plus interest in 2008 that continue until June 2011. Accordingly, we repaid $0.9 million of principal on the Term Loan during the first three months of both 2010 and 2009. We have the right to prepay all, but not less than all, of the outstanding Term Loan at any time so long as no event of default has occurred. Interest on the Term Loan accrues at a fixed rate per annum of 9.5%, equal to 1.25% above the prime rate in effect as of the funding date of the Term Loan. The 2007 Amendment also made certain changes to the liquidity ratio covenant set forth in the Loan Agreement, as amended. The liquidity ratio was changed to require that we maintain, at all times, on a consolidated basis, a ratio of (1) the sum of (a) our unrestricted cash (and equivalents) on deposit with the Bank plus (b) 50% of the our accounts receivable arising from the sale or lease of goods, or provision of services, in the ordinary course of business, divided by (2) our indebtedness to the Bank for borrowed money, equal to or greater than 1.4 to 1.0. In late 2008, we entered into another Amendment to the Loan Agreement whereby the liquidity ratio was raised to 2.0 to 1.0 until a $4.5 million litigation settlement payment was made to CarboMedics and a related security interest granted to CarboMedics was released. Upon such payment, the Bank agreed to return the liquidity ratio requirement to 1.4 to 1.0. In April 2009, we made the $4.5 million settlement payment. As of April 3, 2010 and December 31, 2009, we were in compliance with all financial covenants set forth in the Loan Agreement, as amended.
In 2008, we entered into a Credit Agreement with Mr. Skokos, for a two-year, $5 million Credit Facility. Advances under the Credit Facility carry interest at 15% per annum payable quarterly. The Credit Facility also carries an annual commitment fee of 1% of the average unused Revolving Commitment Amount, payable annually. We paid the first annual commitment fee of $0.05 million to Mr. Skokos in July 2009. As of April 3, 2010, no amounts had been drawn under the Credit Facility. Our obligations to Mr. Skokos under the Credit Agreement are subordinate to (1) our obligations to the holders of our Convertible Senior Notes and (2) our obligations to Silicon Valley Bank. All assets are pledged as collateral on the Credit Facility. In connection with the execution of the Credit Agreement, we issued to Mr. Skokos a warrant to purchase 245,098 shares of our common stock at $2.04 per share until June 29, 2015. In July 2008, Mr. Skokos exercised this warrant in full and we received $0.5 million from the exercise. We are obligated to issue additional seven-year warrants to Mr. Skokos in the future based on the total amount of advances under the Credit Facility.
Cash Management and Funding of Future Operations
We anticipate that operating costs will remain relatively high in comparison to sales during 2010 and will continue to require the use of cash to fund operations. However, we anticipate having sufficient cash to fund our operations until the consummation of the proposed Merger with Medtronic. As identified in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, global economic turmoil may adversely impact our revenue, access to the capital markets or future demand for our products, all of which could affect our long-term viability. Approximately 60% of our revenue is derived from markets outside the United States and this revenue may be adversely impacted by large swings in foreign currency exchange rates and the availability of credit for our distributors in emerging markets. Maintaining adequate levels of working capital depends in part upon the success of our products in the marketplace, the relative profitability of those products and our ability to control operating and capital expenses.
If the Merger with Medtronic is not consummated, we may need to raise additional cash in or after 2010 to fund our business and to pay off our $30 million Loan to be obtained from Medtronic when it comes due 24 months after termination of the Merger Agreement. If the Merger with Medtronic is not consummated, funding of our operations in future periods would likely require additional investments in ATS in the form of equity or debt. Any sale of additional equity or issuance of debt securities may result in dilution to our stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing when needed, we may be required to delay, reduce the scope of, or eliminate one or more aspects of our business development activities, which could harm the growth of our business.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended April 3, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
Medtronic Merger Class Action Litigation
On May 4, 2010, a class action complaint was filed in the District Court of the State of Minnesota Hennepin County concerning the Merger. The class action was instituted by Patrick Vandenberghe, individually and on behalf of all public shareholders of the Company, against the Company, our board of directors, Medtronic and Pilgrim Merger Corporation, a wholly owned subsidiary of Medtronic. The complaint alleges breach of fiduciary duty by the members of our board of directors arising out of the attempt to sell the Company by means of unfair process with preclusive deal protection devices, and at an unfair price of $4.00 in cash for each share of the Company’s common stock. The complaint also alleges that the Company and Medtronic aided and abetted the alleged breach of fiduciary duties. The complaint seeks damages, costs and injunctive relief to prevent the consummation of the Merger, or in the event that the Merger is consummated, then rescission or rescissory damages.
On May 4, 2010, the Company received notice of a class action complaint venued in the District Court of the State of Minnesota Hennepin County concerning the Merger. The class action was instituted by Scott Kirklighter, individually and on behalf of all public shareholders of the Company, against the Company, our board of directors, our chief executive officer, our chief financial officer, Medtronic and Pilgrim Merger Corporation, a wholly owned subsidiary of Medtronic. The complaint alleges breach of fiduciary duty by the members of our board of directors, our chief executive officer and our chief financial officer arising out of the attempt to sell the Company by means of unfair process and at an unfair price of $4.00 in cash for each share of the Company’s common stock. The complaint also alleges that the Company, Medtronic and Pilgrim Merger Corporation, a wholly owned subsidiary of Medtronic, aided and abetted the breach of fiduciary duties. The complaint seeks costs and injunctive relief to prevent the consummation of the Merger unless and until the Company adopts and implements a procedure or process to obtain a transaction that provides the best possible terms for our shareholders, and rescission of, to the extent already implemented, the Merger Agreement or any of the terms thereof. The complaint also seeks a declaration and decree that the Merger Agreement was agreed to in breach of the fiduciary duties of the members of our board of directors, our chief executive officer and our chief financial officer, a direction from the court to the members of our board of directors, our chief executive officer and our chief financial officer to exercise their fiduciary duties to commence a sale process that is reasonably designed to secure the best possible consideration for the Company and the imposition of a constructive trust, in favor of Mr. Kirklighter and members of the purported class, upon any benefits improperly received by the defendants as a result of their alleged wrongful conduct.
On May 10, 2010, the Company received notice of a class action complaint venued in the District Court of the State of Minnesota Hennepin County concerning the Merger. The class action was instituted by Vance S. Dahle, individually and on behalf of all public shareholders of the Company, against the Company, our board of directors, Medtronic and Pilgrim Merger Corporation, a wholly owned subsidiary of Medtronic. The complaint alleges breach of fiduciary duty by the members of our board of directors arising out of the attempt to sell the Company by means of unfair process with preclusive deal protection devices, and at an unfair price of $4.00 in cash for each share of the Company’s common stock. The complaint also alleges that Medtronic and its wholly owned subsidiary, Pilgrim Merger Corporation, aided and abetted the alleged breach of fiduciary duties. The complaint seeks damages, costs and injunctive relief to prevent the consummation of the Merger, or in the event that the Merger is consummated, then rescission or rescissory damages.
We believe the class actions described above are without merit, and we intend to vigorously defend against the claims asserted.
Abbey Litigation
On January 23, 2006, following execution of a Merger Agreement between the Company and 3F Therapeutics, Inc. (“3F”), 3F was informed of a summons and complaint which was filed in the U.S. District Court in the Southern District of New York by Arthur N. Abbey (“Abbey”) against 3F Partners Limited Partnership II (a major stockholder of 3F, “3F Partners II”), Theodore C. Skokos (the then chairman of the board and a stockholder of 3F), 3F Management II, LLC (the general partner of 3F Partners II), and 3F (collectively, the “Defendants”) (the “Abbey I Litigation”). The summons and complaint alleges that the Defendants committed fraud under federal securities laws, common law fraud and negligent misrepresentation in connection with the purchase by Abbey of certain securities of 3F Partners II. In particular, Abbey claims that the Defendants induced Abbey to invest $4 million in 3F Partners II, which, in turn, invested $6 million in certain preferred stock of 3F, by allegedly causing Abbey to believe, among other things, that such investment would be short-term. Pursuant to the complaint, Abbey is seeking rescission of his purchase of his limited partnership interest in 3F Partners II and return of the amount paid therefor (together with pre-and post-judgment interest), compensatory damages for the alleged lost principal of his investment (together with interest thereon and additional general, consequential and incidental damages), general damages for all alleged injuries resulting from the alleged fraud in an amount to be determined at trial and such other legal and equitable relief as the court may deem just and proper. Abbey did not purchase any securities directly from 3F and is not a stockholder of 3F. In March 2006, 3F filed a motion to dismiss the complaint. In August 2007, the Court granted 3F’s motion to dismiss the complaint based on plaintiff’s failure to state a claim upon which relief may be granted and ordered the Clerk of the Court to close the case. Abbey filed a Notice of Appeal with the United States Court of Appeals for the Second Circuit seeking to reverse the District Court’s August 2007 Order dismissing the case. In December 2008, the Second Circuit issued a Summary Order that affirmed the District Court’s judgment of dismissal finding that Abbey failed to state a claim against 3F. However, the Second Circuit remanded the case to the District Court to allow Abbey a chance to replead his claims. On or about February 13, 2009, Abbey filed an amended complaint which purports to allege additional facts to support the same claims against 3F that were asserted and dismissed in the original complaint. On or about March 31, 2009, 3F served and filed its motion to dismiss the amended complaint with prejudice. 3F’s motion to dismiss was fully submitted on June 8, 2009. By Order entered December 2, 2009, the District Court denied 3F’s motion to dismiss on the ground of lack of standing and converted the remainder of 3F’s motion to dismiss for failure to state a claim into a motion for summary judgment. Accordingly, the Court ordered “limited discovery” to be completed by February 26, 2010 and additional briefings on summary judgment to be completed by April 9, 2010. This schedule has been modified and discovery is to be completed by June 8, 2010 and additional briefings on summary judgment are to be fully submitted by August 16, 2010.

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
3F has been notified by its director and officer insurance carrier that such carrier will defend and cover all defense costs as to 3F and Mr. Skokos in the Abbey I Litigation and Abbey II Litigation, subject to policy terms and full reservation of rights. In addition, under the Merger Agreement, 3F and the 3F stockholder representative have agreed that the Abbey I Litigation and Abbey II Litigation are matters for which express indemnification is provided. As a result, certain escrow shares and contingent shares, if any, which may in the future be issued under the Merger Agreement, may be used by ATS to satisfy, in part, ATS’s set-off rights and indemnification claims for damages and losses incurred by 3F or ATS, and their directors, officers and affiliates, that are not otherwise covered by applicable insurance arising from the Abbey I Litigation and Abbey II Litigation. See Note 5 of “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for a description of the contingent shares. The Company believes the Abbey I Litigation and Abbey II Litigation will not have a material impact on the Company’s financial position or operating results.
ITEM 1A. Risk Factors
You should carefully consider the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, any of which could have a material impact on our business, financial condition or results of operations.
The following are new risk factors that should be read in conjunction with the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009:
Our business and our financial condition may be adversely affected if the proposed Merger with Medtronic is not completed, which could cause our stock price to decline.
The proposed Merger with Medtronic is subject to several customary conditions, including obtaining clearance from governmental entities and the approval of the Merger by the outstanding holders of our common stock. During the months following execution of the Merger Agreement with Medtronic until we are able to secure these necessary approvals and close the transaction, our employees and customers could be significantly distracted and our business could be adversely affected by the uncertainty created by the announcement of the proposed Merger. If the proposed Merger with Medtronic ultimately is not completed, we believe our business would have been, and would continue to be, adversely affected by a variety of risks, including those identified below, and we believe we would not be in as good of a position as we would have been had we not entered into a transaction with Medtronic in the first place:
•
the consequences of our management’s attention having been diverted from our day-to-day business over an extended period of time between execution of the Merger Agreement with Medtronic and the date on which the agreement would terminate;

•	the disruption to our relationships with customers and suppliers as a result of our and their efforts relating to the Merger;

•	actual and potential litigation associated with the proposed transaction with Medtronic;

•
damage to our financial condition as a result of actions triggered by the proposed Merger, such as the redemption of our 6% Convertible Senior Notes, that we otherwise would not have taken as soon or at all if we had not entered into the proposed Merger with Medtronic;

•	our inability to acquire further necessary financing to fund our ongoing operations post-termination of the proposed Merger with Medtronic;

•	the potential distraction to our sales force caused by uncertainties relating to the proposed Merger;

•	the potential delay in approval of products in the regulatory submission process; and

•	the potential loss of business to our competitors.
If the proposed Merger with Medtronic is not completed, the holders of our common stock, restricted stock units and options and warrants to purchase common stock will not receive the cash merger consideration provided in the Merger Agreement.
Pursuant to the Merger Agreement, each share of our common stock that is issued and outstanding immediately prior to the completion of the Merger (other than shares held by us, Medtronic or its subsidiaries, which will be canceled without payment of any consideration, and shares for which appraisal rights have been validly exercised and not withdrawn) will be converted into the right to receive $4.00 in cash, without interest. Each option to purchase our common stock that is outstanding immediately prior to the completion of the Merger will be canceled in exchange for the right to receive in cash the amount by which $4.00 exceeds the exercise price, multiplied by the number of shares subject to such option. Each restricted stock unit that is outstanding immediately prior to the completion of the Merger will be canceled in exchange for the right to receive $4.00 per restricted stock unit in cash. Each warrant to purchase our common stock that is outstanding immediately prior to the completion of the Merger will be converted into the right to receive, upon exercise, an amount in cash equal to the amount by which $4.00 exceeds the exercise price, multiplied by the number of shares subject to such warrant. The proposed Merger with Medtronic is subject to several customary conditions, including obtaining clearance from governmental entities and the approval of the Merger by a majority of the outstanding holders of our common stock. We may not be able to obtain all necessary approvals or meet all closing conditions in order to complete the proposed Merger. If we are not able to complete the Merger, the holders of our common stock, restricted stock units and options and warrants to purchase common stock will not receive the cash merger consideration provided in the Merger Agreement.
In connection with the proposed Merger with Medtronic, we may incur litigation costs which may harm our business and financial condition and cause our stock price to decline.
The proposed Merger with Medtronic could result in litigation against our Company in connection with the transaction itself regardless of whether we are able to close the transaction. This would result in additional litigation costs and management distraction and any failure to successfully defend against these actions could harm our business and our financial condition and cause our stock price to decline.
ITEM 6. Exhibits

2.1
Agreement and Plan of Merger, dated as of April 28, 2010, among Medtronic, Inc., Pilgrim Merger Corporation and ATS Medical, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 29, 2010).

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

Date: May 13, 2010	ATS MEDICAL, INC.
	By:	/s/ Michael D. Dale
Michael D. Dale
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Michael R. Kramer
Michael R. Kramer
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of April 28, 2010, among Medtronic, Inc., Pilgrim Merger Corporation and ATS Medical, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 29, 2010).

3.1	Third Restated Articles of Incorporation of ATS Medical, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2008).

3.2	Bylaws of the Company, as amended February 13, 2007 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 20, 2007).

4.1	Specimen certificate for shares of common stock of the Company (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act, as amended (Section 302 Certification)

31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act, as amended (Section 302 Certification)

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification)