Form 10-Q
period 2010-07-03
ATS MEDICAL INC
filed 2010-08-11
CIK 824068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 3, 2010
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
The number of shares outstanding of each of the issuer’s classes of common stock as of August 6, 2010, was:

Common Stock, $.01 par value	81,596,406 shares

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
ATS Medical, Inc.
Consolidated Balance Sheets
(Unaudited)
(In Thousands, Except Share Data)

	July 3,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$11,970	$14,235
Accounts receivable, less allowances of $506 at July 3, 2010 and $420 at December 31, 2009	14,657	14,398
Inventories, net	22,214	20,814
Prepaid expenses	1,526	1,774

Total current assets	50,367	51,221

Leasehold improvements, furniture and equipment, net	7,278	7,659
Goodwill	32,166	32,166
Other intangible assets	27,286	28,910
Other assets	1,573	1,299

Total assets	$118,670	$121,255

Liabilities and shareholders’ equity
Current liabilities:
Current portion of bank loan payable	$—	$2,646
Accounts payable	3,962	4,995
Accrued compensation	3,569	2,076
Convertible senior notes payable, net of unamortized discounts and bifurcated derivatives of $4,741 at December 31, 2009	—	17,659
Other accrued liabilities	2,157	2,894

Total current liabilities	9,688	30,270

Payable to Medtronic, Inc.	30,000	—
Bank loan payable	—	1,323
Other long-term liabilities	1,081	790

Shareholders’ equity:
Common stock, $.01 par value:
Authorized shares — 150,000,000
Issued and outstanding shares — 81,347,228 at July 3, 2010 and 78,187,741 at December 31, 2009	813	782
Additional paid-in capital	253,240	246,024
Accumulated deficit	(175,793)	(158,229)
Accumulated other comprehensive income (loss)	(359)	295

Total shareholders’ equity	77,901	88,872

Total liabilities and shareholders’ equity	$118,670	$121,255

The accompanying notes are an integral part of the consolidated financial statements.

ATS Medical, Inc.
Consolidated Statements of Operations
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three months ended July 3 (July 4)		Six months ended July 3 (July 4)
	2010	2009	2010	2009
Net sales	$19,014	$19,781	$37,605	$38,184
Cost of goods sold	6,607	7,040	13,012	13,170

Gross profit	12,407	12,741	24,593	25,014

Operating expenses:
Sales and marketing	9,199	7,525	17,903	15,026
Research and development	2,755	1,817	6,022	3,861
General and administrative	6,332	2,431	9,373	4,907
Amortization of intangibles	812	812	1,624	1,600

Total operating expenses	19,098	12,585	34,922	25,394

Operating income (loss)	(6,691)	156	(10,329)	(380)

Net interest expense	(888)	(694)	(1,505)	(1,413)
Loss on redemption of convertible senior notes	(4,806)	—	(4,806)	—
Other income (expense), net	(448)	471	(779)	118

Net loss before income taxes	(12,833)	(67)	(17,419)	(1,675)
Income tax expense	(61)	(119)	(146)	(182)

Net loss	$(12,894)	$(186)	$(17,565)	$(1,857)

Net loss per share:
Basic and diluted	$(0.16)	$(0.00)	$(0.22)	$(0.03)

Weighted average number of shares outstanding:
Basic and diluted	79,953	71,688	79,185	71,471

The accompanying notes are an integral part of the consolidated financial statements.

ATS Medical, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Six months ended
	July 3,	July 4,
	2010	2009
Operating activities:
Net loss	$(17,565)	$(1,857)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,643	2,540
Stock-based compensation expense	1,869	1,197
Deferred income taxes	127	141
Non-cash interest expense	295	431
Loss on redemption of convertible senior notes	4,806	—
Change in value of derivative liability bifurcated from convertible senior notes	(9)	(18)
Changes in operating assets and liabilities:
Accounts receivable, net	(497)	(822)
Inventories, net	(2,434)	(1,013)
Prepaid expenses	117	(782)
Accounts payable and accrued expenses	546	(5,825)

Net cash used in operating activities	(10,102)	(6,008)

Investing activities:
Payments for business acquisitions	—	(2,000)
Purchases of leasehold improvements, furniture and equipment	(526)	(699)
Other	—	479

Net cash used in investing activities	(526)	(2,220)

Financing activities:
Loan from Medtronic, Inc.	30,000	—
Payments on bank loan	(3,969)	(1,543)
Redemption and retirement of convertible senior notes	(22,400)	—
Proceeds from issuance of common stock, net of issuance costs	5,379	158
Other	(425)	29

Net cash provided by (used in) financing activities	8,585	(1,356)

Effect of foreign exchange rate changes on cash	(222)	11

Decrease in cash and cash equivalents	(2,265)	(9,573)
Cash and cash equivalents at beginning of period	14,235	20,895

Cash and cash equivalents at end of period	$11,970	$11,322

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
The Company utilizes a 52 week calendar year that ends on December 31. For interim periods, the Company utilizes a 13 week quarterly period that ends on the Saturday nearest the end of the calendar quarter. The three month periods ended July 3, 2010 and July 4, 2009 each consisted of 91 calendar days. The six month periods ended July 3, 2010 and July 4, 2009 consisted of 184 and 185 calendar days, respectively.
Certain amounts in the consolidated statement of cash flows for the six months ended July 4, 2009 have been reclassified to conform to the full year 2009 presentation. These reclassifications had no effect on the net decrease in cash and cash equivalents as previously reported.
Note 2. Merger with Medtronic, Inc.
On April 28, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Medtronic, Inc. (“Medtronic”) and Pilgrim Merger Corporation, a wholly owned subsidiary of Medtronic, pursuant to which Medtronic agreed to acquire all of the outstanding shares of the Company for $4.00 per share in cash, without interest, subject to decrease under the limited circumstances described in the Merger Agreement (the “Merger Consideration”), and pursuant to which the Company will become a wholly owned subsidiary of Medtronic (the “Merger”). Each option to purchase Company common stock that is outstanding as of the effective time of the Merger (the “Effective Time”) will be canceled in exchange for the right to receive in cash the amount by which the Merger Consideration exceeds the exercise price, multiplied by the number of shares subject to such option, less applicable withholding tax obligations. Each restricted stock unit (“RSU”) that is outstanding immediately prior to the Effective Time will, at the Effective Time, be canceled in exchange for the right to receive, in cash, the Merger Consideration, less applicable withholding tax obligations. Each warrant to purchase Company common stock that is outstanding immediately prior to the Effective Time will be converted into the right to receive, upon exercise, an amount in cash equal to the amount by which the Merger Consideration exceeds the exercise price, multiplied by the number of shares subject to such warrant, less applicable withholding tax obligations. The Merger has been unanimously approved by the Company’s Board of Directors and was approved by the Company’s shareholders at a special meeting of shareholders held on August 5, 2010.
Pursuant to the Merger Agreement, the Company has made certain representations, warranties and covenants, including, among others, not to engage in certain kinds of transactions during the transition period from the date of the Merger Agreement until the Merger is completed, and not to solicit proposals relating to alternative business combination transactions or, subject to certain exceptions, enter into discussions concerning or provide confidential information in connection with any proposals for alternative business combination transactions. In addition, the Company was required to redeem, and in June 2010 redeemed (see next paragraph), as a condition of and prior to the completion of the proposed Merger, all of its 6% Convertible Senior Notes due 2025 (“Notes”) at a redemption price in cash equal to 100% of the principal amount of the Notes, together with accrued and unpaid interest.

In addition, under the Merger Agreement Medtronic agreed to loan the Company and certain of its subsidiaries up to $30 million (the “Loan”). In May 2010, the Company drew the maximum permitted advance of $30 million. Advances under the Loan bear interest at the annual rate of 10%, payable monthly. The Loan documents provide that the proceeds of any advance may only be used to redeem the Notes, to repay outstanding borrowings under the Company’s $8.6 million term loan with Silicon Valley Bank (the “Term Loan”), and/or to finance working capital or, if the Merger Agreement is terminated, for general corporate purposes in the ordinary course of business consistent with past practice. In accordance with the terms of the Loan, the Company used the May 2010 advance to redeem and retire the Notes and repay all outstanding borrowings under the Term Loan. The entire unpaid principal balance of the Loan, together with accrued and unpaid interest, will be due and payable in full 24 months following the termination, for any reason, of the Merger Agreement. A facility fee of 1.5% of the original principal balance of the Loan was paid at the time of the May 2010 advance. Upon final payment of the Loan, the Company will be required to pay, in addition to the then outstanding principal and accrued but unpaid interest, a final payment equal to 6% of the original principal balance of the Loan. In addition, if the Merger Agreement is terminated for any reason, the Company is required under the terms of the Loan to issue Medtronic a seven-year warrant (the “Medtronic Warrant”) to purchase, at a per share exercise price of $2.61, a number of shares of the Company’s common stock equal to 4% of the quotient of $30 million divided by $2.61, provided that the maximum number of shares issuable pursuant to the Medtronic Warrant may not exceed that number of shares which is 19.9% of the total number of shares of common stock of the Company outstanding on the date of issuance of such shares. The exercise price and the number of shares purchasable upon exercise of the Medtronic Warrant will be subject to the anti-dilution adjustments provided for in the Medtronic Warrant. The Loan is secured by security interests in certain collateral of the Company and the stock in certain subsidiaries of the Company.
The Merger Agreement contains certain termination rights for both Medtronic and the Company, and further provides that in the event of termination of the Merger Agreement under certain specified circumstances, the Company would be required to pay Medtronic a termination fee of $13 million.
Consummation of the Merger is subject to customary conditions and approvals, including, but not limited to (i) the approval of the Company’s shareholders, (ii) the absence of any law or order prohibiting the consummation of the Merger, (iii) the expiration or termination of any applicable waiting period under the Hart—Scott—Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of approvals under applicable foreign antitrust laws, (iv) not more than 10% of the outstanding shares of our Common Stock being the subject of validly exercised appraisal rights and (v) the absence of a material adverse effect with respect to ATS. As of the date of this Form 10-Q, the Company’s shareholders have approved the Merger, the Company has received all required antitrust approvals relating to the Merger and no holders of the Company’s common stock asserted dissenters’ rights in accordance with Minnesota law. The Merger is expected to be completed on or about August 12, 2010, subject to satisfaction or waiver of all conditions to closing specified in the Merger Agreement.
Note 3. Stock-Based Compensation and Equity Plans
Stock-Based Compensation
The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles set forth in FASB ASC 718, Stock Compensation, which requires all share-based payments to be recognized in the income statement based on their fair values.

The following table summarizes stock compensation expense recognized in the statements of operations for the three and six month periods ended July 3, 2010 and July 4, 2009 (in thousands, except per share data):

	Three months ended		Six months ended
	July 3,	July 4,	July 3,	July 4,
(in thousands, except per share data)	2010	2009	2010	2009

Stock compensation expense included in:
Cost of goods sold	$60	$47	$109	$47
Sales and marketing expenses	340	349	730	620
Research and development expenses	141	78	381	149
General and administrative expenses	306	239	649	381

Total stock compensation expense	$847	$713	$1,869	$1,197

Stock compensation expense per weighted average share outstanding	$0.01	$0.01	$0.02	$0.02

Based on an analysis of the Company’s historical data, the Company applied forfeiture rates of 10.16% during the three and six month periods ended July 3, 2010 and 9.56% for the three and six month periods ended July 4, 2009, to stock options and RSUs outstanding in determining its stock compensation expense, which it believes are reasonable forfeiture estimates for these periods.
As of July 3, 2010, the Company had approximately $0.3 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over a weighted average period of four years, and approximately $7.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to RSU awards that will be recognized over a weighted average period of approximately 3.66 years.
Equity Plans
The Company had a total of 12,654,605 shares of common stock reserved for stock option grants and RSU awards at July 3, 2010, of which 5,097,609 shares were available for future grants or awards under the Company’s stock-based compensation plans, including 5,000,000 shares approved at the 2010 annual meeting of shareholders. Due to the proposed Merger with Medtronic, the Company does not intend to grant or award additional stock options or RSUs.
The following table summarizes the 2010 changes in stock options outstanding under the Company’s stock-based compensation plans:

					Weighted
	Stock Options Outstanding				Average Option
	Under the Plans				Exercise Price
	ISO	Non-ISO	Non-Plan Options	Total	Per Share

Outstanding at December 31, 2009	717,800	289,000	1,493,200	2,500,000	$2.82
Options granted	176,100	—	—	176,100	2.45
Options exercised	(38,375)	—	(84,200)	(122,575)	3.11
Options canceled	(73,400)	(7,500)	(75,000)	(155,900)	6.15

Outstanding at July 3, 2010	782,125	281,500	1,334,000	2,397,625	$2.57

As of July 3, 2010, the aggregate intrinsic value of options outstanding was approximately $3.6 million and the aggregate intrinsic value of options exercisable was approximately $3.0 million. For the six month period ended July 3, 2010, the aggregate intrinsic value of options exercised was approximately $0.1 million.

The following table summarizes 2010 RSU award activity under the Company’s stock-based compensation plans:

			Weighted
		Weighted Average	Average
	Number of	Award Date	Remaining
	Shares	Fair Value	Contractual Term

Outstanding (unvested ) at December 31, 2009	4,167,677	$2.12	1.92 years
Awards granted	2,050,203	2.56
Awards vested	(959,982)	2.11
Awards forfeited	(98,527)	2.10

Outstanding (unvested) at July 3, 2010	5,159,371	$2.30	2.16 years

As of July 3, 2010, the aggregate intrinsic value of unvested RSU awards outstanding was approximately $20.4 million.
Note 4. Inventories
The Company carries and relieves inventories at the lower of manufacturing cost (first-in, first-out basis) or market (net realizable value). Inventories consisted of the following (in thousands):

	July 3,	December 31,
	2010	2009
Raw materials	$3,350	$2,639
Work-in-process	6,736	6,390
Finished goods	13,228	12,685

Total inventories	23,314	21,714
Less: non-current inventories	(1,100)	(900)

Inventories, net	$22,214	$20,814

A portion of the Company’s finished goods inventories was in excess of its current requirements based on the historical and anticipated level of sales. Management believes that the majority of these excess quantities will be utilized over the next two to five years. The Company therefore included $1.1 million and $0.9 million of inventories in non-current other assets on the balance sheets at July 3, 2010 and December 31, 2009, respectively.
Note 5. Comprehensive Income (Loss)
Comprehensive income (loss) for the Company includes gains and losses from foreign currency translation which are charged or credited to the cumulative translation account within shareholders’ equity. The Company recognized net comprehensive losses of $0.4 million and $0.7 million for the three and six month periods ended July 3, 2010, respectively, and recognized net comprehensive gains of $0.3 million and $0.1 million for the three and six month periods ended July 4, 2009, respectively.
Note 6. Intangible Assets
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
Note 7. Debt and Borrowings
Medtronic Loan
In connection with the proposed Merger with Medtronic, Medtronic provided a $30 million Loan to the Company in May 2010. This Loan and its terms are disclosed in Note 2 above.
Debt Refinancing
On February 25, 2010, the Company received a commitment letter for four-year (interest only during the first year) term debt financing of approximately $30 million from a member of its Board of Directors, Theodore C. Skokos, and The Ted and Shannon Skokos Foundation (the “Skokos Commitment”). This financing was intended to be used to call and retire the Company’s Convertible Senior Notes and bank Term Loan, together totaling approximately $26 million, as well as to provide general corporate working capital. In light of the Company’s proposed Merger with Medtronic and the related $30 million Loan from Medtronic (see Note 2 above), the Company allowed the Skokos Commitment to expire. As required under the terms of the commitment letter, the Company paid a one-time $0.45 million facility fee during the first quarter of 2010 and paid a break-up fee of $0.45 million in the second quarter of 2010 in connection with the expiration of the Skokos Commitment. These amounts are included in general and administrative expenses on the Consolidated Statement of Operations for the three and six months ended July 3, 2010.
Convertible Senior Notes Payable
In 2005, the Company sold a combined $22.4 million aggregate principal amount of 6% Convertible Senior Notes, which were, prior to their redemption and retirement in June 2010, convertible into 5,333,334 shares of the Company’s common stock. Included with the Notes were Warrants to purchase 1,344,000 shares of the Company’s common stock exercisable at $4.40 per share (“Warrants”) and certain embedded derivatives. Interest on the Notes was payable each April and October. In June 2010, the Company redeemed and retired the Notes, which was required as a condition of the proposed Merger with Medtronic. The Notes were redeemed using proceeds from the $30 million Loan obtained from Medtronic in connection with the proposed Merger. See Note 2 above. For the three months ended July 3, 2010, the Company recorded a non-cash, non-operating loss on redemption and retirement of the Notes of $4.8 million, related primarily to the write-off of the remaining balances of unamortized discounts on the Notes. Prior to the June 2010 redemption and retirement of the Notes, the Note holders had the right to require the Company to repurchase the Notes at 100% of the principal amount plus accrued interest on October 15 in 2010, 2015 and 2020. Accordingly, the Company included the Notes within current liabilities on its balance sheet at December 31, 2009.
The Company had bifurcated embedded derivatives from the Notes as required by FASB ASC 815, Derivatives and Hedging, and applicable SEC rules. The Company recorded a $5.5 million derivative liability on the date of issuance of the Notes, with an offsetting discount on the Notes. The total value of the Warrants on the date of issuance was also recorded as a discount on the Notes. The total discount on the Notes was being amortized to interest expense over the 20 year life of the Notes, using the effective interest method. Interest expense attributable to discount amortization totaled $0.07 million and $0.08 million for the six month periods ended July 3, 2010 and July 4, 2009, respectively.

The most significant derivative related to the lack of authorized shares to cover the potential conversion and warrant exercise. That derivative was marked to market until appropriate shareholder approval for additional authorized shares was obtained in 2006, at which time the balance of the liability was offset against the remaining discount on the debt. The other derivatives identified were not material. The derivative liability included certain time-based provisions of the Notes which expired over time and was adjusted to fair value on a quarterly basis. Derivative liability activity is summarized below (in thousands):

	Six months ended
	July 3, 2010	July 4, 2009
Derivative liability balance at beginning of period	$56	$90
Change in valuation gain included in other income:
First quarter	(9)	(9)
Second quarter	—	(9)
Write-off remaining derivative liability due to redemption of Notes	(47)	—

Derivative liability balance at end of period	$—	$72

The derivative liability is shown on the December 31, 2009 balance sheet within the same line as the Convertible Senior Notes payable.
Bank Loan Payable
The Company maintained a Loan and Security Agreement with Silicon Valley Bank (“Bank”) from 2004 until June 2010. All Company assets were pledged as collateral under the Loan and Security Agreement. The Loan and Security Agreement, as amended, subjected the Company to certain financial covenants and restricted the Company from declaring or paying dividends.
In 2007, the Company entered into an Amendment to the Loan and Security Agreement whereby the Bank provided for the $8.6 million Term Loan discussed in Note 2 above, which was used to purchase a portion of the cryoablation surgical device business of CryoCath Technologies, Inc. (“CryoCath”) and to repay then-outstanding term loans and advances from the Bank under the Loan and Security Agreement.
Under the Term Loan, as amended, the Company began making 39 monthly payments of principal plus interest effective April 2008 until June 2011. In June 2010, the Company exercised its right to prepay the outstanding Term Loan, which was required as a condition of the proposed Merger with Medtronic. The outstanding Term Loan balance was paid using proceeds from the $30 million Loan obtained from Medtronic in connection with the proposed Merger. See Note 2 above. Under the Loan and Security Agreement, the Company paid prepayment penalties and credit facility fees of $0.16 million in connection with the prepayment. These penalties and fees are included in net interest expense on the Consolidated Statement of Operations for the three and six months ended July 3, 2010. Prior to the Company’s prepayment of the Term Loan, interest on the Term Loan accrued at a fixed rate per annum of 9.5%, equal to 1.25% above the prime rate in effect as of the funding date of the Term Loan. During the life of the Term Loan, the Company maintained compliance with all financial covenants as set forth in the Loan and Security Agreement, as amended.
Subordinated Credit Agreement
In June 2008, the Company entered into a Subordinated Credit Agreement (“Credit Agreement”) with Mr. Skokos for a two-year, $5 million Revolving Credit Facility (“Credit Facility”). Advances under the Credit Facility carried interest at 15% per annum payable quarterly. The Credit Facility also carried an annual commitment fee of 1% of the average unused Revolving Commitment Amount, payable annually. The first annual commitment fee of $50,000 was paid to Mr. Skokos in July 2009. No advances were made under the Credit Facility prior to its termination in May 2010. All Company assets were pledged as collateral on the Credit Facility.
In May 2010, in light of the Company’s proposed Merger with Medtronic and the related $30 million Loan from Medtronic (see Note 2 above), the Company and Mr. Skokos agreed to terminate the Credit Agreement. In connection with the termination of the Credit Agreement, the Company paid to Mr. Skokos a $50,000 fee (the “Fee”) equal to the commitment fee to which Mr. Skokos would otherwise have been entitled had the Credit Agreement been allowed to expire by its terms in June 2010. Other than the Fee, there were no termination fees or penalties incurred by the Company in connection with the termination.

Note 8. Income Taxes
For the six month periods ended July 3, 2010 and July 4, 2009, the Company recognized income tax expense of approximately $0.1 million and $0.2 million, respectively, related to (1) deferred income taxes connected with the deductibility of goodwill from the 2007 acquisition of the cryoablation surgical device business of CryoCath for tax purposes, but not for book purposes, and the uncertainty of the timing of its reversal for book purposes and (2) current income taxes for certain of its international subsidiaries and certain state taxes.
Note 9. Fair Value Measurements
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
The fair value of the Company’s Convertible Senior Notes derivative liability (described in Note 7 above) was determined based on Level 3 inputs using discounted probability cash flow valuation models. As discussed in Note 6 above, the Company’s goodwill is analyzed annually for impairment by reference to fair value based on the Company’s market capitalization, a Level 1 input. The Company assesses the potential impairment of definite-lived intangible assets by reference to future gross profit cash flows from the underlying products using the capitalized technology and trademarks, a Level 3 input.
Note 10. Subsequent Events
The Company applies FASB ASC 855, Subsequent Events, in its accounting and reporting of subsequent events. The Company has evaluated subsequent events for potential disclosure through the date of filing of this Form 10-Q. See Note 2 above for subsequent event information regarding the Merger with Medtronic.
Note 11. Recently Issued Accounting Pronouncements
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
Note 12. Litigation
Medtronic Merger Class Action Litigation
In May and June 2010, seven shareholders, each purporting to act on behalf of a class of all public shareholders, separately sued the Company and other named defendants alleging, among other things, that the members of the Company’s Board of Directors breached their fiduciary duties in connection with the proposed Merger with Medtronic. Of the seven lawsuits filed, six were filed in the District Court of the State of Minnesota Hennepin County and one was filed in the U.S. District Court for the District of Minnesota. On June 16, 2010, all of the cases filed in state court were consolidated in In re ATS Medical, Inc. Shareholder Litigation (the “Lawsuit”). On July 12, 2010, the case filed in federal court was dismissed voluntarily without prejudice.

On July 26, 2010, after extensive negotiations, the Company and the other defendants reached an agreement in principle with the plaintiffs regarding settlement of the Lawsuit. In connection with the settlement contemplated by that agreement in principle, the Lawsuit and all claims asserted therein will be dismissed with prejudice. The terms of the settlement contemplated by that agreement in principle require that ATS make certain additional disclosures related to the Merger, which the Company has done. The agreement in principle contemplates that the parties will enter into a stipulation of settlement, which will be subject to customary conditions, including Court approval following notice to the Company’s shareholders. There can be no assurance that the parties will ultimately enter into a stipulation of settlement, that the Court will approve any proposed settlement, or that any eventual settlement will be under the same terms as those contemplated by the agreement in principle. By entering into the proposed settlement, the Company and the other defendants are in no way acknowledging that the allegations contained in the Lawsuit have merit, and the defendants deny any liability.
See Part II, Item 1-Legal Proceedings in this Form 10-Q for additional information concerning this litigation. The Company believes these class actions to be without merit and, if necessary, would vigorously defend itself against the claims asserted.
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
Abbey Litigation Relating to the Medtronic Merger
On August 2, 2010, the Company received notice of an action venued in the District Court of the State of Minnesota Hennepin County concerning the Merger. The action was instituted by Abbey, a former beneficial owner of 3F Therapeutics, Inc. stock and current beneficial owner of ATS stock, against the Company, its board of directors and chief executive officer, and Medtronic. The complaint seeks a declaratory judgment of the parties’ rights and obligations under the Merger Agreement as it concerns the January 23, 2006 Agreement and Plan of Merger among ATS, Seabiscuit Acquisition Corp., 3F Therapeutics, Inc. and Boyd D. Cox (the “3F Agreement”), and specifically, that the 3F Agreement entitles plaintiff to additional consideration in the Merger. The complaint also alleges breach of fiduciary duty by the members of the Company’s board of directors arising out of the attempt to sell ATS through an arrangement that would allegedly abrogate the right to additional consideration of ATS shareholders who are former holders of 3F shares. The complaint also alleges that ATS and Medtronic aided and abetted the alleged breach of fiduciary duties. In addition to the declaration of rights and obligations under the Merger Agreement and the 3F Agreement, the complaint seeks damages and costs.
The Company believes that the Abbey I Litigation, Abbey II Litigation and the Abbey Litigation relating to the Medtronic Merger are without merit and will not have a material impact on the Company’s financial position or operating results. In addition, the Company intends to continue to vigorously defend against the claims asserted.

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
Merger with Medtronic, Inc.
On April 28, 2010, we entered into an Agreement and Plan of Merger with Medtronic, Inc. and Pilgrim Merger Corporation, a wholly owned subsidiary of Medtronic, pursuant to which Medtronic agreed to acquire all of the outstanding shares of ATS for $4.00 per share in cash, without interest, subject to decrease under the limited circumstances described in the Merger Agreement (the “Merger Consideration”), and pursuant to which ATS will become a wholly owned subsidiary of Medtronic.
On the terms and subject to the conditions set forth in the Merger Agreement, which has been unanimously approved by our Board of Directors and approved by our shareholders at a special meeting of shareholders held on August 5, 2010, at the effective time of the Merger, each share of our common stock, par value $0.01 per share, that is issued and outstanding immediately prior to the Effective Time (other than ATS common stock held by us, Medtronic or its subsidiaries, which will be canceled without payment of any consideration, and ATS common stock for which appraisal rights have been validly exercised and not withdrawn) will be converted at the Effective Time into the right to receive the Merger Consideration, subject to adjustment under certain conditions as described in the Merger Agreement. Each option to purchase ATS common stock that is outstanding as of the Effective Time will be canceled in exchange for the right to receive in cash the amount by which the Merger Consideration exceeds the exercise price, multiplied by the number of shares subject to such option, less applicable withholding tax obligations. Each restricted stock unit that is outstanding immediately prior to the Effective Time will be, at the Effective Time, canceled in exchange for the right to receive in cash the Merger Consideration, less applicable withholding tax obligations. Each warrant to purchase ATS common stock that is outstanding immediately prior to the Effective Time will be converted into the right to receive, upon exercise, an amount in cash equal to the amount by which the Merger Consideration exceeds the exercise price, multiplied by the number of shares subject to such warrant, less applicable withholding tax obligations.
We have made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants that: (i) we will conduct our business in the ordinary course consistent with past practice during the interim period between the execution of the Merger Agreement and the Effective Time, (ii) we will not engage in certain kinds of transactions during such period, (iii) we hold a meeting of ATS shareholders to consider approval of the Merger Agreement, (iv) subject to certain customary exceptions, that our Board of Directors will recommend approval by its shareholders of the Merger Agreement and (v) both Medtronic and ATS will use their respective reasonable best efforts to make any required filings under applicable U.S. and foreign antitrust laws, to obtain any required consents, approvals or the expiration of any applicable waiting periods under such laws and, if any objections are asserted under such laws, to resolve such objections. We have also made certain additional customary covenants, including, among others, covenants not to: (i) solicit proposals relating to alternative business combination transactions or (ii) subject to certain exceptions, enter into discussions concerning or provide confidential information in connection with any proposals for alternative business combination transactions. In addition, we were required to redeem, and in June 2010 redeemed, as a condition of the proposed Merger and prior to the Effective Time, all of our 6% Convertible Senior Notes at a redemption price in cash equal to 100% of the principal amount of the Notes, together with accrued and unpaid interest thereon.

In connection with the proposed Merger, Medtronic provided a $30 million Loan to us and certain of our subsidiaries. This financing is discussed in Note 2 of Notes to Consolidated Financial Statements above and in Liquidity and Capital Resources-Financing Activities below. The Merger Agreement contains certain termination rights for both Medtronic and ATS, and further provides that in the event of termination of the Merger Agreement under certain specified circumstances, we would be required to pay Medtronic a termination fee of $13 million.
In connection with the Merger Agreement, Alta Partners VIII, L.P., Essex Woodlands Health Ventures Fund VIII, L.P. and Theodore C. Skokos, each a significant shareholder of our common stock (the “Voting Parties”), entered into voting agreements (the “Voting Agreements”) covering a total of 16,151,244 shares of our common stock legally or beneficially owned by the Voting Parties (the “Voting Party Shares”). Under the Voting Agreements, each Voting Party agreed to vote its Voting Party Shares in favor of the Merger and also agreed to certain restrictions on the disposition of such Voting Party Shares, subject to the terms and conditions set forth in the Voting Agreements. The Voting Agreements provide that they will terminate concurrently with any termination of the Merger Agreement.
Consummation of the Merger is subject to customary conditions, including (i) approval of the holders of a majority of the outstanding shares of our common stock, (ii) the absence of any law or order prohibiting the consummation of the Merger, (iii) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of approvals under applicable foreign antitrust laws, (iv) not more than 10% of the outstanding shares of our common stock being the subject of validly exercised appraisal rights and (v) the absence of a material adverse effect with respect to ATS. As of the date of this Form 10-Q, our shareholders have approved the Merger, we have received all required antitrust approvals relating to the Merger and no holders of our common stock asserted dissenters’ rights in accordance with Minnesota law. The Merger is expected to be completed on or about August 12, 2010, subject to satisfaction or waiver of all conditions to closing specified in the Merger Agreement.
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
See Note 11 of “Notes to Consolidated Financial Statements” in Item 1 of this Form 10-Q for information on recently issued accounting pronouncements which will or could affect our accounting policies and estimates.

Results of Operations
The following table provides the dollar and percentage change in the Statements of Operations for the three and six periods ended July 3, 2010 and July 4, 2009.

	Three months ended July 3 (July 4)				Six months ended July 3 (July 4)
			Increase (Decrease)				Increase (Decrease)
(in thousands)	2010	2009	$	%	2010	2009	$	%
Net sales	$19,014	$19,781	$(767)	(3.9)%	$37,605	$38,184	$(579)	(1.5)%
Cost of goods sold	6,607	7,040	(433)	(6.2)%	13,012	13,170	(158)	(1.2)%

Gross profit	12,407	12,741	(334)	(2.6)%	24,593	25,014	(421)	(1.7)%
Operating expenses:
Sales and marketing	9,199	7,525	1,674	22.2%	17,903	15,026	2,877	19.1%
Research and development	2,755	1,817	938	51.6%	6,022	3,861	2,161	56.0%
General and administrative	6,332	2,431	3,901	160.5%	9,373	4,907	4,466	91.0%
Amortization of intangibles	812	812	—	0.0%	1,624	1,600	24	1.5%

Total operating expenses	19,098	12,585	6,513	51.8%	34,922	25,394	9,528	37.5%

Operating income (loss)	(6,691)	156	(6,847)	(4,389.1)%	(10,329)	(380)	9,949	2,618.2%
Net interest expense	(888)	(694)	194	28.0%	(1,505)	(1,413)	92	6.5%
Loss on redemption of convertible senior notes	(4,806)	—	4,806	NM	(4,806)	—	4,806	NM
Other income (expense), net	(448)	471	(919)	(195.1)%	(779)	118	(897)	(760.2)%

Net loss before income taxes	(12,833)	(67)	12,766	19,053.7%	(17,419)	(1,675)	15,744	939.9%
Income tax expense	(61)	(119)	(58)	(48.7)%	(146)	(182)	(36)	(19.8)%

Net loss	$(12,894)	$(186)	$12,708	6,832.3%	$(17,565)	$(1,857)	$15,708	845.9%

The following table presents the Statements of Operations as a percentage of net sales for the three and six month periods ended July 3, 2010 and July 4, 2009.

	Three months ended		Six months ended
	July 3 (July 4)		July 3 (July 4)
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	34.7%	35.6%	34.6%	34.5%

Gross profit	65.3%	64.4%	65.4%	65.5%
Operating expenses:
Sales and marketing	48.4%	38.0%	47.6%	39.4%
Research and development	14.5%	9.2%	16.0%	10.1%
General and administrative	33.3%	12.3%	24.9%	12.9%
Amortization of intangibles	4.3%	4.1%	4.3%	4.2%

Total operating expenses	100.4%	63.6%	92.9%	66.5%

Operating income (loss)	(35.2)%	0.8%	(27.5)%	(1.0)%
Net interest expense	(4.7)%	(3.5)%	(4.0)%	(3.7)%
Loss on redemption of convertible senior notes	(25.3)%	0.0%	(12.8)%	0.0%
Other income (expense), net	(2.4)%	2.4%	(2.1)%	0.3%

Net loss before income taxes	(67.5)%	(0.3)%	(46.3)%	(4.4)%
Income tax expense	(0.3)%	(0.6)%	(0.4)%	(0.5)%

Net loss	(67.8)%	(0.9)%	(46.7)%	(4.9)%

Net Sales. The following table provides the dollar and percentage change in net sales inside and outside the United States for the three and six month periods ended July 3, 2010 and July 4, 2009.

	Three months ended July 3 (July 4)				Six months ended July 3 (July 4)
			Decrease				Decrease
(in thousands)	2010	2009	$	%	2010	2009	$	%

United States	$7,567	$7,581	$(14)	(0.2)%	$15,059	$15,513	$(454)	(2.9)%

Outside United States	11,447	12,200	(753)	(6.2)%	22,546	22,671	(125)	(0.6)%

Total	$19,014	$19,781	$(767)	(3.9)%	$37,605	$38,184	$(579)	(1.5)%

The following table provides net sales inside and outside the United States as a percentage of total net sales for the three and six month periods ended July 3, 2010 and July 4, 2009.

	Three months ended		Six months ended
	July 3 (July 4)		July 3 (July 4)
	2010	2009	2010	2009

United States	39.8%	38.3%	40.0%	40.6%

Outside United States	60.2%	61.7%	60.0%	59.4%

Total	100.0%	100.0%	100.0%	100.0%

The following table provides net sales by product group for the three and six month periods ended July 3, 2010 and July 4, 2009.

	Three months ended July 3 (July 4)				Six months ended July 3 (July 4)
			Decrease				Decrease
(in thousands)	2010	2009	$	%	2010	2009	$	%
Heart valve therapy	$14,205	$14,736	$(531)	(3.6)%	$27,858	$27,981	$(123)	(0.4)%

Surgical arrhythmia	4,717	4,722	(5)	(0.1)%	9,612	9,626	(14)	(0.1)%

Surgical tools and accessories	92	323	(231)	(71.5)%	135	577	(442)	(76.6)%

Total	$19,014	$19,781	$(767)	(3.9)%	$37,605	$38,184	$(579)	(1.5)%

Total net sales in the second quarter and first half of 2010 decreased over the same periods in 2009. We believe the announcement of the Merger with Medtronic negatively impacted sales in the second quarter of 2010, due to uncertainty related to the future of sales and marketing employees and distributor relationships.
The first half 2010 sales decrease of 1.5% was favorably impacted by approximately 60 basis points related to higher foreign currency exchange rates against the U.S. dollar over the first half of 2010 compared to the first half of 2009. Conversely, the second quarter 2010 net sales decrease of 3.9% was unfavorably impacted by approximately 30 basis points related to the strengthening of the U.S. dollar during the second quarter of 2010 compared to the second quarter of 2009. Approximately 20% of our total sales for the first half of 2010 were invoiced in Euros or other local currencies in European markets where we sell our products directly to hospitals.
Heart valve therapy sales, our largest product group, consists of mechanical and tissue heart valves and heart valve repair products. Our mechanical heart valve products continue to be our primary product line and comprised approximately 58% of our total worldwide sales for the first half of 2010, compared to 60% for the same period in 2009. Worldwide mechanical heart valve revenue for the second quarter and first half of 2010 decreased 6.6% and 4.5% from the same periods in 2009, respectively, due to weaker mechanical heart valve sales in the United States as the overall market continues to move toward tissue valves and to affect of the announcement of the Merger with Medtronic discussed above. Tissue heart valve revenue for the second quarter and first half of 2010 was $2.0 million and $3.8 million, respectively, representing increases of approximately 30% and 42% compared to the same periods in 2009. These increases were driven by the ongoing commercial launch of our first generation U.S. tissue valve product, the ATS 3f Aortic Bioprosthesis, approved by the FDA in October 2008, and the limited launch of our second generation tissue valve product, the sutureless ATS 3f Enable Aortic Bioprosthesis, which received European CE Mark approval in December 2009 and is intended to enable less invasive aortic valve replacement. Heart valve repair revenue decreased 17% in the second quarter of 2010 and 10% for the first half of 2010, compared to the same periods in 2009, primarily the result of weaker international sales.

Surgical arrhythmia therapy products consist of cryotherapy products for the ablation of cardiac arrhythmias. We acquired this business from CryoCath in 2007. While overall surgical arrhythmia therapy revenue was flat during the first half of 2010, international surgical arrhythmia therapy revenue increased 6% while U.S. surgical arrhythmia therapy revenue declined 3% for the first half 2010 compared to the same period in 2009. Cryotherapy products in general and CryoMaze procedural growth in particular have benefited from the growth of the surgical ablation market and increased market acceptance of cryo-energy (cold) as a preferred technology to perform Cox-Maze lesion sets, especially in international markets.
Surgical tools and accessories consist primarily of cardiac anastomosis assist devices and thoracic port systems. Effective August 1, 2009, we ceased distribution of anastomotic assist devices, which represented approximately $0.2 million and $0.4 million of sales in the second quarter and first half of 2009, respectively.
Cost of Goods Sold and Gross Profit. Our second quarter and first half 2010 gross profit percentages of net sales were 65.3% and 65.4%, respectively, compared to 64.4% and 65.5% for the same periods in the prior year.
Our 2010 gross profit as a percentage of net sales was negatively impacted by lower international selling prices due to geographical sales mix shifts resulting from greater sales growth in lower-margin countries, where we sell our products through independent distributors, than in higher-margin countries where we sell our products direct. This had a combined net unfavorable impact on our second quarter and first half 2010 gross profit percentages of net sales of approximately 230 and 190 basis points, respectively, compared to the comparable periods in 2009. Our second quarter and first half 2010 gross profit was also impacted by shifts in the overall product and geography sales mix, which increased our second quarter 2010 gross profit percentage of net sales by approximately 40 basis points but decreased our first half 2010 gross profit percentage of net sales by approximately 20 basis points, compared to the comparable periods in 2009.
Our second quarter and first half 2010 gross profit as a percentage of net sales has benefited from lower product manufacturing costs, particularly for mechanical heart valve and cryotherapy products. The cost declines are attributable primarily to higher manufacturing volumes and manufacturing efficiency improvements. Lower product costs increased our second quarter and first half 2010 gross profit percentages of net sales by approximately 280 and 200 basis points compared to the comparable periods in 2009.
Sales and Marketing. In the United States, our sales and marketing costs for the second quarter and first half of 2010 increased approximately 17% over the comparable periods in the prior year, to $5.6 million and $11.4 million, respectively. The increases reflect infrastructure investments and increased headcount for the U.S. sales force (field selling costs in the United States rose 25.3% in the first half of 2010) and higher bonus expense.
Internationally, our sales and marketing costs for the second quarter and first half of 2010 increased approximately 33% and 24% over the comparable periods of 2009, to $3.6 million and $6.5 million, respectively. These increases are attributable to our continuing investment in headcount and programs to support and expand our direct sales operations in Europe and prepare for the full commercial launch of our Enable tissue valve product line. Also contributing to the higher 2010 international sales and marketing costs was expense related to a distributor dispute in the Middle East, higher selling costs for our Asian and Latin American markets and higher incentive compensation expense.
Research and Development. Research and development (“R & D”) expenses for both the second quarter and first half of 2010 increased over 50% over the comparable periods in 2009, to $2.8 million and $6.0 million, respectively. The increases reflect significantly higher pre-clinical study, testing and prototype costs for next generation tissue valve product platforms and the Forcefield biocompatible interface development program, as well as R & D headcount additions and higher incentive compensation and stock compensation expense. Fluctuations in our R & D spending are generally related to the timing and stages of individual projects and programs.
General and Administrative. General and administrative (“G & A”) expenses increased significantly in the second quarter of 2010. G & A expenses increased 160% and 91%, respectively, or approximately $3.9 and $4.5 million, in the second quarter and first half of 2010 compared to the same periods in 2009. The increases are primarily the result of significant additional costs, fees and expenses in the second quarter of 2010 related to (1) the proposed Merger with Medtronic ($1.8 million) and (2) the structuring and evaluation of alternative debt refinancing options and other corporate development activities ($1.6 million). Other G & A cost increases for the first half of 2010 compared to the same period in 2009 relate primarily to higher incentive compensation expense ($0.3 million), stock compensation expense ($0.3 million) and consulting and professional fees ($0.2 million). We anticipate recording significant additional costs, fees and expenses in 2010 related to the proposed Merger with Medtronic.

In the first half of 2010 and 2009, we recognized total stock compensation expense of $1.9 million ($0.8 million in the second quarter) and $1.2 million ($0.7 million in the second quarter), respectively. Stock compensation expense has been allocated to cost of goods sold, sales and marketing, R & D and G & A expenses as indicated above in Note 2 of “Notes to Consolidated Financial Statements” in this Form 10-Q. The increase in stock compensation expense in 2010 is attributable to new equity grants and awards, accelerated first quarter 2010 vesting of certain RSUs due to management incentive goals achieved and to the prior year reduction of stock compensation expense for forfeitures of RSUs originally granted in 2005, before our adoption of FASB ASC 718, Stock Compensation.
Amortization of Intangibles. Amortization expense for the first halves of both 2010 and 2009 totaled approximately $1.6 million ($0.8 million per quarter) and consisted primarily of amortization of our pyrolytic carbon technology license with CarboMedics as well as amortization of definite-lived intangible assets acquired in connection with our 2006 acquisition of 3F and our 2007 acquisition of the surgical cryoablation business of CryoCath.
Net Interest Expense. Net interest expense for the second quarter and first half of 2010 increased approximately 28% and 7%, respectively, from the same periods in 2009. These increases were the result of higher interest cost on the $30 million Loan from Medtronic (10%) than on our $22.4 million aggregate principal balance of Convertible Senior Notes (6%) and our Term Loan with Silicon Valley bank (9.5%), both of which were repaid in the second quarter of 2010 using the proceeds of the Loan from Medtronic. Also contributing to the higher interest expense was (1) an overlapping period of about 20 days during the second quarter of 2010 when both the Loan from Medtronic and the Notes were outstanding, (2) prepayment and accelerated credit facility fees related to the payoff the Term Loan and (3) amortization of deferred financing costs on the Loan from Medtronic. The higher interest expense was offset in part by lower interest on the declining principal balance of the Term Loan and the cessation of imputed interest expense on a $2.0 million acquisition payment made to CryoCath in June 2009.
Loss on Redemption of Convertible Senior Notes. During the second quarter of 2010, we recorded a non-cash, non-operating charge of $4.8 million related primarily to the write-off of the remaining balances of unamortized discounts on our Convertible Senior Notes after the redemption and retirement of the Notes in June 2010 in connection with the proposed Merger with Medtronic and the related $30 million Loan from Medtronic.
Other Income (Expense). The following table summarizes our net other income (expense) for the three and six month periods ended July 3, 2010 and July 4, 2009.

	Three months ended		Six months ended
	July 3 (July 4)		July 3 (July 4)
(in thousands)	2010	2009	2010	2009

Convertible Senior Notes derivative liability gain	$—	$9	$9	$18
Net foreign currency transaction gains (losses):
Realized	29	118	(1)	(110)
Unrealized	(477)	344	(787)	210

Net other income (expense)	$(448)	$471	$(779)	$118

Net other expense consists primarily of net foreign currency transaction gains and losses, including unrealized foreign currency gains and losses, related to short-term intercompany balances with our foreign subsidiaries. These gains and losses have been impacted in recent years by larger fluctuations in foreign currency exchange rates. The currency transaction losses in 2010 reflect a stronger U.S. dollar and weaker Euro-to-U.S. dollar exchange rates.
Income Taxes. In the first halves of 2010 and 2009, we recognized approximately $0.1 million and $0.2 million of income tax expense, respectively, related to (1) deferred income taxes connected with the deductibility of goodwill from the 2007 acquisition of the cryoablation surgical device business of CryoCath for tax purposes, but not for book purposes, and the uncertainty of the timing of its reversal for book purposes and (2) current income taxes for certain of our international sales subsidiaries and certain state taxes.

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
Net Loss. The increases in net loss for the second quarter and first six months of 2010 compared to the comparable periods in 2009 were due primarily to slightly lower gross profit on sales, significantly increased operating expenses, non-operating foreign currency losses and the non-cash loss related to the redemption of our Convertible Senior Notes, all of which have been described in detail above.
Liquidity and Capital Resources
Cash and cash equivalents totaled $12.0 million and $14.2 million at July 3, 2010 and December 31, 2009, respectively.
Operating Activities. During the first six months of 2010, we received cash payments from customers of approximately $37.1 million (compared to approximately $37.4 million for the same period in 2009) and made payments to employees and suppliers of approximately $45.2 million (compared to approximately $42.5 million for the same period in 2009). Cash payments made during the first six months of 2009 included the payment of a $4.5 million litigation settlement payment to CarboMedics, Inc., in April 2009.
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
Investing Activities. We used cash to purchase leasehold improvements, property and equipment totaling $0.5 million and $0.7 million during the first six months of 2010 and 2009, respectively. Capital spending in both 2010 and 2009 has been focused on information technology and manufacturing improvement projects.
During the first six months of 2009, we made a $2.0 million acquisition payment to CryoCath due two years after the June 2007 closing of the acquisition of the cryoablation surgical device business of CryoCath. Also during the first half of 2009, we converted a long-term restricted investment of $0.5 million to cash.
Financing Activities. During the first half of 2010 we raised $4.8 million from the issuance of common stock related to the exercise of 2 million warrants on our common stock. The warrants were originally issued in connection with private placement stock sales in 2008 and 2007. During the first halves of 2010 and 2009, we received $0.6 million and $0.2 million, respectively, in proceeds from exercises of stock options as well as purchases of common stock under our employee stock purchase plan.
In May 2010, in connection with the proposed Merger with Medtronic, we and certain of our subsidiaries received a $30 million Loan from Medtronic. The Loan bears interest at the annual rate of 10%, payable monthly. We used the proceeds of the Loan to redeem and retire our Convertible Senior Notes, to repay outstanding borrowings under our Term Loan with Silicon Valley Bank, and for working capital. The entire unpaid principal balance of the Loan, together with accrued and unpaid interest, will be due and payable in full 24 months following the termination for any reason of the Merger Agreement. A facility fee of 1.5% of the original principal balance of the Loan was paid at the time of the May 2010 advance. Upon final payment of the Loan, we will be required to pay, in addition to the then outstanding principal and accrued but unpaid interest, a final payment equal to 6% of the original principal balance of the Loan. In addition, if the Merger Agreement is terminated for any reason, we are required under the terms of the Loan to issue Medtronic a seven-year warrant to purchase, at a per share exercise price of $2.61, a number of shares of our common stock equal to 4% of the quotient of $30 million divided by $2.61, provided that the maximum number of shares issuable pursuant to the Medtronic Warrant may not exceed that number of shares which is 19.9% of the total number of shares of our common stock outstanding on the date of issuance of such shares. The exercise price and the number of shares purchasable upon exercise of the Medtronic Warrant will be subject to the anti-dilution adjustments provided for in the Medtronic Warrant. The Loan is secured by security interests in certain collateral of the Company and the stock in certain subsidiaries of the Company.

In February 2010, we received a commitment letter for four-year (interest only during the first year) term debt financing of approximately $30 million from one of our directors, Theodore C. Skokos, and The Ted and Shannon Skokos Foundation. This financing was intended to be used to call and retire our Convertible Senior Notes and our bank Term Loan, together totaling approximately $26 million, as well as to provide general corporate working capital. In light of the proposed Merger with Medtronic and the related Loan from Medtronic, we allowed the Skokos Commitment to expire. As required under the terms of the commitment letter, we paid a one-time $0.45 million facility fee during the first quarter of 2010 and paid a break-up fee of $0.45 million in the second quarter of 2010 in connection with the expiration of the Skokos Commitment.
In 2008, we entered into a Credit Agreement with Mr. Skokos, for a two-year, $5 million Credit Facility. Advances under the Credit Facility carried interest at 15% per annum payable quarterly. The Credit Facility also carried an annual commitment fee of 1% of the average unused Revolving Commitment Amount, payable annually. We paid the first annual commitment fee of $0.05 million to Mr. Skokos in July 2009. No advances were made under the Credit Facility prior to its termination in May 2010. All assets were pledged as collateral on the Credit Facility. In light of the proposed Merger with Medtronic and related Loan from Medtronic, we terminated the Credit Agreement with Mr. Skokos in May 2010. In connection with the termination of the Credit Agreement, we paid to Mr. Skokos a $0.05 million fee equal to the commitment fee to which Mr. Skokos would otherwise have been entitled had the Credit Agreement been allowed to expire by its terms in June 2010. Other than the Fee, there were no termination fees or penalties incurred by the Company in connection with the termination.
In 2005, we sold a combined $22.4 million aggregate principal amount of 6% Convertible Senior Notes due 2025, which were, prior to their redemption and retirement in June 2010, convertible into 5,333,334 shares of our common stock. We used the proceeds from the Notes for general corporate purposes, working capital, capital expenditures and to fund business development opportunities. As discussed above, in June 2010 we redeemed and retired the Notes, which was required as a condition of the proposed Merger with Medtronic. The Notes were redeemed using proceeds from the Loan obtained in connection with the proposed Merger with Medtronic. During the second quarter of 2010, we recorded a non-cash, non-operating loss on redemption and retirement of the Notes of $4.8 million, related primarily to the write-off of the remaining balances of unamortized discounts on the Notes.
We maintained a Loan and Security Agreement with Silicon Valley Bank from 2004 until May 2010. Under the Loan and Security Agreement, as amended, all ATS assets were pledged as collateral and we were subject to certain financial covenants. In 2007, we entered into an Amendment to the Loan and Security Agreement whereby the Bank provided for an $8.6 million Term Loan, which we used to repay then outstanding term loans and advances from the Bank and to purchase the surgical cryoablation business from CryoCath. Under the Term Loan, as amended, we began making monthly payments of principal plus interest beginning in 2008 and continuing until June 2011. In June 2010, the Company exercised its right to prepay the outstanding Term Loan using proceeds from the Loan obtained in connection with the proposed Merger with Medtronic. This prepayment was required as a condition of the proposed Merger. Under the Loan and Security Agreement, the Company paid prepayment penalties and credit facility fees of $0.16 million in connection with the prepayment. Interest on the Term Loan accrued at a fixed rate per annum of 9.5%. During the life of the Term Loan, we were in compliance with all financial covenants set forth in the Loan and Security Agreement, as amended.
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
If the Merger with Medtronic is not consummated, we may need to raise additional cash in or after 2010 to fund our business and to pay off our $30 million Loan obtained from Medtronic when it comes due 24 months after termination of the Merger Agreement. If the Merger with Medtronic is not consummated, funding of our operations in future periods would likely require additional investments in ATS in the form of equity or debt. Any sale of additional equity or issuance of debt securities may result in dilution to our stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing when needed, we may be required to delay, reduce the scope of, or eliminate one or more aspects of our business development activities, which could harm the growth of our business.

Off-Balance Sheet Arrangements
We do not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, operating results, liquidity, capital expenditures or capital resources.
Contractual Obligations
A table of our contractual obligations and other commitments is contained in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations, of our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”). As of July 3, 2010, we had the following significant changes to our contractual obligations table contained in our 2009 Form 10-K:
•	We redeemed and retired our Convertible Senior Notes.
•	We prepaid our Term Loan with Silicon Valley Bank.
•
We repaid the Notes and Term Loan using the proceeds of the $30 million Loan obtained from Medtronic in connection with the proposed Merger with Medtronic. The entire unpaid principal balance of the Loan, together with accrued and unpaid interest, will be due and payable in full 24 months following the termination, for any reason, of the Merger Agreement. Upon final payment of the Loan, we would be required to pay, in addition to the then outstanding principal and accrued but unpaid interest, a final payment equal to 6% of the original principal balance of the Loan.

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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended July 3, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings
Medtronic Merger Class Action Litigation
On May 4, 2010, a class action complaint was filed in the District Court of the State of Minnesota Hennepin County concerning the Merger. The class action was instituted by Patrick Vandenberghe, individually and on behalf of all public shareholders of ATS, against ATS, our board of directors, our president and chief executive officer, Medtronic and Pilgrim Merger Corporation, a wholly owned subsidiary of Medtronic (“Merger Sub”). The complaint alleges breach of fiduciary duty by the members of our board of directors arising out of the attempt to sell ATS by means of unfair process with preclusive deal protection devices and at an unfair price of $4.00 in cash for each share of our common stock. The complaint also alleges that ATS and Medtronic aided and abetted the alleged breaches of fiduciary duties by the other defendants. On June 2, 2010, we received notice of an amended class action complaint, which further alleges that the preliminary proxy statement we filed on May 25, 2010 fails to provide our shareholders with material information and/or provides our shareholders with materially misleading information, which the complaint alleges renders our shareholders unable to make an informed decision on whether to vote in favor of the Merger. The amended class action complaint includes a claim brought pursuant to Minnesota Statutes §302A.467, alleging that each member of our board of directors violated the standard of conduct imposed on him pursuant to Minnesota Statutes §302A.251 and that each such member and our president and chief executive officer violated the standard of conduct imposed on him pursuant to Minnesota Statutes §302A.361, in each case by allegedly failing to discharge his respective duties as a member of our board of directors in good faith, in a manner he reasonably believes to be in the best interests of our shareholders and with the care an ordinarily prudent person in a like position would exercise under similar circumstances. The complaint seeks damages, costs and injunctive relief to prevent the consummation of the Merger, or in the event that the Merger is consummated, then rescission or rescissory damages, and such further relief as the court deems just and proper.
On May 4, 2010, we received notice of a class action complaint venued in the District Court of the State of Minnesota Hennepin County concerning the Merger. The class action was instituted by Scott Kirklighter, individually and on behalf of all public shareholders of ATS, against ATS, our board of directors, our chief executive officer, our chief financial officer, Medtronic and Merger Sub. The complaint alleges breach of fiduciary duty by the members of our board of directors, our chief executive officer and our chief financial officer arising out of the attempt to sell ATS by means of unfair process with preclusive deal protection devices and at an unfair price of $4.00 in cash for each share of our common stock. The complaint also alleges that ATS, Medtronic, Merger Sub and our chief financial officer aided and abetted the breach of fiduciary duties. On June 11, 2010, we received a notice of motion and motion for leave to amend the complaint, accompanied by supporting documents, including a proposed amended complaint. The proposed amended complaint further alleges that the preliminary proxy statement we filed on May 25, 2010 contains numerous material misleading statements or omissions. The complaint seeks costs and injunctive relief to prevent the consummation of the Merger unless and until we adopt and implement a procedure or process to obtain a transaction that provides the best possible terms for our shareholders, and, rescission of, to the extent already implemented, the Merger Agreement or any of the terms thereof. The complaint also seeks a declaration and decree that the Merger Agreement was agreed to in breach of the fiduciary duties of the members of our board of directors, our chief executive officer and our chief financial officer, a direction from the court to the members of our board of directors, our chief executive officer and our chief financial officer to exercise their fiduciary duties to commence a sale process that is reasonably designed to secure the best possible consideration for ATS and the imposition of a constructive trust, in favor of Mr. Kirklighter and members of the purported class, upon any benefits improperly received by the defendants as a result of their alleged wrongful conduct.
On May 10, 2010, we received notice of a class action complaint venued in the District Court of the State of Minnesota Hennepin County concerning the Merger. The class action was instituted by Vance S. Dahle, individually and on behalf of all public shareholders of ATS, against ATS, our board of directors, Medtronic and Merger Sub. The complaint alleges breach of fiduciary duty by the members of our board of directors arising out of the attempt to sell ATS by means of unfair process with preclusive deal protection devices, and at an unfair price of $4.00 in cash for each share of our common stock. The complaint also alleges that Medtronic and Merger Sub aided and abetted the alleged breach of fiduciary duties. An amended complaint, dated May 28, 2010, further alleges that the preliminary proxy statement we filed on May 25, 2010 is deficient with respect to disclosures pertaining to the Merger, the financial analyses conducted by J.P. Morgan Securities, Inc. and the alleged conflict of interest of various parties involved in the Merger. The complaint seeks damages, costs, injunctive relief to prevent the consummation of the Merger, or in the event that the Merger is consummated, then rescission or rescissory damages, and filing an updated proxy statement to correct the alleged disclosure deficiencies articulated in the complaint.

On May 20, 2010, we received notice of a class action complaint venued in the District Court of the State of Minnesota Hennepin County concerning the Merger. The class action was instituted by Pricha Tuksaudom, individually and on behalf of all public shareholders of ATS, against ATS and our board of directors. The complaint alleges breach of fiduciary duty by the members of our board of directors arising out of the attempt to sell ATS by means of unfair process with preclusive deal protection devices, and at an unfair price of $4.00 in cash for each share of our common stock. An amended complaint, dated May 28, 2010, further alleges that the preliminary proxy statement we filed on May 25, 2010 fails to provide our shareholders with material information and/or provides our shareholders with materially misleading information, which the complaint alleges renders our shareholders unable to make an informed decision on whether to vote in favor of the Merger. The complaint seeks damages, costs and injunctive relief to prevent the consummation of the Merger, or in the event that the Merger is consummated, then rescission or rescissory damages.
On May 21, 2010, we received notice of a class action complaint venued in the District Court of the State of Minnesota Hennepin County concerning the Merger. The class action was instituted by Marian J. Holmquist, individually and on behalf of all public shareholders of ATS, against ATS, our board of directors, our chief executive officer and our chief financial officer. The complaint alleges breach of fiduciary duty by the members of our board of directors arising out of the attempt to sell ATS by means of unfair process with preclusive deal protection devices, and at an unfair price of $4.00 in cash for each share of our common stock. The complaint seeks costs and injunctive relief to prevent the consummation of the Merger, to prevent the defendants from taking any actions that violate their fiduciary duties to our shareholders and to prevent the defendants from taking any actions that impede or deter other potential acquirers.
On May 26, 2010, we received notice of a class action complaint venued in the District Court of the State of Minnesota Hennepin County concerning the Merger. The class action was instituted by Mark W. Johnson, individually and on behalf of all public shareholders of ATS, against ATS, our board of directors, Medtronic and Merger Sub. The complaint alleges breach of fiduciary duty by the members of our board of directors arising out of the attempt to sell ATS by means of unfair process with preclusive deal protection devices, and at an unfair price of $4.00 in cash for each share of our common stock. The complaint also alleges that ATS and Medtronic aided and abetted the alleged breach of fiduciary duties. The complaint also alleges that the preliminary proxy statement we filed on May 25, 2010 fails to disclose certain material information necessary for our shareholders to make a rational and fully-informed decision regarding the Merger. The complaint seeks costs and injunctive relief to prevent the consummation of the Merger, or in the event that the Merger is consummated, then rescission or rescissory damages.
On June 22, 2010, we became aware of the filing of a class action complaint venued in the U.S. District Court for the District of Minnesota concerning the Merger. The class action was instituted by Larry P. Fournier and Patrice M. Fournier individually and on behalf of all public shareholders of ATS against ATS, our board of directors, Medtronic and Merger Sub. The complaint alleges: (a) violations of Section 14(a) of the Securities Exchange Act of 1934 and SEC Rule 14a-9 promulgated thereunder by all defendants arising out of the defendants’ alleged dissemination of a false and misleading preliminary proxy statement, in reference to the preliminary proxy statement we filed on May 25, 2010, which the plaintiffs allege the defendants knew or should have known was misleading in that it allegedly contained misrepresentations and failed to disclose material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading, including regarding alleged conflicts of interest of certain members of our board of directors; (b) breach of fiduciary duty by the members of our board of directors arising out of the attempt to sell ATS by means of unfair process with preclusive deal protection devices, and at an unconscionable, unfair and grossly inadequate price of $4.00 in cash for each share of our common stock; (c) breach of fiduciary duty by the members of our board of directors arising out of the alleged failure of our preliminary proxy statement, which we filed on May 25, 2010, to provide our shareholders with material information and/or providing them with materially misleading information, thereby rendering our shareholders unable to make an informed decision regarding whether to vote in favor of the Merger; and (d) that ATS and Medtronic aided and abetted the alleged breach of fiduciary duties. The complaint seeks costs and injunctive relief to prevent the consummation of the Merger.

On June 16, 2010, all of the cases filed in state court were consolidated in In re ATS Medical, Inc. Shareholder Litigation (the “Lawsuit”). On July 12, 2010, the case filed in federal court was dismissed voluntarily without prejudice.
On July 26, 2010, after extensive negotiations, ATS and the other defendants reached an agreement in principle with the plaintiffs regarding settlement of the Lawsuit. In connection with the settlement contemplated by that agreement in principle, the Lawsuit and all claims asserted therein will be dismissed with prejudice. The terms of the settlement contemplated by that agreement in principle require that ATS make certain additional disclosures related to the Merger, which the Company has done. The agreement in principle contemplates that the parties will enter into a stipulation of settlement, which will be subject to customary conditions, including Court approval following notice to ATS’s shareholders. There can be no assurance that the parties will ultimately enter into a stipulation of settlement, that the Court will approve any proposed settlement, or that any eventual settlement will be under the same terms as those contemplated by the agreement in principle. By entering into the proposed settlement, ATS and the other defendants are in no way acknowledging that the allegations contained in the Lawsuit have merit, and the defendants deny any liability.
We believe the class actions described above are without merit and, if necessary, would vigorously defend against the claims asserted.
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
Abbey Litigation Relating to the Medtronic Merger
On August 2, 2010, we received notice of an action venued in the District Court of the State of Minnesota Hennepin County concerning the Merger. The action was instituted by Abbey, a former beneficial owner of 3F Therapeutics, Inc. stock and current beneficial owner of ATS stock, against ATS, our board of directors, our chief executive officer, and Medtronic. The complaint seeks a declaratory judgment of the parties’ rights and obligations under the Merger Agreement as it concerns the January 23, 2006 Agreement and Plan of Merger among ATS, Seabiscuit Acquisition Corp., 3F Therapeutics, Inc. and Boyd D. Cox (the “3F Agreement”), and specifically, that the 3F Agreement entitles plaintiff to additional consideration in the Merger. The complaint also alleges breach of fiduciary duty by the members of our board of directors arising out of the attempt to sell ATS through an arrangement that would allegedly abrogate the right to additional consideration of ATS shareholders who are former holders of 3F shares. The complaint also alleges that ATS and Medtronic aided and abetted the alleged breach of fiduciary duties. In addition to the declaration of rights and obligations under the Merger Agreement and the 3F Agreement, the complaint seeks damages and costs.
We believe that the Abbey I Litigation, Abbey II Litigation and the Abbey Litigation relating to the Medtronic Merger are without merit and will not have a material impact on our financial position or operating results. In addition, we intend to continue to vigorously defend against the claims asserted.

ITEM 1A.	Risk Factors
You should carefully consider the risk factors discussed below and in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, any of which could have a material impact on our business, financial condition or results of operations.
Included below are updated versions of the three new risk factors we included in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2010. Such risk factors should be read in conjunction with the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009:
Our business and our financial condition may be adversely affected if the proposed Merger with Medtronic is not completed, which could cause our stock price to decline.
The proposed Merger with Medtronic is subject to several customary conditions, including obtaining clearance from governmental entities and the approval of the Merger by the outstanding holders of our common stock. While we have received the required antitrust clearances and the Merger has been approved by our shareholders, certain conditions to closing remain to be satisfied or waived. During the months following execution of the Merger Agreement with Medtronic until we are able to close the transaction, our employees and customers may have been and could continue, until closing, to be significantly distracted and our business could be adversely affected by the uncertainty created by the announcement of the proposed Merger. If the proposed Merger with Medtronic ultimately is not completed, we believe our business would have been, and would continue to be, adversely affected by a variety of risks, including those identified below, and we believe we would not be in as good of a position as we would have been had we not entered into a transaction with Medtronic in the first place:
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
Pursuant to the Merger Agreement, each share of our common stock that is issued and outstanding immediately prior to the completion of the Merger (other than shares held by us, Medtronic or its subsidiaries, which will be canceled without payment of any consideration, and shares for which appraisal rights have been validly exercised and not withdrawn) will be converted into the right to receive $4.00 in cash, without interest. Each option to purchase our common stock that is outstanding immediately prior to the completion of the Merger will be canceled in exchange for the right to receive in cash the amount by which $4.00 exceeds the exercise price, multiplied by the number of shares subject to such option. Each restricted stock unit that is outstanding immediately prior to the completion of the Merger will be canceled in exchange for the right to receive $4.00 per restricted stock unit in cash. Each warrant to purchase our common stock that is outstanding immediately prior to the completion of the Merger will be converted into the right to receive, upon exercise, an amount in cash equal to the amount by which $4.00 exceeds the exercise price, multiplied by the number of shares subject to such warrant. The proposed Merger with Medtronic is subject to customary conditions, including obtaining clearance from governmental entities and the approval of the Merger by a majority of the outstanding holders of our common stock. While we have received the required antitrust clearances and the Merger has been approved by our shareholders, certain conditions to closing remain to be satisfied or waived. We may not be able to meet all closing conditions in order to complete the proposed Merger. If we are not able to complete the Merger, the holders of our common stock, restricted stock units and options and warrants to purchase common stock will not receive the cash merger consideration provided in the Merger Agreement.
In connection with the proposed Merger with Medtronic, we may incur litigation costs which may harm our business and financial condition and cause our stock price to decline.
The proposed Merger with Medtronic has resulted in and could result in additional litigation against our Company in connection with the transaction itself regardless of whether we are able to close the transaction. This would result in additional litigation costs and management distraction and any failure to successfully defend against these actions could harm our business and our financial condition and cause our stock price to decline.

ITEM 5.	Other Information
On July 28, 2010, the Personnel and Compensation Committee of the Company’s Board of Directors determined to terminate the Company’s 2010 Management Incentive Compensation Plan (the “2010 MICP”) prior to the closing of the proposed Merger with Medtronic and to make payments under the 2010 MICP based on the performance of the Company to date. The amounts to be paid to each of the Company’s named executive officers pursuant to the 2010 MICP are set forth in the table below.

		2010 MICP
Name	Position	Payout ($)
Michael D. Dale	Chairman, Chief Executive Officer and President	$84,788
Michael R. Kramer	Chief Financial Officer	42,394
Thaddeus Coffindaffer	Vice President, Sales	46,049
Craig A. Swandal	Vice President, Operations	45,069
Michael E. Reinhardt	Vice President, Global Marketing	42,394

ITEM 6.	Exhibits

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

10.1
Description of amendment to the ATS Medical, Inc. 1998 Employee Stock Purchase Plan, as amended (Incorporated by reference to Item 1.01 contained in the Company’s Current Report on Form 8-K filed on May 4, 2010).

10.2	ATS Medical, Inc. 2010 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2010).

10.3
Promissory Note, dated May 21, 2010, executed by ATS Medical, Inc., 3F Therapeutics, Inc. and ATS Acquisition Corp. in favor of Medtronic, Inc. (including the form of Warrant issuable under certain circumstances by ATS Medical, Inc. to Medtronic, Inc.) (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 21, 2010).

10.4
Security Agreement, dated May 21, 2010, executed by ATS Medical, Inc., 3F Therapeutics, Inc. and ATS Acquisition Corp. in favor of Medtronic, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 21, 2010).

10.5	Pledge Agreement, dated May 21, 2010, made by ATS Medical, Inc. to Medtronic, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 21, 2010).

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act, as amended (Section 302 Certification).

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act, as amended (Section 302 Certification).

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2010	ATS MEDICAL, INC.
	By:	/s/ Michael D. Dale
Michael D. Dale
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Michael R. Kramer
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

10.1
Description of amendment to the ATS Medical, Inc. 1998 Employee Stock Purchase Plan, as amended (Incorporated by reference to Item 1.01 contained in the Company’s Current Report on Form 8-K filed on May 4, 2010).

10.2	ATS Medical, Inc. 2010 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2010).

10.3
Promissory Note, dated May 21, 2010, executed by ATS Medical, Inc., 3F Therapeutics, Inc. and ATS Acquisition Corp. in favor of Medtronic, Inc. (including the form of Warrant issuable under certain circumstances by ATS Medical, Inc. to Medtronic, Inc.) (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 21, 2010).

10.4
Security Agreement, dated May 21, 2010, executed by ATS Medical, Inc., 3F Therapeutics, Inc. and ATS Acquisition Corp. in favor of Medtronic, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 21, 2010).

10.5	Pledge Agreement, dated May 21, 2010, made by ATS Medical, Inc. to Medtronic, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 21, 2010).

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act, as amended (Section 302 Certification)

31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act, as amended (Section 302 Certification)

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification)